Form 10KSB
period 2000-12-31
LOMBARDIA ACQUISITION CORP
filed 2001-03-30
CIK 1106645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file Number 0-25611

                           LOMBARDIA ACQUISITION CORP.
                 (Name of Small Business Issuer in its charter)

                  Delaware                              33-0889197
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)


         2600 Michelson Drive, Suite 490
               Irvine, California                          92612
      ---------------------------------------          -------------
     (Address or principal executive offices)            (Zip Code)


Issuer's telephone number (949) 475-9600

Securities to be registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                            N/A


Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year were $ 0.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 500,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Lombardia Acquisition Corp., a Delaware corporation (the "Company"), was incorporated as a blank check company on April 21, 1997. The Company's administrative offices are located at 2600 Michelson Drive, Suite 490, Irvine, California 92612; telephone (949) 475-9600. To date, the Company has not engaged in business and has had no revenues or significant assets. The Company plans to attempt to acquire an equity interest in or assets of an operating business to be thereafter operated by the Company or a subsidiary of the Company, and then listing its securities on an electronic stock exchange.

GENERAL

         The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary, and then listing its securities on an electronic stock exchange. The Company has no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "blank check companies" or "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." Management believes that certain privately held businesses are interested in "going public" through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private business' reconstitution as a publicly traded corporation will aid the business in obtaining private equity capital on the theory that investors are more interested in purchasing equity securities for which a public market exists.

         In selecting a suitable business opportunity, management of the Company intends to focus on the potential for future profits and strength of current operating management of the business opportunity. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude any other category of business or industry to be investigated and evaluated by the Company as opportunities arise.

         The Company will conduct its own investigation to identify a business it can acquire, as follows. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business' capital, production, marketing, labor and other related requirements. To date, management has conducted no investigations of any business or company nor has it met with representatives of any company or business. There can be no assurance that management of the Company will ever be able to locate a suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.

         Management believes that the reorganization of the Company with a suitable operating business will be in the form of a stock-for-stock exchange conducted pursuant to a written stock purchase agreement. Management intends to pursue a structure that will provide for a tax free reorganization under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended. Management expects that the terms of the stock purchase agreement will require the owners of the operating business to transfer the entire equity ownership of the business opportunity to the Company in exchange for the Company's issuance of a large block of its Common Stock to the owners of the operating business. The Company expects that the owners of the business opportunity will receive a block of stock that equals 90% to 95% of the issued and outstanding shares of the Common Stock of the Company after giving effect to the close of the stock-for stock exchange, depending on the qualities and strengths of the business opportunity. The Company expects that immediately after the close of the stock-for-stock exchange, the existing directors and officers of the Company will resign and that a new slate of officers and directors nominated by the former owners of the operating business will be appointed.

         A reorganization between a non-operating shell corporation, such as the Company, and an operating business which results in the former shareholders of the operating business having control of the combined company after the reorganization will be deemed to be a recapitalization for accounting purposes in which the operating company's assets and liabilities are recorded at cost.

         In summary, after giving effect to the expected terms of a proposed shell reorganization with a suitable business opportunity, the Company will stand as the publicly-listed holding corporation for the business opportunity, which will be wholly-owned by the Company. The present shareholders of the Company, as a group, will own approximately 5% to 10% of the issued and outstanding shares of Common Stock of the Company (with the other 90% to 95% held by the former owners of the operating business), and the officers and directors of the Company will consist exclusively of those persons nominated by the former owners of the operating business, presumably the same persons that served in similar positions with the pre-reorganization operating business.

INVESTORS IN THE COMPANY ARE CAUTIONED AND SHOULD BE AWARE THAT MANAGEMENT OF THE COMPANY, ACTING IN COMPLIANCE WITH THE BYLAWS OF THE COMPANY AND DELAWARE GENERAL CORPORATION LAW, INTENDS TO STRUCTURE ANY REORGANIZATION WITH AN OPERATING BUSINESS IN A MANNER THAT WILL ALLOW THE BOARD OF DIRECTORS OF THE COMPANY TO APPROVE THE SELECTION OF THE OPERATING BUSINESS AND ALL OF THE TERMS OF THE REORGANIZATION, INCLUDING THE APPOINTMENT OF THE SUCCESSOR OFFICERS AND DIRECTORS, WITHOUT THE NEED OR REQUEST FOR SHAREHOLDER APPROVAL. SEE "RISK FACTORS," BELOW.

         The founders of the Company have also founded seven other blank check companies with the same management and, as of the date of this annual report, ownership. To the extent that future events cause the ownership between the eight blank check companies to materially vary, by way of new issuances or transfers of outstanding shares, conflicts of interests may develop between management's stewardship of the seven companies. In particular, conflicts may develop in connection with management's choice of which blank check company to direct a particular merger candidate to.

         Management intends to minimize the potential for conflicts of interests by neither issuing new shares nor promoting a market for the outstanding shares until such time as the Company has acquired an operating business. In this regard, management does not expect that a market for the common shares of the Company will develop until such time as the Company acquires an operating business.

         HOWEVER, OTHER THAN THE FOREGOING, MANAGEMENT HAS NO PLANS OR PROCEDURES IN PLACE TO DEAL WITH THE POTENTIAL CONFLICTS OF INTEREST THAT MAY ARISE IN REGARDS TO MANAGEMENT'S CHOICE OF WHICH BLANK CHECK COMPANY TO DIRECT A PARTICULAR MERGER CANDIDATE TO. THOSE PARTIES WHO ARE CONSIDERING AN INVESTMENT IN THE COMPANY PRIOR TO THE COMPANY'S ACQUISITION OF AN OPERATING BUSINESS ARE CAUTIONED TO CONSIDER THE PROSPECT THAT MANAGEMENT MAY DECIDE TO DIRECT MERGER CANDIDATES TO ANY ONE OF THE OTHER SIX BLANK CHECK COMPANIES AND THAT IT MAY TAKE A SIGNIFICANT AMOUNT OF TIME BEFORE MANAGEMENT DIRECTS A MERGER CANDIDATE TO THE COMPANY.

         As of the date of this annual report, the Company has no agreements, understandings, or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. The Company is subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These requirements will oblige the Company to file with the Commission specified information regarding companies with which the Company may merge or reorganize, including audited financial statements for any acquired companies covering one or two years depending on the relative size of the acquisition. The financial statement requirements imposed by the Exchange Act will necessarily limit the Company's pool of candidates with which it may merge or reorganize to those entities with the proper audited financial statements.

         There is no assurance that management can find a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would benefit the Company.

COMPETITION

         Numerous large, well-financed operating companies with large cash reserves are engaged in the acquisition of companies and businesses. In addition, the Company will compete with numerous companies identical to the Company in that they are blank check companies with a class of stock registered with the SEC. The Company has no way to distinguish itself from these other blank check companies. The Company expects competition to be intense for available target businesses.

EMPLOYEES

         The Company has only one employee at the present time, Danilo Cacciamatta, the Company's Chief Executive Officer. The Company does not contemplate hiring anyone until a business is acquired. Mr. Cacciamatta intends to devote no more than 10% of his time to the Company's affairs.

THE INVESTMENT COMPANY ACT OF 1940

         The Company's business plan may involve changes in its capital structure, management, control and business. These activities may be regulated by the Investment Company Act of 1940 ("Investment Act"). The Company will attempt to avoid this regulatory jurisdiction to preclude costly and restrictive registration and other provisions of the Investment Act.

         The Investment Act excludes from the effects of the Act entities which have not conducted a public offering and which do not have in excess of 99 shareholders. The Company believes that it presently complies with this exclusion and that it will continue to do so until such time as it acquires a business opportunity, at which time the Company should no longer be potentially subject to the Investment Act. The Company intends to operate in a manner which will maintain its exclusion from the "investment company" category.

RISK FACTORS

         AN INVESTMENT IN THE SECURITIES OF THE COMPANY PRESENTS CERTAIN MATERIAL RISKS TO INVESTORS. ANY INVESTOR IN THE COMPANY IS ENCOURAGED TO CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE PURCHASING THE SECURITIES OF THE COMPANY.

         1. SHELL CORPORATION. This type of company is commonly called a "shell" corporation because the company does not have any assets or operations and has been formed for the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions are consummated by issuing or transferring large blocks of the Company's equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business."

         Prospective investors should be aware that privately-held companies often times merge or reorganize with a public shell as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. Unlike an investment in an operating business, in the event the Company merges with a privately-held company, investors prior to the disclosure of the merger candidate will not have had the benefit of receiving disclosure of such company's operations and financial condition prior to making their investment. See, "Description of Business."

         Prospective investors should also be aware that management of the Company, acting in compliance with the Bylaws of the Company and Delaware General Corporation Law, intends to structure any reorganization with an operating business in a manner that will allow the Board of Directors of the Company to approve the selection of the operating business and all of the terms of the reorganization, including the appointment of the successor officers and directors, without the need or request for shareholder approval. See, "Description of Business."

         2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company has no assets, revenues or operations. The Company was originally capitalized with $500 in April 1997 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $1,616 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required. However, management is under no obligation to continue to make capital contributions to the Company. Should management fail to make additional capital contributions as required, the Company may not be able to conduct an acquisition of an operating company. The report of the Company's independent auditors on the Company's 2000 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In its report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

         3. CONFLICTS OF INTEREST. The founders of the Company have also founded seven other blank check companies with the same management and, as of the date of this annual report, ownership. To the extent that future events cause the ownership of the eight blank check companies to materially vary, by way of new issuances or transfers of outstanding shares, conflicts of interests may develop between management's stewardship of the seven companies. In particular, conflicts may develop in connection with management's choice of which blank check company to direct a particular merger candidate to.

         Management has no plans or procedures in place to deal with the potential conflicts of interest that may arise in regards to management's choice of which blank check company to direct a particular merger candidate to. Those parties who are considering an investment in the Company prior to the Company's acquisition of an operating business are cautioned to consider the prospect that management may decide to direct merger candidates to any one of the other six blank check companies and that it may take a significant amount of time before management directs a merger candidate to the Company.

         4. RELIANCE ON MANAGEMENT. The Company is dependent on its officer's and director's personal abilities to evaluate business opportunities that may be presented in the future. Since management has not identified a proposed business or industry in which it will search for an acquisition target, it is unlikely that management will have any prior experience in the technical aspects of the industry or the business within that industry which may be acquired. See, "Description of Business" and "Management."

         5. MINIMAL TIME COMMITMENT OF MANAGEMENT. The current officer and director engages in other activities and will devote less than 10% of his time to the Company. See, "Management."

         6. PREFERRED STOCK. The Company is authorized to issued 10,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provision, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power and other rights of the holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate actions.

         7. LACK OF FACILITIES. The Company's office is located within a suite of offices leased by the accounting firm employing the Company's Chief Executive Officer. The use of the facilities is provided to the Company at no charge and the Company does not intend to rent other office space until an acquisition target business is identified and acquired. The lack of any separate facilities for the Company's operations may work to the Company's future detriment. See, "Property."


ITEM 2.  DESCRIPTION OF PROPERTY

         Through an oral agreement with Danilo Cacciamatta, Chief Executive Officer of the Company, the Company's operations are located at 2600 Michelson Drive, Suite 490, Irvine, California 92612. The Company's office is located within a suite of offices leased by the accounting firm owned by Mr.Cacciamatta. There is no rental charge to the Company for office space, equipment rental or phone usage. The Company does not anticipate acquiring separate office facilities until such time as a business has been acquired by the Company.


ITEM 3.  LEGAL PROCEEDINGS.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         As of the date of this annual report, there is no market for the securities of the Company.

         As of February 28, 2000, there were 41 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary, and then listing its securities on an electronic stock exchange. The Company has not yet engaged in business and has had no revenues. As of December 31, 2000, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997 and since then management of the Company and the other two largest shareholders of the Company have contributed an additional $1,616 to the capital of the Company. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management's search for a suitable acquisition candidates will consist exclusively of contacting acquaintances in the business and investment banking community who are likely to know of operating businesses that might be interested in conducting a reorganization with the a blank check company. Management does not intend to conduct any advertising or proactive campaign to locate a suitable acquisition candidate. The Company does not expect to hire any additional employees until such time as an operating company is acquired. Management believes that the Company will require an additional $1,000 over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to conduct additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will seek to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative sources of capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

FORWARD LOOKING STATEMENTS

         This Annual report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this annual report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.


ITEM 7.  FINANCIAL STATEMENTS

                           LOMBARDIA ACQUISITION CORP.
                          (A development stage company)


                              FINANCIAL STATEMENTS

                                December 31, 2000

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report..............................................8

Balance Sheet...........................................              ....9

Statements of Operations...................  ........             .......10

Statements of Stockholders' Equity......................             ....11

Statements of Cash Flows..................................             ..12

Notes to Financial Statements.....................             ......... 13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
Lombardia Acquisition Corp.


We have audited the accompanying balance sheet of Lombardia Acquisition Corp. (a development stage company) (the "Company") as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000 and for the period from inception (April 21, 1997) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lombardia Acquisition Corp. as of December 31, 2000, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2000 and the period from inception (April 21, 1997) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company needs additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Baron Accountancy Corp.

Irvine, California
March 22, 2001

                           LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet


                                                               DECEMBER 31, 2000
                                                               -----------------

                         ASSETS

CURRENT ASSETS:

  Cash                                                         $              -
                                                               -----------------

                                                               $              -
                                                               =================

          LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                              $              -
                                                               -----------------

SHAREHOLDERS' EQUITY:

  Preferred stock, 10,000,000 shares authorized, $.001 par
     value, none issued and outstanding                                       -
  Common stock, 20,000,000 shares authorized, $.001 par
     value, 500,000 shares issued and outstanding              $            500
  Additional paid in capital                                              1,616
  Deficit accumulated during the development stage                       (2,116)
                                                               -----------------
     NET SHAREHOLDERS' EQUITY                                                 -
                                                               -----------------
                                                               $              -
                                                               =================

The accompanying notes are an integral part of these financial statements.


                                     LOMBARDIA ACQUISITION CORP.
                                   (A DEVELOPMENT STAGE COMPANY)

                                      Statements of Operations

                                                                                            Cumulative
                                                                                          from inception
                                                                                            (April 21,
                                                                  Year ended                 1997) to
                                                                  December 31,             December 31,
                                                            2000              1999            2000
                                                         -------------   -------------    -------------
COSTS AND EXPENSES:

  General and administrative expenses                    $      1,387    $        209     $       2,116
                                                         -------------   -------------    -------------

NET LOSS                                                 $      1,387    $        209     $       2,166
                                                         =============   =============    =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE              $       0.00    $       0.00
                                                         =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                    500,000         500,000
                                                         =============   =============

The accompanying notes are an integral part of these financial statements.


                                               LOMBARDIA ACQUISITION CORP.
                                             (A DEVELOPMENT STAGE COMPANY)
                                           Statements of Shareholders' Equity
                                             From Inception (April 21, 1997)
                                                  to December 31, 2000

                                                                                               Deficit
                                                                                             Accumulated
                                   Preferred Stock        Common Stock        Additional      During the          Net
                                  ------------------ -----------------------    Paid In      Development     Shareholders'
                                  Shares    Amount     Shares      Amount       Capital         Stage            Equity
                                  -------- --------- ------------ ---------- -------------- ---------------  ---------------
INCEPTION, APRIL 21, 1997               -  $      -            -  $       -  $           -  $            -   $            -

Issuance of common stock                -         -      500,000        500              -               -              500

Net loss                                -         -            -          -                           (330)            (330)
                                  -------- --------- ------------ ---------- -------------- ---------------  ---------------

BALANCE, DECEMBER 31, 1997              -         -      500,000        500              -            (330)             170

Capital contribution                    -         -            -          -             20               -               20

Net loss                                -         -            -          -              -            (190)            (190)
                                  -------- --------- ------------ ---------- -------------- ---------------  ---------------

BALANCE, DECEMBER 31, 1998              -         -      500,000        500             20            (520)               -

Capital contribution                    -         -            -          -            209               -              209

Net loss                                -         -            -          -              -            (209)            (209)
                                  -------- --------- ------------ ---------- -------------- ---------------  ---------------

BALANCE, DECEMBER 31, 1999              -         -            -        500            229            (729)               -

Capital contribution                    -         -            -          -          1,387               -            1,387

Net loss                                -         -            -          -              -          (1,387)          (1,387)
                                  ======== ========= ============ ========== ============== ===============  ===============

BALANCE, DECEMBER 31, 2000              -  $      -      500,000  $     500  $       1,616  $       (2,116)  $            -
                                  ======== ========= ============ ========== ============== ===============  ===============

The accompanying notes are an integral part of these financial statements.


                           LOMBARDIA ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows

                                                                                 CUMULATIVE
                                                                               FROM INCEPTION
                                                                             (APRIL 21, 1997) TO
                                                     YEAR ENDED DECEMBER 31,      DECEMBER 31,
                                                       2000          1999            2000
                                                     --------      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................      $(1,387)      $  (209)        $(2,116)
  Adjustments to reconcile net loss to net cash
    used by operating activities: .............            -             -               -
                                                     --------      --------        --------

    Net cash used by operating activities .....      $(1,387)      $  (209)        $(2,116)
                                                     --------      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES ..........            -             -               -
                                                     --------      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ....................            -             -             500
  Capital contribution ........................        1,387           209           1,616
                                                     --------      --------        --------

    Net cash provided by financing activities .        1,387           209           2,116
                                                     --------      --------        --------

Net increase (decrease) in cash ...............            -             -               -

CASH, BEGINNING OF PERIOD .....................            -             -               -
                                                     --------      --------        --------

CASH, END OF PERIOD .........................        $     -       $     -         $     -
                                                     ========      ========        ========

The accompanying notes are an integral part of these financial statements.

                           LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                December 31, 2000

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      Organization
      ------------

      Lombardia Acquisition Corp., a Delaware corporation (the "Company") was formed on April 21, 1997. The Company has been inactive and has had no significant operations. The Company is authorized to do any legal business activity as controlled by Delaware law. The Company is classified as a development stage company because its principal activities involve seeking to acquire business opportunities.

      Cash and cash equivalents
      -------------------------

      The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

      Use of estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Income taxes
      ------------

      The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2000 there were no dilutive convertible shares, stock options or warrants.

                                                                     (continued)

                           LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements

2.    SHAREHOLDERS' EQUITY
--------------------------

      In April 1997, the Company issued 420,000 shares of common stock at a price of $.001 per share to its founders. The Company also issued 80,000 shares of common stock at a price of $.001 per share in a limited private placement to approximately 36 investors.

3.    INCOME TAXES
------------------

      The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes.

      As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2000, the Company did not have any significant net operating loss carryforwards.

      At December 31, 2000, the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.    GOING CONCERN
-------------------

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's management intends to continue funding current expenditures by means of contributions to capital and to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         Set forth below are the directors and officers of the Company.

         NAME              AGE                          POSITION
         ----              ---                          --------
Danilo Cacciamatta          55          Chairman of the Board, Chief Executive
                                        Officer and Chief Financial Officer

         Mr. Cacciamatta co-founded the Company in April 1997 and has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer since inception. Mr. Cacciamatta has been Chief Executive Officer of Cacciamatta Accountancy Corp., certified public accountants, since June 1996 and served as co-managing partner of its predecessor, Saddington-Cacciamatta, certified public accountants, from 1992 to June 1996. Mr. Cacciamatta is licensed as a certified public accountant by the State of California. Mr. Cacciamatta serves as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the following public shell corporations: Lombardia Acquisition Corp., Lombardia Acquisition Corp., Bergamo Acquisition Corp., Kilkenny Acquisition Corp., Meelick Acquisition Corp., Clusone Acquisition Corp., Templemore Acquisition Corp., and Ponte Nossa Acquisition Corp.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid its executive officers and directors any remuneration since inception to date nor does it intend to until such time as the Company acquires an operating business.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of this Annual report by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.


      NAME AND ADDRESS               NUMBER OF SHARES       PERCENTAGE OWNED
----------------------------       --------------------   --------------------

Danilo Cacciamatta (1)                   139,000               27.8%

Templemore Partners (1)                  139,000               27.8%

Suzanne Kerr (1)                         139,000               27.8%

All officers and directors
as a group(1 person)                     139,000               27.8%

(1) Address is 2600 Michelson Drive, Suite 490, Irvine, California 92612.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company will not enter into any transactions with any officer, director or controlling shareholder of the Company until such time, if ever, as the Company acquires an operating business. At such time, it is expected that the Company will experience a change in control, including a complete change in the Board of Directors and management of the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Certificate of Incorporation of the Company (1)
                  3.2      Bylaws of the Company (1)
                  4.1      Specimen of Common Stock Certificate (1)
                  10.1     [Form of] Indemnity Agreement. (1)

(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB with the Commission on February 15, 2000.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 27, 2001                              LOMBARDIA ACQUISITION CORP.


                                                   By: /S/ DANILO CACCIAMATTA
                                                   --------------------------
                                                   Danilo Cacciamatta,
                                                   Chairman of the Board,
                                                   Chief Executive Officer, and
                                                   Chief Financial Officer