Form 10QSB
period 2002-03-31
LOMBARDIA ACQUISITION CORP
filed 2002-05-16
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-29525

                           LOMBARDIA ACQUISITION CORP
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X].

                           LOMBARDIA ACQUISITION CORP.

                                      INDEX
                                                                           Page
                                                                           -----
PART 1 -   Financial Information

      Item 1    Financial Statements

                Condensed Balance Sheet at March 31, 2002 (unaudited)       3

                Condensed Statements of Operations for the Quarters
                      Ended March 31, 2001 and 2002 (unaudited)             4

                Condensed Statements of Cash Flows for the Quarters
                      Ended March 31, 2001 and 2002(unaudited)              5

                Notes to Condensed Financial Statements (unaudited)         6

      Item 2    Management's Discussion and Analysis
                      Or Plan of Operation                                  7

PART II -  Other Information

      Item 1 - Legal Proceedings                                            7

      Item 2 - Changes in Securities and Use of Proceeds                    7

      Item 3 - Defaults Upon Senior Securities                              7

      Item 4 - Submission of Matters to a Vote of Security Holders          7

      Item 5 - Other Information                                            7

      Item 6 - Exhibits and Reports on Form 8-K                             7

                           LOMBARDIA ACQUISITION CORP.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2002

                                         ASSETS

Total assets                                                          $       -
                                                                      ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Total liabilities                                                     $       -
                                                                      ----------

Shareholders' equity

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                             -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                 500
   Additional paid in capital                                             3,749
   Deficit accumulated during the development stage                      (4,249)
                                                                      ----------

      Net shareholders' equity                                                -
                                                                      ----------

                                                                      $       -
                                                                      ==========


                           LOMBARDIA ACQUISITION CORP.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                        Cumulative
                                                     Three months     from inception
                                                    ended March 31,  (April 21, 1997)
                                              -----------------------  to March 31,
                                                 2001         2002        2002
                                              ----------   ----------   ----------
Costs and expenses

  General and administrative expenses         $     615    $     908    $   4,249
                                              ----------   ----------   ----------

Net loss                                      $    (615)   $    (908)   $  (4,249)
                                              ==========   ==========   ==========

Basic and diluted net loss per common share           -            -
                                              ==========   ==========

Basic and diluted weighted average
 number of common shares outstanding            500,000      500,000
                                              ==========   ==========


                           LOMBARDIA ACQUISITION CORP.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                            Cumulative
                                                         Three months     from inception
                                                        ended March 31,  (April 21, 1997)
                                                  -----------------------  to March 31,
                                                     2001         2002       2002
                                                  ----------   ----------   ----------
Cash flows from operating activities

  Net loss                                        $    (615)   $    (908)   $  (4,249)
  Adjustments to reconcile net loss to net cash
    used by operating activities                          -            -            -
                                                  ----------   ----------   ----------

    Net cash used by operating activities              (615)        (908)      (4,249)
                                                  ----------   ----------   ----------

Cash flows from investing activities                      -            -            -
                                                  ----------   ----------   ----------

Cash flows from financing activities
  Issuance of common stock                                -            -          500
  Capital contribution                                  615          908        3,749
                                                  ----------   ----------   ----------

    Net cash provided by financing activities           615          908        4,249
                                                  ----------   ----------   ----------

Net increase (decrease) in cash                           -            -            -
                                                  ----------   ----------   ----------

Cash, beginning of period                                 -            -            -
                                                  ----------   ----------   ----------

Cash, end of period                               $       -    $       -    $       -
                                                  ==========   ==========   ==========


                          LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Lombardia Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001.

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

                                                     LOMBARDIA ACQUISITION CORP.

                                                     By:  /s/ Danilo Cacciamatta
                                                        ------------------------
                                                              Danilo Cacciamatta
                                                         Chief Executive Officer
      Dated: April 30, 2002