Form 10KSB
period 2002-12-31
LOMBARDIA ACQUISITION CORP
filed 2003-03-26
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file Number 0-29525

                           LOMBARDIA ACQUISITION CORP.
                 (Name of Small Business Issuer in its charter)

        Delaware                                             33-0889197
        --------                                             ----------
(State of incorporation)                              (I.R.S. Employer Id. No.)

         707 Westchester Avenue, Suite 213, White Plains, New York 10604
         ---------------------------------------------------------------
                    (Address or principal executive offices)

Issuer's telephone number (914) 949-5500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

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

As of March 17, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 20,000,000.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Lombardia Acquisition Corp., a Delaware corporation (the "Company"), was incorporated as a blank check company on April 21, 1997. To date, the Company has not engaged in business and has had no revenues or significant assets. The Company was formed to attempt to acquire an equity interest in or assets of an operating business to be thereafter operated by the Company or a subsidiary of the Company, and then listing its securities on an electronic stock exchange.

Change in Control

On February 24, 2003, Charles S. Brofman, James D. Burchetta and Michael S. Harris (collectively, the "Principal Stockholders") purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the Company's then outstanding common shares. Pursuant to a Stock Purchase Agreement dated February 20, 2003 and effective January 13, 2003, between the Company and each of the Principal Stockholders, the Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders.

On February 24, 2003, in accordance with the Company's by-laws for filling newly-created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence Dwyer to the board of directors of the Company. Also on February 24, 2003, Mr. Burchetta was named Co-Chairman of the Board, President and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, and Mr. Harris was named Executive Vice President and General Counsel. The appointment of Messrs. Brofman, Harris and Dwyer will take effect only upon compliance by the Company with the provisions of Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 promulgated thereunder. Mr. Cacciamatta resigned his position as Chief Executive Officer and continues to serve as the Company's Chief Financial Officer.

Following the foregoing management changes, the Company's Board of Directors intends to propose, subject to necessary stockholder approval, changing the Company's name and amending the Company's Certificate of Incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

GENERAL

The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business and then listing its securities on an electronic stock exchange. As of December 31, 2002, the Company had no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "blank check companies" or "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations".

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

The Company will conduct its own investigation to identify a business it can acquire. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business' capital, production, marketing, labor and other related requirements. To date, management has conducted no investigations of any business or company nor has it met with representatives of any company or business. There can be no assurance that management of the Company will ever be able to locate a suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.

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

         The founders of the Company have also founded another blank check company with the same management. To the extent that future events cause the ownership between the two blank check companies to materially vary, by way of new issuances or transfers of outstanding shares, conflicts of interests may develop between management's stewardship of the two companies. In particular, conflicts may develop in connection with management's choice of which blank check company to direct a particular merger candidate to.

         Management intends to minimize the potential for conflicts of interests by neither issuing new shares nor promoting a market for the outstanding shares until such time as the Company has acquired an operating business. In this regard, management does not expect that a market for the common shares of the Company will develop until such time as the Company acquires an operating business.

         HOWEVER, OTHER THAN THE FOREGOING, MANAGEMENT HAS NO PLANS OR PROCEDURES IN PLACE TO DEAL WITH THE POTENTIAL CONFLICTS OF INTEREST THAT MAY ARISE IN REGARDS TO MANAGEMENT'S CHOICE OF WHICH BLANK CHECK COMPANY TO DIRECT A PARTICULAR MERGER CANDIDATE TO. THOSE PARTIES WHO ARE CONSIDERING AN INVESTMENT IN THE COMPANY PRIOR TO THE COMPANY'S ACQUISITION OF AN OPERATING BUSINESS ARE CAUTIONED TO CONSIDER THE PROSPECT THAT MANAGEMENT MAY DECIDE TO DIRECT MERGER CANDIDATES TO THE OTHER BLANK CHECK COMPANY AND THAT IT MAY TAKE A SIGNIFICANT AMOUNT OF TIME BEFORE MANAGEMENT DIRECTS A MERGER CANDIDATE TO THE COMPANY.

         As of December 31, 2002, the Company had no agreements, understandings, or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. The Company is subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These requirements will oblige the Company to file with the Commission specified information regarding companies with which the Company may merge or reorganize, including audited financial statements for any acquired companies covering one or two years depending on the relative size of the acquisition. The financial statement requirements imposed by the Exchange Act will necessarily limit the Company's pool of candidates with which it may merge or reorganize to those entities with the proper audited financial statements.

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

EMPLOYEES

         The Company has three employees at the present time.

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

         The Investment Act excludes from the effects of the Act entities which have not conducted a public offering and which do not have in excess of 99 shareholders. The Company believes that it presently complies with this exclusion and that it will continue to do so. The Company intends to operate in a manner which will maintain its exclusion from the "investment company" category.

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

         2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company has no assets, revenues or operations. The Company was originally capitalized with $500 in April 1997 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $5,242 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required. However, management is under no obligation to continue to make capital contributions to the Company. Should management fail to make additional capital contributions as required, the Company may not be able to conduct an acquisition of an operating company. The report of the Company's independent auditors on the Company's 2002 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In its report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

         3. CONFLICTS OF INTEREST. The founders of the Company have also founded another blank check company with the same management. To the extent that future events cause the ownership of the four blank check companies to materially vary, by way of new issuances or transfers of outstanding shares, conflicts of interests may develop between management's stewardship of the four companies. In particular, conflicts may develop in connection with management's choice of which blank check company to direct a particular merger candidate to.

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

         4. RELIANCE ON MANAGEMENT. The Company is dependent on its officers' and directors' personal abilities to evaluate business opportunities that may be presented in the future. Since management has not identified a proposed business or industry in which it will search for an acquisition target, it is unlikely that management will have any prior experience in the technical aspects of the industry or the business within that industry which may be acquired. See, "Description of Business" and "Management."

         5. PREFERRED STOCK. The Company is authorized to issued 10,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series. And, the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provision, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power and other rights of the holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate actions.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's offices are currently located at 707 Westchester Avenue, Suite 213, White Plains, New York 10604, within a suite of offices leased from an organization headed by Lawrence Dwyer, a director nominee of the Company. The Company leases this space for $3,000 a month on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         As of March 24, 2003, there was no public market for the securities of the Company.

         As of March 24, 2003, there were 47 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         The Company has no equity compensation plans.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business and then listing its securities on an electronic stock exchange. The Company has not yet engaged in business and has had no revenues. As of December 31, 2002, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997 and since then management of the Company has contributed an additional $5,242 to the capital of the Company.

The Company's plan of operation over the next 12 months is to revise its business plan and to raise the capital necessary to implement it.

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

      ITEM 7.  FINANCIAL STATEMENTS


                           LOMBARDIA ACQUISITION CORP.
                          (A development stage company)


                              FINANCIAL STATEMENTS

                                December 31, 2002

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...............................................6

Balance Sheet..............................................................7

Statements of Operations.................................................. 8

Statements of Stockholders' Equity.......................................  9

Statements of Cash Flows..................................................10

Notes to Financial Statements.............................................11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
Lombardia Acquisition Corp.


We have audited the accompanying balance sheet of Lombardia Acquisition Corp. (a development stage company) (the "Company") as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 2002 and for the period from inception (April 21, 1997) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lombardia Acquisition Corp. as of December 31, 2002, and the results of its operations and cash flows for each of the two years ended December 31, 2002 and the period from inception (April 21, 1997) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                              /s/ Baron Accountancy Corp.

Irvine, California
March 17, 2003

                           LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet


                                                               DECEMBER 31, 2002
                                                               -----------------

                         ASSETS

CURRENT ASSETS:

  Cash                                                         $              -
                                                               -----------------

                                                               $              -
                                                               =================

          LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                              $              -
                                                               -----------------

SHAREHOLDERS' EQUITY:

  Preferred stock, 10,000,000 shares authorized, $.001 par
     value, none issued and outstanding                                       -
  Common stock, 20,000,000 shares authorized, $.001 par
     value, 500,000 shares issued and outstanding              $            500
  Additional paid in capital                                              5,242
  Deficit accumulated during the development stage                       (5,742)
                                                               -----------------
     NET SHAREHOLDERS' EQUITY                                                 -
                                                               -----------------
                                                               $              -
                                                               =================







   The accompanying notes are an integral part of these financial statements.


                                       LOMBARDIA ACQUISITION CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Operations

                                                                                            Cumulative
                                                                                          from inception
                                                                                            (April 21,
                                                                  Year ended                 1997) to
                                                                  December 31,             December 31,
                                                            2001            2002               2002
                                                         -------------   -------------    -------------
COSTS AND EXPENSES:

  General and administrative expenses                    $      1,225    $      2,401      $   5,742
                                                         -------------   -------------    -------------

NET LOSS                                                 $     (1,225)   $     (2,401)     $  (5,742)
                                                         =============   =============    =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE              $      (0.00)   $      (0.00)
                                                         =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                    500,000         500,000
                                                         =============   =============




               The accompanying notes are an integral part of these financial statements.



                                                 LOMBARDIA ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE COMPANY)
                                             Statements of Shareholders' Equity
                                               From Inception (April 21, 1997)
                                                    to December 31, 2002




                                                                                               Deficit
                                                                                             Accumulated
                                   Preferred Stock        Common Stock        Additional      During the         Net
                                  ------------------ -----------------------    Paid In      Development     Shareholders'
                                  Shares    Amount     Shares      Amount       Capital         Stage           Equity
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------
INCEPTION, APRIL 21, 1997               -   $     -            -   $      -   $          -   $           -   $           -

Issuance of common stock                -         -      500,000        500              -               -             500

Net loss                                -         -            -          -              -            (330)           (330)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 1997              -         -      500,000        500              -            (330)            170

Capital contribution                    -         -            -          -             20               -              20

Net loss                                -         -            -          -              -            (190)           (190)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 1998              -         -      500,000        500             20            (520)              -

Capital contribution                    -         -            -          -            209               -             209

Net loss                                -         -            -          -              -            (209)           (209)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 1999              -         -            -        500            229            (729)              -

Capital contribution                    -         -            -          -          1,387               -           1,387

Net loss                                -         -            -          -              -          (1,387)         (1,387)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 2000              -         -      500,000        500          1,616          (2,116)              -

Capital contribution                    -         -            -          -          1,225               -           1,225

Net loss                                -         -            -          -              -          (1,225)         (1,225)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 2001              -         -      500,000        500          2,841          (3,341)              -

Capital contribution                    -         -            -          -          2,401               -           2,401

Net loss                                -         -            -          -              -          (2,401)         (2,401)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 2002              -         -     500,000   $     500   $     5,242   $       (5,742)    $         -
                                  ======== ========= ============ ========== ============== ================ ==============




                       The accompanying notes are an integral part of these financial statements.




                                        LOMBARDIA ACQUISITION CORP.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         Statements of Cash Flows

                                                                                          Cumulative
                                                                                             From
                                                                                           Inception
                                                              Year Ended                (April 21,1997)
                                                              December, 31,                To December
                                                         2001              2002             31, 2002
                                                   ----------------  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................   $        (1,225)   $       (2,401)   $      (5,742)
  Adjustments to reconcile net loss to net
    cash used by operating activities: .........                --                 --              --
                                                   ----------------  ----------------   ----------------

    Net cash used by operating activities ......            (1,225)   $       (2,401)   $      (5,742)
                                                   ----------------  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES ...........                --                 --              --
                                                   ----------------  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock .....................                --                 --             500
  Capital contribution .........................             1,225             2,401            5,242
                                                   ----------------  ----------------   ----------------

    Net cash provided by financing activities ..             1,225             2,401            5,742
                                                   ----------------  ----------------   ----------------

Net increase (decrease) in cash ................               --                --               --

CASH, BEGINNING OF PERIOD ......................               --                --               --
                                                   ----------------  ----------------   ----------------
CASH, END OF PERIOD ............................   $           --    $           --    $          --
                                                   ================  ================   ================

Supplemental information: No interest or taxes have been paid.




            The accompanying notes are an integral part of these financial statements.

                           LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                December 31, 2002

1. ORGANIZATION SUBSEQUENT EVENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Organization - Subsequent Event
         -------------------------------

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

         On February 24, 2003, Charles S. Brofman, James D. Burchetta and Michael S. Harris (collectively, the "Principal Stockholders") purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the Company's then outstanding common shares. Pursuant to a Stock Purchase Agreement dated February 20, 2003 and effective January 13, 2003, between the Company and each of the Principal Stockholders, the Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders.

         On February 24, 2003, in accordance with the Company's by-laws for filling newly-created board vacancies, Mr. Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence Dwyer to the board of directors of the Company. Also on February 24, 2003, Mr. Burchetta was named Co-Chairman of the Board, President and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, and Mr. Harris was named Executive Vice President and General Counsel. Mr. Cacciamatta resigned his position as Chief Executive Officer and continues to serve as the Company's Chief Financial Officer.

         Following the foregoing management changes, the Company's Board of Directors intends to propose, subject to necessary stockholder approval, changing the Company's name and amending the Company's Certificate of Incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

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

         Basic and diluted net loss per share
         ------------------------------------

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2002 there were no dilutive convertible shares, stock options or warrants.

                                                                     (continued)

                           LOMBARDIA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements


2. INCOME TAXES
---------------

      The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes.

      As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2002, the Company did not have any significant net operating loss carryforwards.

      At December 31, 2002, the Company did not have any significant deferred tax liabilities or deferred tax assets.

3. GOING CONCERN
----------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers of the Company with certain information regarding them:

                                                     SHARES OF COMMON STOCK  PERCENT OF COMMONM STOCK
NAME                   AGE   POSITION                  BENEFICIALLY OWNED       BENEFICIALLY OWNED
----                   ---   --------                  ------------------       ------------------
James D. Burchetta      53   Chief Executive Officer,         10,000,000                37.6%
                               President, Director

Charles S. Brofman      46   Director Nominee                 10,000,000                37.6%

Michael S. Harris       53   Executive Vice President          2,500,000                 9.4%
                              General Counsel, Secretary,
                              Director Nominee

Lawrence E. Dwyer, Jr   59   Director Nominee                  1,000,000                 3.8%

Danilo Cacciamatta      57   Chief Financial Officer,          1,309,000                 4.9%
                              Director

All directors and director nominees as a group (5 persons)    24,809,000                93.3%

JAMES D. BURCHETTA was appointed Co-Chairman of the Board, President and Chief Executive Officer as of January 13, 2003. Mr. Burchetta was the co-founder of Cybersettle, Inc., the first company to settle insurance claims over the Internet, and served as its Chairman of the Board and Co-Chief Executive Officer from 1997 to August 2000 and as its Vice Chairman from August 2000 to February 2002. Prior to founding Cybersettle, Mr. Burchetta was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP, where he practiced insurance and corporate finance law. Mr. Burchetta received a J.D. degree from Fordham University Law School in 1973 and is a member of the New York State Bar. Mr. Burchetta has extensive experience and is a frequent speaker at venture capital conferences in the area of e-commerce.

CHARLES S. BROFMAN was appointed non-executive Co-Chairman of the Board as of January 13, 2003. Mr. Brofman was the co-founder of Cybersettle, and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a J.D. degree from Fordham University Law School in 1981 and is a member of the New York State Bar.

MICHAEL S. HARRIS was appointed Executive Vice President, General Counsel and Secretary as of January 13, 2003. Mr. Harris was, until May 2002, the Senior Vice President, General Counsel and Corporate Secretary of The Thomson Corporation, a $7.8 billion publicly-held international information company, where he held executive-level positions since 1989. At Thomson, Mr. Harris was responsible for negotiating and completing hundreds of tactical and strategic acquisitions in the information and publishing industries, including West Publishing, Harcourt General and Primark. Mr. Harris began his legal career at Skadden, Arps, Slate, Meagher & Flom in New York. Mr. Harris receiver a B.A. degree from New York University with honors and a J. D. degree from St. John's University School of Law in 1974, and is a member of the New York State Bar.

LAWRENCE E.DWYER, JR. was elected a director in February 2003. Mr. Dwyer has been the President of The Westchester County Association Inc. since 1994, and is active in local, state and national politics. The Westchester County Association is a member of the Business Council of New York State and its membership includes many Fortune 500 companies. Mr. Dwyer also presently serves on two regional task forces for New York Governor George Pataki. Mr. Dwyer has been the Chairman of the Westchester, Nassau & Suffolk Municipal Officials Association, New York State Ethics Advisory Board and presently serves on the Board of Directors of the Lubin School of Business at Pace University, The Westchester Land Trust, Westchester Business Accelerator, Transportation Management Organization, The Lyndhurst Council, The Westchester Housing Fund and Westchester Community College Foundation. Mr. Dwyer received a Master's degree in education and a Master's of Arts degree in Administration from Teachers College, Columbia University.

DANILO CACCIAMATTA co-founded the Company in April 1997. He served as Lombardia's Chairman of the Board and Chief Executive Officer from April 1997 to January 2003. On January 13, 2003, Mr. Cacciamatta was appointed Executive Vice President. Mr. Cacciamatta has been the Chief Executive Officer of Cacciamatta Accountancy Corp., certified public accountants, since June 1996, and is licensed as a certified public accountant in the State of California. Mr. Cacciamatta also serves as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Cork Acquisition Corp., a publicly-held company, and as a director of California First National Bancorp. Previously, Mr. Cacciamatta was a KPMG Peat Marwick audit partner from 1980 to 1988. Mr. Cacciamatta received a BA degree from Pomona College and an MBA degree from the University of California.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.


ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid its executive officers and directors any remuneration since inception. The Company anticipates entering into employment and consulting contracts with key members of its management team.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Item 9 above lists the ownership of the Company's common stock by all its directors. There are no other owners of more than 5% of the Company's common stock.

         The address for all directors is:707 Westchester Avenue, Suite 213, White Plains, New York 10604.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          3.1     Certificate of Incorporation of the Company (1)
          3.2     Bylaws of the Company (1)
          4.1     Specimen of Common Stock Certificate (1)
         10.1     [Form of] Indemnity Agreement. (1)

(1) Previously included as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on February 15, 2000.

         (b) Reports on Form 8-K

         Form 8-K filed with the SEC on March 11, 2003 to report a change of control.


ITEM 14.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOMBARDIA ACQUISITION CORP.

Dated: March 24, 2003                       By: /S/DANILO CACCIAMATTA
                                                -------------------------
                                            Danilo Cacciamatta,
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                              Date
---------                  -----                              ----


/s/James D. Burchetta      President, Chief Executive         March 24, 2003
----------------------     Officer, Director
   James D. Burchetta


/s/Danilo Cacciamatta      Chief Financial Officer            March 24, 2003
----------------------     Director
   Danilo Cacciamatta

                           CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James D. Burchetta, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lombardia Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;.

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                                 /s/JAMES D. BURCHETTA
                                                     --------------------------
                                                     James D. Burchetta
                                                     Chief Executive Officer


In connection with the Annual Report of Lombardia Acquisition Corp.(the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Burchetta, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 24, 2003                                 /s/JAMES D. BURCHETTA
                                                     ---------------------------
                                                     James D. Burchetta
                                                     Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Danilo Cacciamatta, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lombardia Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;.

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24 2003                                  /s/DANILO CACCIAMATTA
                                                     -------------------------
                                                     Danilo Cacciamatta
                                                     Chief Financial Officer


In connection with the Annual Report of Lombardia Acquisition Corp.(the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Danilo Cacciamatta, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 24 2003                                  /s/DANILO CACCIAMATTA
                                                     ---------------------------
                                                     Danilo Cacciamatta
                                                     Chief Financial Officer