Form 10QSB
period 2003-03-31
DEBT RESOLVE INC
filed 2003-05-15
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

Commission File Number 0-29525

                               DEBT RESOLVE, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                 33-0889197
       --------                                                 ----------
(State of incorporation)                                 (I.R.S Employer ID No.)

           707 Westchester Avenue, Suite 213, White Plains, New York 10604
           ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 949-5500
                                 --------------
                           (Issuer's telephone number)

                           LOMBARDIA ACQUISITION CORP.
                           ---------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2003, the Company had 26,600,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X].

                               DEBT RESOLVE, INC.

                                      INDEX
                                                                            Page

PART 1 -   Financial Information

      Item 1    Financial Statements

                Condensed Balance Sheet at March 31, 2003 (unaudited)       3

                Condensed Statements of Operations for the Quarters
                      Ended March 31, 2003 and 2002 (unaudited)             4

                Condensed Statements of Cash Flows for the Quarters
                      Ended March 31, 2003 and 2002(unaudited)              5

                Notes to Condensed Financial Statements (unaudited)         6

      Item 2    Management's Discussion and Analysis
                      Or Plan of Operation                                  9

      Item 3    Controls and Procedures                                     9

PART II -  Other Information

      Item 1 - Legal Proceedings                                            9

      Item 2 - Changes in Securities and Use of Proceeds                    9

      Item 3 - Defaults Upon Senior Securities                              9

      Item 4 - Submission of Matters to a Vote of Security Holders          9

      Item 5 - Other Information                                            9

      Item 6 - Exhibits and Reports on Form 8-K                            10

               Signatures                                                  10

               Certifications                                              11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2003

                                         ASSETS

Current assets
   Cash                                                              $   10,600
                                                                     -----------
Total assets                                                         $   10,600
                                                                     ===========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Shareholders' loans                                               $   58,500
   Accounts payable and accrued expenses                                278,839
                                                                     -----------
Total liabilities                                                       337,339
                                                                     -----------
Shareholders' deficit

   Preferred stock, 10,000,000 shares authorized,
   $.001 par value, none issued and outstanding                              --
   Common stock, 50,000,000 shares authorized,
   $.001 par value, 26,600,000 shares issued and outstanding             26,600
   Additional paid in capital                                             5,242
   Deficit accumulated during the development stage                    (358,581)
                                                                     -----------
      Net shareholders' deficit                                        (326,739)
                                                                     -----------
                                                                     $   10,600
                                                                     ===========

                           See notes to financial statements


                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                        Cumulative
                                                     Three months     from inception
                                                    ended March 31,  (April 21, 1997)
                                              -----------------------  to March 31,
                                                 2003         2002        2003
                                              ----------   ----------   ----------
Costs and expenses

  Research and development                    $ 129,351    $     --     $ 129,351
  General and administrative                    223,488         908       229,230
                                              ----------   ---------    ----------
         Net loss                             $(352,839)   $   (908)    $(358,581)
                                              ==========   =========    ==========

Basic and diluted net loss per common share   $   (0.02)         --
                                              ==========   ========

Basic and diluted weighted average
 number of common shares outstanding          23,120,000    500,000
                                              ==========   ========


                           See notes to financial statements

                                      DEBT RESOLVE, INC.
                                 (A Development Stage Company)
                              Condensed Statements of Cash Flows
                                          (Unaudited)

                                                                                  Cumulative
                                                            Three months        from inception
                                                           ended March 31,     (April 21, 1997)
                                                      -------------------------   to March 31,
                                                          2003         2002          2003
                                                      -----------   -----------   -----------
Cash flows from operating activities

  Net loss                                            $ (352,839)   $     (908)   $ (358,581)
  Adjustments to reconcile net loss to net cash
    used by operating activities

    Increase in accounts payable and accrued expenses    278,839            --       278,839
                                                      -----------   -----------   -----------
    Net cash used by operating activities                (74,000)         (908)      (79,742)
                                                      -----------   -----------   -----------

Cash flows from investing activities                          --            --            --
                                                      -----------   -----------   -----------

Cash flows from financing activities
  Issuance of common stock                                26,100            --        26,600
  Capital contribution                                        --           908         5,242
  Shareholders' loans                                     58,500            --        58,500
                                                      -----------   -----------   -----------
    Net cash provided by financing activities             84,600           908        90,342
                                                      -----------   -----------   -----------

Net increase (decrease) in cash                           10,600            --        10,600
                                                      -----------   -----------   -----------

Cash, beginning of period                                     --            --            --

Cash, end of period                                   $   10,600    $       --    $   10,600
                                                      ===========   ===========   ===========

                               See notes to financial statements

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 MARCH 31, 2003

NOTE A COMPANY BACKGROUND

Lombardia Acquisition Corp.("LAC"), a Delaware corporation, was formed on April 21, 1997. As explained in Item 2 below, LAC has been inactive and has historically had no significant assets, liabilities or operations.

On February 24, 2003, Charles S. Brofman, James D. Burchetta and Michael S. Harris (collectively, the "Principal Stockholders") purchased 22,500,000 newly-issued shares of LAC's common stock, representing 84.6% of the then outstanding common shares. Pursuant to a Stock Purchase Agreement dated February 20, 2003 and effective January 13, 2003, between LAC and each of the Principal Stockholders, LAC received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders.

On February 24, 2003, in accordance with LAC's by-laws for filling newly-created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence E. Dwyer, Jr. to the board of directors of LAC. Also on February 24, 2003, Mr. Burchetta was named Co-Chairman of the Board, President and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, and Mr. Harris was named Executive Vice President and General Counsel. Mr. Cacciamatta resigned his position as Chief Executive Officer and continues to serve as LAC's Chief Financial Officer. Effective May 1, 2003, William Mooney, Jr. was elected to the Board of Directors.

On May 7, 2003, following approvals by both LAC's Board of Directors and majority stockholders in compliance with federal securities laws, the Certificate of Incorporation of LAC was amended to change LAC's name to Debt Resolve, Inc. (the "Company") and increase the number of the Company's authorized shares of common stock from 20,000,000 to 50,000,000.

NOTE B BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

NOTE C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

Use of estimates

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

NOTE C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS (Continued)

Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2003 there were no dilutive convertible shares, stock options or warrants.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and Related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using APB 25, and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Recent accounting developments

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements, which make significant changes to the accounting for business combinations, goodwill, and intangible assets, had no impact on the Company's financial statements.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 had no impact on the Company's financial statements.

In May 2002, SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145") was issued.

SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Company's adoption of SFAS No. 148 did not have a material impact on its financial position or results of operations, cash flows or disclosures.

NOTE C GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to execute the Company's business plan and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise additional funds through private equity offerings. However, there can be no assurance that management will be successful in this endeavor.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Debt Resolve, Inc., formerly known as Lombardia Acquisition Corp., is currently developing and intends to commercialize a user-friendly online system for the settlement and collection of credit card receivables and other consumer debt. Lombardia Acquisition Corp. was formed in April 1997, under the laws of the State of Delaware, and until early 2003, was inactive and had no significant operations. In February 2003, James D. Burchetta, Charles S. Brofman and Michael
J. Harris purchased shares of common stock of Lombardia Acquisition Corp. representing a majority of such shares. Together with Danilo Cacciamatta, who previously served as the company's sole officer and director and continues as its Chief Financial Officer, these individuals refocused the company's business purpose. In May 2003, the corporate name of the company was changed to Debt Resolve, Inc. to reflect that purpose. During the last several months, Debt Resolve has performed product engineering and development work on its proposed software product, and prepared a business plan.

During the quarter ended March 31, 2003, the Company issued an aggregate of 26,100,000 shares of its common stock to the members of its new management group for aggregate cash proceeds of $26,100. In addition, the Company obtained private funding advances from two of its shareholders. As of March 31, 2003, these funds amounted to $58,500. The two shareholders have indicated that they intend to convert their advances into the Company's common stock at $.20 per share.

The Company's research and development and general and administrative expenses for the first quarter of 2003 were incurred principally in conjunction with employment and consulting agreements with members of its new management team.

The Company is classified as a development stage company because its principal activities involve seeking to acquire the capital necessary to execute its business plan. There can be no assurance that the Company will be successful in its business plan.

ITEM 3 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the sole officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Please refer to PART I, Item 2 above.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Form 8-K filed with the SEC on March 11, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEBT RESOLVE, INC.

                                          By: /s/ Danilo Cacciamatta
                                              ------------------------
                                              Danilo Cacciamatta
                                              Chief Financial Officer
Dated: May 7, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James D. Burchetta, Chief Executive Officer of Debt Resolve, Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Debt Resolve, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                       /s/ JAMES D. BURCHETTA
                                        ------------------------------
                                        James D. Burchetta
                                        Chief Executive Officer

In connection with the Quarterly Report of Debt Resolve, Inc.(the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Burchetta, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 7, 2003                       /s/ JAMES D. BURCHETTA
                                        ------------------------------
                                        James D. Burchetta
                                        Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Danilo Cacciamatta, Chief Financial Officer of Debt Resolve Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Debt Resolve, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 7, 2003                  /s/ DANILO CACCIAMATTA
                                        ------------------------------
                                        Danilo Cacciamatta
                                        Chief Financial Officer

In connection with the Quarterly Report of Debt Resolve, Inc.(the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Danilo Cacciamatta, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Date: May 7, 2003              /s/ DANILO CACCIAMATTA
                                        -------------------------------
                                        Danilo Cacciamatta
                                        Chief Financial Officer