Form 10QSB
period 2003-06-30
DEBT RESOLVE INC
filed 2003-08-14
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

           707 Westchester Avenue, Suite 409, White Plains, New York 10604
           ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 949-5500
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2003, the Company had 27,505,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X].

                                    DEBT RESOLVE, INC.

                                            INDEX
                                                                            Page

PART I   Financial Information

         Item 1   Unaudited Condensed Financial Statements

                  Balance Sheet at June 30, 2003                             3

                  Statements of Operations for the Three and Six
                           Months Ended June 30, 2003 and 2002               4

                  Statements of Cash Flows for the Six Months
                           Ended June 30, 2003 and 2002                      5

                  Notes to Unaudited Condensed Financial Statements          6

         Item 2   Management's Discussion and Analysis or Plan of Operation  8

         Item 3   Controls and Procedures                                    8

PART II  Other Information

         Item 1   Legal Proceedings                                          9

         Item 2   Changes in Securities and Use of Proceeds                  9

         Item 3   Defaults Upon Senior Securities                            9

         Item 4   Submission of Matters to a Vote of Security Holders        9

         Item 5   Other Information                                          9

         Item 6   Exhibits and Reports on Form 8-K                          10

         Signatures                                                         10

         Certifications                                                     11

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                  June 30, 2003

                                         ASSETS

Current assets
   Cash                                                              $   50,437
   Deferred offering expenses                                            52,305
   Other prepaid expenses                                                11,585
                                                                    ------------
Total assets                                                         $  114,327
                                                                     ===========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                             $  184,011
                                                                     -----------
Total liabilities                                                       184,011
                                                                     -----------

Commitments and contingencies                                                --

Shareholders' deficit

   Preferred stock, 10,000,000 shares authorized,
   $.001 par value, none issued and outstanding                              --
   Common stock, 50,000,000 shares authorized, $.001
   par value, 27,505,000 shares issued and outstanding                   27,505
   Additional paid in capital                                           594,904
   Deficit accumulated during the development stage                    (692,093)
                                                                     -----------
      Net shareholders' deficit                                         (69,684)
                                                                     -----------
                                                                      $  114,327
                                                                     ===========

                        See notes to financial statements


                                            DEBT RESOLVE, INC.
                                       (A Development Stage Company)
                                    Condensed Statements of Operations
                                               (Unaudited)

                                                                                      Cumulative
                                     Three months              Six months           from inception
                                    ended June 30,            ended June 30,       (April 21, 1997)
                                 -------------------       -------------------        to June 30,
                                   2003        2002           2003      2002             2003
                                 ---------   --------      ---------    -------       ----------
Costs and expenses

  Research and development       $ 146,876   $     -       $ 276,227   $     -        $ 276,227
  General and administrative       186,634     1,143         410,124     2,051          415,866
                                  --------   --------      ---------   ---------       ---------
         Net loss                $(333,510)  $(1,143)      $(686,351)  $(2,051)       $(692,093)
                                  ========   =========     ==========  ========        =========

  Basic and diluted net loss
    per common share               $ (0.01)        -        $ (0.03)        -
                                  =========  ========      ==========  ========

  Basic and diluted weighted
    average number of common
    shares outstanding           26,880,000   500,000      24,765,000   500,000
                                 ==========  ========      ==========   =======


                           See notes to financial statements

                                      DEBT RESOLVE, INC.
                                 (A Development Stage Company)
                              Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                  Cumulative
                                                            Six months          from inception
                                                           ended June 30,      (April 21, 1997)
                                                      -------------------------   to June 30,
                                                          2003         2002          2003
                                                      -----------   -----------   -----------
Cash flows from operating activities

  Net loss                                            $ (686,351)   $   (2,051)   $ (692,093)
  Adjustments to reconcile net loss to net cash
    used by operating activities

    Common stock issued in lieu of compensation           56,000            --        56,000
    Increase in prepaid expenses                         (63,890)           --       (63,890)
    Increase in accounts payable and accrued expenses    184,011            --       184,011
                                                      -----------   -----------   -----------
    Net cash used by operating activities               (510,230)       (2,051)     (515,972)
                                                      -----------   -----------   -----------

Cash flows from investing activities                          --            --            --
                                                      -----------   -----------   -----------

Cash flows from financing activities
  Issuance of common stock                               101,100            --       101,600
  Capital contribution                                   349,567         2,051       354,809
  Shareholders' loans                                    110,000            --       110,000
                                                      -----------   -----------   -----------
    Net cash provided by financing activities            560,667         2,051       566,409
                                                      -----------   -----------   -----------

Net increase in cash                                      50,437            --        50,437

Cash, beginning of period                                     --            --            --
                                                      -----------   -----------   ----------

Cash, end of period                                   $   50,437    $       --    $   50,437
                                                      ===========   ===========   ==========

There were no cash payments for interest or taxes.

Non cash investing and financing activities
  Conversion of loans to common stock                 $  110,000    $       --    $  110,000
                                                      ===========   ===========   ==========


                               See notes to financial statements

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                Notes to Unaudited Condensed Financial Statements
                                  June 30, 2003

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

         Organization
         ------------

Debt Resolve, Inc., formerly Lombardia Acquisition Corp. (the "Company"), is a Delaware corporation formed on April 21, 1997. The Company was inactive and had no significant assets, liabilities or operations through February 24, 2003.

On February 24, 2003, Charles S. Brofman, James D. Burchetta and Michael S. Harris (collectively, the "Principal Stockholders") purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders.

On February 24, 2003, in accordance with the Company's by-laws for filling newly- created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence E. Dwyer, Jr. to the board of directors of the Company. Mr. Burchetta was named Co-Chairman of the Board and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, and Mr. Harris was named Executive Vice President and General Counsel. Mr. Cacciamatta resigned his position as Chief Executive Officer and continues to serve as Chief Financial Officer. William M. Mooney, Jr. was elected to the board of directors on April 7, 2003, and Alan M. Silberstein joined the Company as its President, Chief Operating Officer and a member of its board of directors effective June 9, 2003.

On May 7, 2003, following approvals by the Board of Directors and the majority of the stockholders in compliance with federal securities laws, the Company's Certificate of Incorporation was amended to change the Company's name to Debt Resolve, Inc. and increase the number of the Company's authorized shares of common stock from 20,000,000 to 50,000,000.

         Interim periods
         ---------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and the six months ended June 30, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

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

         Stock-based compensation
         ------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No.25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Financial Accounting Standards Board ("FASB") No 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB NO. 123, requires the disclosure of the effect on net loss and loss per share had we been able to apply the fair value recognition provisions of FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. Since there is no public market for our stock, its expected volatility cannot be estimated and the fair value recognition provisions of the options we have granted to date are immaterial.

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

The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were dilutive.

                             Three months ended June 30,      Six months ended June 30,
                                2003            2002            2003             2002
                            -------------   -------------   -------------   -------------
Numerator
  Net loss                  $   (333,510)   $     (1,143)   $   (686,351)   $     (2,051)
                            =============   =============   =============   =============

Denominator
  Weighted average common
    shares outstanding        26,880,000         500,000      24,765,000         500,000
                            =============   =============   =============   =============

Incremental common shares (not included in denominator of diluted earnings per share calculation due to their anti- dilutive nature) attributable to exercise/conversion of:
  Outstanding options                 --              --       3,435,000              --
  Preferred stock                     --              --              --              --
                            -------------   -------------   -------------   -------------
                                      --              --       3,435,000              --
                            =============   =============   =============   =============

2.       SHAREHOLDERS' DEFICIT
------------------------------

During the quarter ended June 30, 2003, the Company issued an aggregate of 905,000 shares of its common stock and awarded 3,435,000 options to acquire shares of its common stock.

The Company issued 550,000 shares of its common stock at $.20 per share to two shareholders as full consideration for their advances aggregating $110,000 under two convertible line of credit agreements entered into in January and March 2003. The Company issued 280,000 shares of its common stock to two members of its management team as full consideration for $56,000 in compensation owed to them through April 2003. Five other members of the management team waived all their accrued compensation through June 2003 aggregating $350,000, resulting in a capital contribution of $350,000.

As of June 30 and July 31, 2003, the Company has raised $75,000 and $1,150,000, respectively, under a private placement memorandum ("PPM"). As of June 30, 2003, the Company has capitalized expenses relating to the PPM aggregating $52,305, which will be offset against the PPM's gross proceeds at the close of the offering, which is expected to occur by the end of September 2003.

The Company granted 3,435,000 options to acquire shares of its common stock to two new members of its management team, as follows: 435,000 options to a new director, William M. Mooney, on April 7, 2003, exercisable at $.20 per share, and 3,000,000 options to its new President, Chief Operating Officer and director, Alan M. Silberstein, on June 9, 2003, exercisable at $.50 per share. The exercise prices of the options equaled the fair market values of the shares at the time of each individual's retention as determined by the Board of Directors.


3.       GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to execute the Company's business plan and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise additional funds through private equity offerings. However, there can be no assurance that management will be successful in raising funds sufficient to implement the Company's business plan.

Item 2   Management's Discussion and Analysis or Plan of Operation

We are developing and intend to commercialize a user-friendly online system for the settlement and collection of credit card receivables and other consumer debt. During the last several months, we have performed product engineering and development work on our proposed software product and prepared a business plan.

We have financed our activities to date through our management's contributions of cash and forgiveness of earned compensation, advances from two shareholders under convertible lines of credit and the sale of our common stock in a private placement.

As of June 30, 2003, we had working capital of $(69,684). We believe that our working capital on hand as of the date of this report is not sufficient to fund our plan of operations over the next 12 months. We intend to pursue additional capital over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed.

Our research and development costs and general and administrative expenses for the second quarter of 2003 were incurred principally in conjunction with employment and consulting agreements with members of our management team.

We are classified as a development stage company because our principal activities involve seeking to acquire the capital necessary to execute our business plan. There can be no assurance that we will be successful in implementing our business plan.

            Forward Looking Statements
            --------------------------

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this prospectus, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3   Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our officers concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2003, we issued 905,000 shares of our Common stock to four accredited investors as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). These issuances were exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5   OTHER INFORMATION

         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         10.1     Form of Employment Agreement with Executives of the Company.
         10.2 Limited License Agreement dated February 20, 2003, between the Company and James D. Burchetta and Charles S. Brofman.
         99.1     Section 906 Certifications.


(b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEBT RESOLVE, INC.

                                          By: /s/ Danilo Cacciamatta
                                              ------------------------
                                              Danilo Cacciamatta
                                              Chief Financial Officer
Dated: August 11, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003                       /s/ JAMES D. BURCHETTA
                                        ------------------------------
                                           James D. Burchetta
                                           Chief Executive Officer

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003                      /s/ DANILO CACCIAMATTA
                                        ------------------------------
                                           Danilo Cacciamatta
                                           Chief Financial Officer

Exhibit 99.1

Certification of Chief Executive Officer pursuant to Sec. 906

In connection with the Quarterly Report of Debt Resolve, Inc.(the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Burchetta, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2003                       /s/ JAMES D. BURCHETTA
                                        ------------------------------
                                           James D. Burchetta
                                           Chief Executive Officer

Certification of Chief Financial Officer pursuant to Sec. 906

In connection with the Quarterly Report of Debt Resolve, Inc.(the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Danilo Cacciamatta, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2003                      /s/ DANILO CACCIAMATTA
                                        -------------------------------
                                           Danilo Cacciamatta
                                           Chief Financial Officer