Form 10QSB
period 2003-09-30
DEBT RESOLVE INC
filed 2003-11-14
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2003, the Company had 28,560,000 shares of its $.001 par value common stock issued and outstanding.

                                 DEBT RESOLVE, INC.

                                        INDEX
                                                                                Page
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets at December 31, 2002
                           and September 30, 2003                               3

                  Condensed Statements of Operations for the Three and Nine
                           Months Ended September 30, 2003 and 2002 and
                           Cumulative from inception (April 21, 1997) to
                           September 30, 2003                                   4

                  Condensed Statements of Cash Flows for the Nine Months
                           Ended September 30, 2003 and 2002                    5

                  Notes to Condensed Financial Statements                       6

         Item 2.  Management's Discussion and Analysis or Plan of Operation     13

         Item 3.  Controls and Procedures                                       14

PART II. Other Information

         Item 1.  Legal Proceedings                                             15

         Item 2.  Changes in Securities and Use of Proceeds                     15

         Item 3.  Defaults Upon Senior Securities                               15

         Item 4.  Submission of Matters to a Vote of Security Holders           15

         Item 5.  Other Information                                             15

         Item 6.  Exhibits and Reports on Form 8-K                              15

         Signatures                                                             15

         Certifications                                                         16

                                         2

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

                                 DEBT RESOLVE, INC.
                            (A Development Stage Company)
                               Condensed Balance Sheet

                                                                        September 30,
                                                       December 31,         2003
                                                           2002         (Unaudited)
                                                       ------------     ------------
                             ASSETS

Current assets:
  Cash                                                 $        --      $   926,071
  Prepaid expenses and other current assets                                  51,917
                                                       ------------     ------------
         Total current assets                                   --          977,988

Fixed assets, net                                                            56,359
                                                       ------------     ------------
Total assets                                           $        --      $ 1,034,347
                                                       ============     ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $        --      $   224,127
  Loan payable to shareholder                                                10,000
                                                       ------------     ------------
         Total liabilities                                      --          234,127
                                                       ------------     ------------

Commitments and contingencies                                   --               --

Shareholders' equity:
  Preferred stock, 10,000,000 shares authorized,
    $.001 par value, none issued and outstanding                --               --
  Common stock, 20,000,000 and 50,000,000 shares
    authorized, respectively, $0.001 par value,
    500,000 and 28,560,000 shares
    issued and outstanding, respectively                       500           28,560
  Additional paid in capital                                 5,242        2,290,923
  Deficit accumulated during the development stage          (5,742)      (1,519,263)
                                                       ------------     ------------
         Total shareholders' equity                             --          800,220
                                                       ------------     ------------
Total liabilities and shareholders' equity             $        --      $ 1,034,347
                                                       ============     ============

                The accompanying notes are an integral part of these
                           condensed financial statements.

                                         3

                                                         DEBT RESOLVE, INC.
                                                    (A Development Stage Company)
                                                 Condensed Statements of Operations
                                                             (Unaudited)

                                                                                                                       Cumulative
                                                                                                                     from inception
                                                       Three months                        Nine months              (April 21, 1997)
                                                   ended September 30,                 ended September 30,          to September 30,
                                             -------------------------------     -------------------------------    ----------------
                                                  2002              2003              2002              2003              2003
                                             -------------     -------------     -------------     -------------     -------------
Costs and expenses:
  Payroll and related expenses                                 $    231,445                        $    531,779      $    531,779
  General and administrative expenses        $        175           540,020      $      2,226           649,809           655,551
  Research and development expenses                                  52,754                             328,981           328,981
  Depreciation expense                                                4,515                               4,515             4,515
                                             -------------     -------------     -------------     -------------     -------------

Total expenses                                        175           828,734             2,226         1,515,084         1,520,826
  Interest income                                                     1,563                               1,563             1,563
                                             -------------     -------------     -------------     -------------     -------------

Net loss                                     $       (175)     $   (827,171)     $     (2,226)     $ (1,513,521)     $ (1,519,263)
                                             =============     =============     =============     =============     =============
Basic and diluted net loss per common
  share                                      $         --      $      (0.03)     $         --      $      (0.06)
                                             =============     =============     =============     =============
Basic and diluted weighted average
  number of common shares outstanding             500,000        28,352,663           500,000        25,982,985
                                             =============     =============     =============     =============

                                        The accompanying notes are an integral part of these
                                                  condensed financial statements.

                                                                 4

                                          DEBT RESOLVE, INC.
                                     (A Development Stage Company)
                                  Condensed Statements of Cash Flows
                                              (Unaudited)

                                                                                          Cumulative
                                                                                        from inception
                                                                   Nine months         (April 21, 1997)
                                                              ended September 30,       to September 30,
                                                        -----------------------------   ----------------
                                                            2002             2003             2003
                                                        ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                $    (2,226)     $(1,513,521)     $(1,519,263)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation                                                                 4,515            4,515
  Common stock issued in lieu of compensation                                 27,000           27,000
  Deferred offering expenses                                                                       --
  Increase in prepaid expenses                                               (51,917)         (51,917)
  Increase in accounts payable and accrued expenses                          224,127          224,127
                                                        ------------     ------------     ------------
    Net cash used in operating activities                    (2,226)      (1,309,796)      (1,315,538)
                                                        ------------     ------------     ------------
Cash flows from investing activities:
  Purchases of fixed assets                                                  (60,874)         (60,874)
                                                        ------------     ------------     ------------
    Net cash used in investing activities                        --          (60,874)         (60,874)
                                                        ------------     ------------     ------------
Cash flows from financing activities
  Issuance of common stock                                                 1,287,174        1,287,674
  Capital contributions                                       2,226          889,567          894,809
  Shareholders' loans                                                        110,000          110,000
                                                        ------------     ------------     ------------
    Net cash provided by financing activities                 2,226        2,286,741        2,292,483
                                                        ------------     ------------     ------------
Net increase in cash                                             --          916,071          916,071

Cash at beginning of period                                      --               --               --
                                                        ------------     ------------     ------------
Cash at end of period                                   $        --      $   916,071      $   916,071
                                                        ============     ============     ============

There were no cash payments for interest or taxes

Non cash investing and financing activities
  Conversion of shareholder's loan to common stock      $        --      $   100,000      $   100,000
                                                        ============     ============     ============

                         The accompanying notes are an integral part of these
                                   condensed financial statements.

                                                  5

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003


1.       ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:
         ----------------------------------------------

         Organization
         ------------

Debt Resolve, Inc., formerly Lombardia Acquisition Corp. (the "Company"), is a Delaware corporation and was formed on April 21, 1997. The Company was inactive and had no significant assets, liabilities or operations through February 24, 2003.

On February 24, 2003, Charles S. Brofman, James D. Burchetta and Michael S. Harris (collectively, the "Principal Shareholders") purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Shareholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Shareholders.

On February 24, 2003, in accordance with the Company's by-laws for filling newly-created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence E. Dwyer, Jr. to the board of directors of the Company. Mr. Burchetta was named Co-Chairman of the Board and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, Mr. Harris was named Executive Vice President and General Counsel, and Mr. Cacciamatta resigned his position as Chief Executive Officer. On April 7, 2003, William M. Mooney, Jr. was elected to the board of directors. Effective June 9, 2003, Alan M. Silberstein was elected to the board of directors and was appointed to be the Company's President and Chief Operating Officer.

On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company's common stock, the Company's Certificate of Incorporation was amended to change the Company's corporate name to Debt Resolve, Inc. and increase the number of the Company's authorized shares of common stock from 20,000,000 to 50,000,000 shares.

         Development stage activities
         ----------------------------

The Company is developing and intends to market an online system for the settlement of credit card and other consumer debt. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Going concern
         -------------

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's working capital is not sufficient to fund its plan of operations over the next 12 months. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through private equity investments. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan.

         Interim periods
         ---------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2003.

         Development stage enterprise
         ----------------------------

In accordance with Statement of Financial Accounting Standards No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not commenced.

         Use of estimates
         ----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

         Research and development expenses
         ---------------------------------

Research and development expenses consist primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's proposed online software product. The Company follows the guidelines of AICPA Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Since the Company intends to market its proposed online product and since it is still in the process of developing its product, these costs have been charged to expense as incurred and classified as research and development expenses.

         Property and equipment
         ----------------------

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon the sale, retirement, or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of operations.

         Income taxes
         ------------

In accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

         Stock-based compensation
         ------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION- TRANSITION AND DISCLOSURE- AN AMENDMENT OF FASB STATEMENT NO. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12% based on the closing U.S. Treasury Yield Curve Rate on the date of the grant for U.S. Treasury securities with a time to maturity equal to or approximately equal to the expected life of each option, and an expected life of each option, ranging from three to ten years, equal to the time from the date of the grant to its expiration date. Since there is no public market for the Company's stock, its expected volatility cannot be estimated and is not considered in estimating the fair value of each option. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. During the three months and nine months ended September 30, 2003, the Company granted options to purchase a total of 633,333 and 4,068,333 shares, respectively. As of September 30, 2003, there were options to purchase 4,068,333 shares outstanding, of which 1,868,333 had vested. As of September 30, 2003, the weighted average exercise price and the weighted average expected life of the options granted were $0.55 and 9.25 years, respectively. The following table illustrates the pro forma effects on net loss and net loss per common share for the three months and nine months ended September 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                                     Three months                     Nine months
                                                                 ended September 30,             ended September 30,
                                                              -------------------------     -----------------------------
                                                                 2002           2003            2002            2003
                                                              ----------     ----------     -----------    --------------
Net loss - as reported                                        $    (175)     $(827,171)     $   (2,226)    $  (1,513,521)
Pro forma compensation cost, net of taxes                                      120,649                           320,631
                                                              ----------     ----------     -----------    --------------
Net loss - pro forma                                          $    (175)     $(947,820)     $   (2,226)    $  (1,834,152)
                                                              ==========     ==========     ===========    ==============
Basic and diluted net loss per common share - as reported     $      --      $   (0.03)     $       --     $       (0.06)
                                                              ==========     ==========     ===========    ==============
Basic and diluted net loss per common share - pro forma       $      --      $   (0.03)     $       --     $       (0.07)
                                                              ==========     ==========     ===========    ==============

         Basic and diluted net loss per share
         ------------------------------------

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which superseded Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share was computed based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were dilutive.

                                              Three months                        Nine months
                                          ended September 30,                ended September 30,
                                   -------------------------------     -------------------------------
                                        2002              2003              2002              2003
                                   -------------     -------------     -------------     -------------
Numerator
  Net loss                         $       (175)     $   (827,171)     $     (2,226)     $ (1,513,521)
                                   =============     =============     =============     =============

Denominator
  Weighted average common
    shares outstanding                  500,000        28,352,663           500,000        25,982,985
                                   =============     =============     =============     =============

Incremental common shares
(not included in denominator
of diluted earnings per share
calculation due to their anti-
dilutive nature) attributable
to exercise/conversion of:
  Outstanding options                        --         1,848,000                --           622,769
  Preferred stock                            --                --                --                --
                                   -------------     -------------     -------------     -------------
                                             --         1,848,000                --           622,769
                                   =============     =============     =============     =============

3.       PROPERTY AND EQUIPMENT:
         -----------------------

                                                              September 30,
                                             Useful life          2003
                                             ------------     -------------
Computer equipment                             3 years        $    21,578
Furniture and fixtures                         5 years             24,250
Leasehold improvements                        Lease term           15,046
                                                              ------------
                                                                   60,874
Less: accumulated depreciation                                     (4,515)
                                                              ------------
                                                              $    56,359
                                                              ============

Depreciation expense totaled $4,515 for the three months and the nine months ended September 30, 2003.


4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
         --------------------------------------

                                                  September 30,
                                                      2003
                                                  -------------
Accounts payable                                   $  51,775
Payroll taxes payable                                  7,103
Accrued compensation expenses                         70,667
Accrued severance expense                             25,000
Accrued consulting fees                               49,125
Accrued legal fees                                    20,457
                                                   ----------
                                                   $ 224,127
                                                   ==========

5.       SHAREHOLDERS' (DEFICIT) EQUITY:
         -------------------------------

                                                                                                       Deficit
                                                                                                      accumulated
                                                   Common stock                       Additional      during the
                                    Preferred        number of      Common stock        paid in       development
                                      Stock           shares        value at par        capital          stage             Total
                                  -------------    -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2002      $         --          500,000     $        500     $      5,242     $     (5,742)    $         --

Sales of Common stock to
  principal shareholders                             22,500,000           22,500                                             22,500

Sales of Common stock                                 3,600,000            3,600                                              3,600

Common stock issued to pay
  consulting fees                                       135,000              135           26,865                            27,000

Common stock issued to pay
  compensation                                          145,000              145           28,855                            29,000

Conversion of loan into
  Common stock                                          500,000              500           99,500                           100,000

Conversion of loan into
  Common stock                                           50,000               50            9,950                            10,000

Capital contributed from
  the waiver of accrued
  compensation and
  consulting fees                                                                         349,567                           349,567

Sales of Common stock in
  private placement                                      75,000               75           74,925                            75,000

Net loss                                                                                                  (686,350)        (686,350)
                                  -------------    -------------    -------------    -------------    -------------    -------------
Balance at June 30, 2003                    --       27,505,000           27,505          594,904         (692,092)         (69,683)

Sales of Common stock in
  private placement                                   1,250,000            1,250        1,248,750                         1,250,000

Offering costs of private
  placement                                                                               (53,926)                          (53,926)

Rescinded Common stock
  issued to pay
  compensation                                         (145,000)            (145)         (28,855)                          (29,000)

Rescinded conversion of
  loan into Common stock                                (50,000)             (50)          (9,950)                          (10,000)

Capital contributed from
  the waiver of accrued
  compensation, consulting
  fees, and royalty fee                                                                   540,000                           540,000

Net loss                                                                                                  (827,171)        (827,171)
                                  -------------    -------------    -------------    -------------    -------------    -------------
Balance at September 30, 2003     $         --       28,560,000     $     28,560     $  2,290,923     $ (1,519,263)    $    800,220
                                  =============    =============    =============    =============    =============    =============

On February 24, 2003, the Principal Shareholders purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Shareholders. On February 14, 2003, but effective January 13, 2003, five other individuals, consisting of consultants to the Company and members of the Company's management team, purchased an aggregate of 3,600,000 newly-issued shares of the Company's common stock for an aggregate cash payment of $3,600.

In April 2003 and May 2003, the Company issued 135,000 shares and 500,000 shares, respectively, of its common stock at $0.20 per share (representing fair value at that time as determined by the board of directors) to a consultant to the Company as full consideration for $27,000 in accrued consulting fees and as repayment for a $100,000 loan.

In April 2003 and May 2003, the Company agreed to issue 145,000 shares and 50,000 shares, respectively, of its common stock at $0.20 per share (representing fair value at that time as determined by the board of directors) to its former Chief Financial Officer as full consideration for $29,000 in accrued compensation and as repayment for a $10,000 loan. In August 2003, the Company's former Chief Financial Officer, in accordance with the terms of his agreement, rescinded his acceptance of the Company's common stock as full consideration for his accrued compensation and repayment for his loan. Because the shares of the Company's common stock were never formally issued to him in connection with this transaction, the Company has reversed the original transaction as of the effective rescission date, and has restored the original accrued compensation expense and loan payable to shareholder amounts.

Effective June 30, 2003, five executive officers and members of the board of directors of the Company waived the entire amount of their compensation and fees accrued under the terms of their employment and consulting agreements through June 30, 2003, aggregating $349,567, resulting in a capital contribution of $349,567.

Effective September 30, 2003, four executive officers and members of the board of directors of the Company waived the entire amount of their compensation, consulting fee and royalty fee (see Note 6) accrued under the terms of their employment, consulting and Limited License agreements for the three months ended September 30, 2003, aggregating $540,000, resulting in a capital contribution of $540,000.

During the three months and nine months ended September 30, 2003, the Company issued an aggregate of 1,250,000 shares and 1,325,000 shares, respectively, of its Common stock in a series of private placement closings at a price of $1.00 per share.

During the three months ended September 30, 2003, the Company charged $53,926 of currently incurred and previously deferred offering costs relating to the private placement of its common stock against Additional paid-in capital.

6.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Limited license agreement
         -------------------------

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The License provides for a royalty fee, payable to the Licensors, of ten percent (10%) of the Company's annual gross revenues attributable to the Licensed Usage commencing July 1, 2003 and continuing until the expiration of the Patent. The minimum annual royalty for any fiscal year is $600,000. Under certain circumstances, if Mr. Burchetta is no longer employed as a director and officer of the Company, or if Mr. Brofman is no longer retained as a consultant to the Company, the minimum annual royalty fee for any fiscal year will be $3,000,000. The Licensors may terminate the License if, among other reasons, the Company had not developed and produced a fully functional and commercially usable system contemplated by the License on or before September 30, 2003 (which has been extended to March 31, 2004), or the Company's annual gross revenues during any calendar year do not exceed $500,000 through December 31, 2004, or the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year.

Royalty fee expense, which is included in general and administrative expenses, totaled $300,000 for the three months and nine months ended September 30, 2003. The Licensors waived the entire amount of the royalty fee for the three months and nine months ended September 30, 2003, resulting in a capital contribution of $300,000.

         Employment agreements
         ---------------------

The Company has entered into employment agreements with five executives. Future aggregate minimum compensation under these agreements as of September 30, 2003 is as follows:

2003                          $   217,500
2004                              832,500
2005                              480,000
2006                              480,000
2007                              480,000
2008                               28,500
                              ------------
Total                         $ 2,518,500
                              ============

The employment agreements with Messrs. Burchetta, Harris and Silberstein are effective through January 13, 2008, January 13, 2008 and December 31, 2004, respectively. These agreements provide each executive with an initial annual compensation of $240,000 and contain provisions for annual increases based on "cost-of-living" changes. The employment agreements with Messrs. Burchetta and Harris contain provisions under which their annual compensation may increase to $600,000 if the Company achieves certain operating milestones and also provide for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in their agreements. Compensation expense under these agreements totaled $180,000 and $406,167 for the three and nine months ended September 30, 2003, respectively. Messrs. Burchetta, Harris and Silberstein are three of the executives mentioned in Note 5 above, who waived the entire amount of their compensation through June 30, 2003 and for the three months ended September 30, 2003.

In addition to the agreements above, the Company also has an employment agreement with Mr. Cacciamatta which expires on December 31, 2003. The employment agreement provides for annual compensation of $100,000. Compensation expense totaled $25,000 and $70,667 for the three months and nine months ended September 30, 2003, respectively. Mr. Cacciamatta resigned from the board of directors and as Chief Financial Officer effective October 1, 2003. Accordingly, the Company recorded accrued severance expense totaling $25,000 as of September 30, 2003, representing the amount due on the remaining term of Mr. Cacciamatta's employment agreement.

         Consulting agreements
         ---------------------

The Company has entered into seven consulting agreements for business advisory and marketing services. Future aggregate minimum compensation under these agreements as of September 30, 2003 is as follows:

2003                          $    94,500
2004                              244,823
2005                              240,000
2006                              240,000
2007                              240,000
2008                               18,000
                              ------------
Total                         $ 1,077,323
                              ============

         Office lease
         ------------

The Company leases office facilities under a non-cancelable operating lease through July 2004. Rent expense and utilities for the three months and the nine months ended September 30, 2003 was $19,952 and $28,416, respectively. Future aggregate minimum lease payments as of September 30, 2003 are $16,782 for 2003 and $39,158 for 2004.

7.       TRANSACTIONS WITH RELATED PARTIES:
         ----------------------------------

As described in Note 6 above, on February 20, 2003, the Company entered into a Limited License Agreement with Messrs. Brofman and Burchetta, directors of the Company, which provides for a royalty fee payable to the Licensors, subject to minimum annual amounts, and which contains certain termination rights of the Licensors.

Effective January 13, 2003, the Company entered into a consulting agreement with Mr. Brofman as non-executive Co-Chairman of the Board. The agreement, which is effective through January 2008, provides for an initial annual consulting fee of $240,000, provides for annual increases based on "cost-of-living" changes and contains provisions under which the annual consulting fee may increase to $600,000 if the Company achieves certain operating milestones. The agreement also provides for an additional fee based on the value of a transaction that results in a change of control, as that term is defined in the agreement. The consulting fee expense under this agreement, which is included in general and administrative expenses, totaled $60,000 and $162,000 for the three and nine months ended September 30, 2003, respectively. Mr. Brofman is one of the individuals mentioned in Note 5 above, who waived the entire amount of his consulting fee through June 30, 2003 and for the three months ended September 30, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

We are developing and intend to market an online system for the settlement of credit card and other consumer debt. During the last several months, we have performed product engineering and development work on our proposed software product and prepared a business plan.

We have financed our activities to date through our management's contributions of cash and forgiveness of earned compensation, the forgiveness of royalty and consulting fees, advances from two shareholders, and the proceeds from sales of our common stock in a private placement.

As of September 30, 2003 and November 9, 2003, we had working capital of $743,861 and $537,460, respectively. We believe that our working capital as of the date of this Report is not sufficient to fund our plan of operations over the next 12 months. We intend to continue seeking to raise additional capital over the next 12 months through private equity investments. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan.

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $231,445 for the three months ended September 30, 2003. These expenses primarily consist of compensation incurred in connection with employment agreements with members of the executive management team.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $540,020 for the three months ended September 30, 2003. These expenses consist of $300,000 for the royalty fee incurred in connection with the limited license agreement, $121,707 for consulting fees incurred in connection with business advisory services, marketing services and computer programming services, and $118,313 for other general expenses, primarily consisting of legal fees, occupancy costs and travel related expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $52,754 for the three months ended September 30, 2003. These expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's software product.

We are classified as a development stage company because, to date, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising the capital necessary to execute our business plan. There can be no assurance that we will be successful in implementing our business plan.

         Critical Accounting Policies
         ----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates. We believe that the most critical accounting policy concerns the doubt about the Company's ability to continue as a going concern. This and our other critical accounting policies are described in note 2 to these financial statements and in "Management's Discussion and Analysis or Plan of Operation" and notes 1, 2 and 3 to our financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

         Customary Statement Relating to Forward Looking Statements
         ----------------------------------------------------------

This Report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning the Company's dependence on its key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-14. Based upon that evaluation, our officers concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2003, we issued 1,250,000 shares of our common stock to 16 "accredited investors" as that term is defined in Rule 501(a) under the Securities Act of 1933. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Form of Employment Agreement with Executives of the Company. (Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 0-29525))
         10.2 Limited License Agreement dated February 20, 2003, between the Company and James D. Burchetta and Charles S. Brofman. (Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 0-29525))
         31.1   Certification required by Rule 13(a)-14(a).
         32.1 Certification required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K

         None

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEBT RESOLVE, INC.

                                          By: /s/ John M. Porta
                                              ------------------------
                                              John M. Porta
                                              Chief Financial Officer
Dated: November 14, 2003