Form 10KSB
period 2003-12-31
DEBT RESOLVE INC
filed 2004-03-30
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file Number 0-29525

                               DEBT RESOLVE, INC.
                 (Name of Small Business Issuer in its charter)

        Delaware                                            33-0889197
        --------                                            ----------
(State of incorporation)                            (I.R.S. Employer Id. No.)

        707 Westchester Avenue, Suite 409, White Plains, New York 10604
        ---------------------------------------------------------------
                    (Address or principal executive offices)

Issuer's telephone number (914) 949-5500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $ 0.

As of March 25, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 29,029,000.

                                TABLE OF CONTENTS

PART I                                                                         2

Item 1.  Description of business                                               2
Item 2.  Description of property                                               7
Item 3.  Legal proceedings                                                     7
Item 4.  Submission of matters to a vote of security holders                   7

PART II                                                                        7

Item 5.  Market for registrant's common equity and
           related stockholder matters                                         7
Item 6.  Management's discussion and analysis or plan of operation             7
Item 7.  Financial statements                                                  9
Item 8.  Changes in and disagreements with accountants on
           accounting and financial disclosure                                24
Item 8A. Controls and procedures                                              24

PART III                                                                      24

Item 9.  Directors, executive officers, promoters and control
           persons; Compliance with Section 16(a) of the Exchange Act         24
Item 10. Executive compensation                                               27
Item 11. Security ownership of certain beneficial owners
           and management                                                     29
Item 12. Certain relationships and related transactions                       29
Item 13. Exhibits and reports on Form 8-K                                     29
Item 14. Principal accountant fees and services                               29

PART I

ITEM 1.  Description of business

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

On February 24, 2003, in accordance with the Company's by-laws for filling newly-created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence E. Dwyer, Jr. to the board of directors of the Company. Mr. Burchetta was named Co-Chairman of the Board and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, Mr. Harris was named Executive Vice President and General Counsel, and Mr. Cacciamatta resigned his position as Chief Executive Officer. On April 7, 2003, William M. Mooney, Jr. was elected to the board of directors. Effective June 9, 2003, Alan M. Silberstein was elected to the board of directors and was appointed the Company's President and Chief Operating Officer.

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

Development stage activities
----------------------------

Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In the early part of 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and has begun marketing its service to banks and other creditors.

Business overview
-----------------

The Company has substantially completed the development of, and in the early part of 2004 has begun marketing, an online system (the "Debt Resolve System") that provides tools for the collection of consumer and other debt, with an emphasis on the dignity of the consumer. The Company offers its service as an Application Service Provider ("ASP"), enabling the introduction of this collection option with no modifications to its customer's existing collections computer systems. The Company's service is highlighted by the use of the Internet as a tool for communication, resolution, settlement and payment. The Debt Resolve System features, at its core, a patented online bidding system.

The Debt Resolve System was originally conceived by its Co-Chairmen, James D. Burchetta and Charles S. Brofman, who were the co-founders of Cybersettle, Inc., the first company to settle insurance claims over the Internet, and who are the co-inventors of the patented double blind bidding system. Cybersettle's system, which has been in use for five years, has been used to successfully settle over $700 million in insurance claims.

Initially, the Company intends to market its service to credit card issuers, their collection agencies, and the buyers of their defaulted debt in the United States. Eventually, the Company intends to market its service to other segments served by the collections industry worldwide.

The Debt Resolve System uses a patented process featuring an automated blind bidding mechanism that provides a tool to creditors, debtors, and their agents that is intended to increase the efficiency and speed of the debt settlement process. The system facilitates settlements acceptable to both creditors and debtors by matching the debtor's offers to acceptable minimum payment amounts provided by their creditors.

The Company has developed a suite of modules to complement the Debt Resolve System. These modules include DR Prevent (TM) for early-stage collections, C-Pay (TM) (for online collections), DR Control (TM) (for system administration), and C-Mail (TM) (a secure e-mail methodology).

The Company is currently in negotiations with a number of potential clients to test the Debt Resolve System with their portfolios. As of the date of this report, one potential client has implemented the Debt Resolve System, on a test basis, with a limited sample of accounts.

Competition
-----------

The Company is not aware of any similar product being offered or contemplated within its target market at the present time. Presently, technology-based products introduced by other participants in this market have been related to consumer information, credit and collections scoring.

The Company's competitive strategy is to seek to gain a competitive advantage by being the first company to offer an online debt collection system, which is based on intellectual property rights granted by the United States and international patent authorities. The Company holds a license to specific rights in U.S. Patent Number 6,330,551, and related extensions. The Company's licensed rights also extend to patents that have been issued in 15 foreign countries, including the United Kingdom, and are pending in 28 other countries. Several companies offer collection management and payment software systems designed to support direct-mail and telephone-based collection efforts. These companies are likely to add some form of Internet-based payment mechanism to their systems. They may also add some form of automated settlement mechanism to their systems, although such systems may be limited by the breadth of the patent upon which the Debt Resolve System is based. The Company intends to continuously enhance and extend its product offerings and develop significant expertise in customer behavior with respect to online debt payment to remain ahead of these potential competitors.

Although the Company is not aware of any similar product being offered or contemplated within its target market at the present time, management recognizes that the Company, through its marketing efforts, is educating the collections industry about the benefits of aggressively integrating the Internet into its practices and, as such, may attract competitors, would-be competitors or look-alike products.

Limited license agreement
-------------------------

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The License provides for a royalty fee, payable to the Licensors, of ten percent (10%) of the Company's annual gross revenues attributable to the Licensed Usage commencing July 1, 2003 and continuing until the expiration of the Patent in 2018. The minimum annual royalty for any fiscal year is $600,000. Under certain circumstances, if Mr. Burchetta is no longer employed as a director and officer of the Company, or if Mr. Brofman is no longer retained as a consultant to the Company, the minimum annual royalty fee for any fiscal year will be $3,000,000. The Licensors may terminate the License if, among other reasons, the Company had not developed and produced a fully functional and commercially usable system contemplated by the License on or before September 30, 2003 (which was extended to March 31, 2004), or the Company's annual gross revenues during any calendar year do not exceed $500,000 through December 31, 2004, or the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the `Minimum Annual Gross Revenue Clause").

In February 2004, the License was amended (the "Amendment") to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company will pay a royalty fee to the Licensors as follows: (1) in 2004, the Company will pay no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company's annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the "Fee"); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors' continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company.

In addition, pursuant to the Amendment, if the Company fails to meet the Minimum Annual Gross Revenue Clause, the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

Government regulation
---------------------

The Company's activities are currently subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, the Company's potential clients, such as credit card issuers, are in highly regulated industries. The relationship of a customer and a creditor is regulated by federal, state and local consumer credit and protection laws and regulations. Significant laws include the Fair Debt Collection Practices Act, Federal Truth-In-Lending Act, Fair Credit Billing Act, and Gramm-Leach-Bliley Act, as well as applicable comparable statutes in the states and municipalities in which customers reside or in which the banks or other financial institutions that originated the credit account are located. Failure of these parties to comply with applicable federal, state and local laws and regulations could have a negative impact on the Company. Applicable laws and regulations may limit the Company's ability to collect amounts owing with respect to receivables, regardless of any act or omission on the part of the Company. The Company also cannot predict the impact of future regulations on either the Company or its potential clients. The Company is not a collection agency and does not operate as such.

Research and development activities
-----------------------------------

During 2003, the Company employed up to four full-time employees and consultants involved in the development of the Debt Resolve System. The Company estimates that approximately 3,500 hours were spent in 2003 on research and development activities.

Employees
---------

As of December 31, 2003, the Company had eight full-time employees and one part-time employee.

Forward looking statements - factors that may affect future results
-------------------------------------------------------------------
This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Description of business", "Item 3. Legal proceedings", "Item 6. Management's discussion and analysis or plan of operation", and the Notes to Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Some of the factors that may affect future results are discussed below.

The Company has a limited operating history and anticipates future losses and negative cash flow. The Company has a limited operating history on which its business and prospects can be evaluated. One should consider the risks, uncertainties, expenses and difficulties frequently encountered by development stage enterprises, particularly companies in new and rapidly evolving markets like the Internet, using new and unproven business models. These risks relate to the Company's ability to:
         o        adapt its business model to changing circumstances;
         o enter into relationships with banks, other financial institutions and collection agencies;
         o        manage growth in its operations;
         o        implement sales and marketing initiatives;
         o continue to develop and upgrade its dispute resolution technology and network;
         o        attract, retain and motivate qualified personnel; and
         o        respond to actions by potential competitors.

The Company cannot be certain that its business strategy will be successful or that it will successfully address these and other risks and uncertainties. In addition, the Company expects to incur operating losses and experience negative cash flow in 2004. The Company anticipates losses will also increase significantly from current levels as it incurs additional costs and expenses related to:
         o        increasing brand awareness and general marketing;
         o        sales and distribution activities;
         o        improving technology and system architecture;
         o        employment of additional personnel; and
         o        scaling up customer service.

The Company's ability to achieve profitability will depend on its capacity to generate net sales while maintaining reasonable expense levels. The Company cannot be certain that if it were to achieve profitability, it would be able to sustain or increase profitability on a quarterly or annual basis.

The Company's future operating results are unpredictable and may fluctuate significantly. The Company's annual and quarterly operating results may fluctuate significantly due to a variety of factors, many of which are outside of its control, including:
         o        demand for its Debt Resolve system;
         o        the value, timing and renewal of contracts;
         o the amount and timing of operating costs and capital expenditures relating to its operations and development of its technology;
         o the ability to successfully execute its sales and marketing strategy;
         o        the introduction of competitive products;
         o        the performance of its dispute resolution technology;
         o        changes in its management team and key personnel;
         o changes in government regulations affecting the receivables recovery and collection industry; and
         o        general economic conditions.

These factors, together with no operating history and an unproven business model, make it difficult to accurately forecast the Company's future revenues or results of operations. The Company also has no meaningful historical financial data upon which to base planned operating expenses. A substantial portion of the Company's operating expenses will be related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly.

The Company will depend on entering into relationships with banks, other financial institutions, debt buyers, other consumer billing companies and collection agencies. In order to provide the Debt Resolve System, the Company will depend on bank and other financial institution representatives to initiate the process by registering the delinquent consumer debt claim along with the settlement offers. The loss of this source of submitted claims would harm its business. The Company cannot be certain that it will be able to enter into relationships with banks, other financial institutions and collection agencies in the future nor can the Company be certain that it will be able to establish these relationships on favorable terms. The failure to add and retain new customers to its service base would materially adversely affect its business, financial condition and operating results.

The Company's future success is dependent on increased acceptance of the Internet by creditors and consumers as a medium for dispute resolution. The use of the Internet for dispute resolution is new and rapidly developing. The adoption of online debt collection requires the acceptance of a new way of conducting business, exchanging information and resolving disputes by creditors and consumers that have historically relied on traditional dispute resolution methods. If acceptance of online dispute resolution by these participants does not increase, the Company's business, financial condition and operating results could be materially adversely affected.

The Company may fail to manage growth in its operations. The Company is expanding the scope of its operations and is increasing the number of its employees accordingly. This growth has placed, and its anticipated future operations will continue to place, a significant strain on its management, information systems and other resources. Failure to effectively manage growth, particularly failure to rapidly increase the size and effectiveness of its sales force, could have a material adverse effect on its business, financial condition and operating results.

The Company's future success also depends on its ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such personnel is intense, and there is a limited number of persons with knowledge of, and experience in, the Internet and consumer debt dispute resolution. Its current employees may also voluntarily terminate their employment at any time. Finally, the Company's ability to manage growth in its operations will depend in part on implementing operational, financial and management controls, reporting systems and procedures.

The Company's business model depends on successful marketing of its services. Marketing the Company's services in order to grow its customer base is crucial to the success of its business. Currently, the Company is targeting its marketing efforts towards consumer charge accounts generated in the United States. To continue its growth, the Company will have to achieve market penetration in this segment and expand its service base to include international consumer charge accounts. The Company has no experience marketing its services and may not be able to successfully implement its sales and marketing initiatives. The Company may be unable to hire, retain, integrate and motivate sales and marketing personnel. New sales and marketing personnel may also require a substantial period of time to become effective. There can be no assurance that marketing efforts will be successful or that the Company will be able to build the base of creditors and consumers who use its services.

If the Company is unable to build brand recognition, demand for services will be limited. The Company believes that building brand awareness of the Debt Resolve System is critical to increasing demand for its services. Brand recognition is a key differentiating factor among providers of online services, and the Company believes this will become increasingly important as competition is introduced in its target market. In order to increase brand awareness, the Company must succeed in its marketing efforts, provide high-quality service, and increase the number of creditors and consumers using its services. If initial users do not perceive the Company's services to be of high quality, the value of its brand could be diluted, which could decrease the attractiveness of its services to creditors and consumers. If the Company fails to promote and maintain its brand successfully or incurs significant expenses in promoting its brand and fails to generate a corresponding increase in revenue as a result of its branding efforts, its business, financial condition and operating results could be materially adversely affected.

The Company depends upon key personnel. The Company depends on the continued services and performance of its executive officers and other key personnel, particularly James D. Burchetta, its Co-Chairman and Chief Executive Officer and Alan M. Silberstein, its President and Chief Operating Officer. The Company has employment agreements with Mr. Burchetta, as well as with Michael S. Harris, its Executive Vice President and General Counsel, and John M. Porta, its Executive Vice President and Chief Financial Officer. The employment agreements for Messrs. Burchetta and Harris will be in effect until January 13, 2008. If the Company loses the services of Mr. Burchetta or any of its other executive officers and key employees, its business could be materially adversely affected.

The Company's network is susceptible to failures. The Company is exposed to the risk of network failure, both through its own systems and those of its service providers. While its utilization of redundant transmission systems can improve its network's reliability, the Company cannot be certain that the network will avoid downtime. Its systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, terrorist acts, earthquake and similar events. Substantially all of the Company's computer and communications hardware systems will be in leased facilities in White Plains, New York. The Company has no formal disaster recovery plan, and its business insurance may not adequately compensate it for losses that may occur. The occurrence of a natural disaster or unanticipated problems at its facilities could cause interruptions or delays in distribution of content and loss of data.

The Company also relies on third parties to facilitate network transmissions. There are no assurances that these transmissions will remain either reliable or secure. Any transmission problems, particularly if those problems persist or recur frequently, could result in lost business from creditors and consumers. Network failures of any sort may have a material adverse effect on its business, financial condition and operating results.

The Company may fail to compete successfully. Competitors may emerge in the online consumer debt settlement market. Larger, well-established and well-financed entities may invest in or form joint ventures to serve this market as the use of the Internet and other online services increases. Increased competition from these or other competitors could adversely affect its business.

The Company might not be able to protect its intellectual property and may face infringement claims. The Company relies on its intellectual property to protect its proprietary rights, and considers its intellectual property to be critical to its success. The unauthorized use or other misappropriation of its intellectual property by others could diminish the value of its proprietary rights or reputation. If this were to occur, its business could be materially and adversely affected.

The Company currently does not hold patents on its consumer debt-related product, but it does license technology for its proposed product from Charles S. Brofman and James D. Burchetta, two of the directors of the Company, whose patented technology will in the future be incorporated into the Company's products.

Policing and enforcement against the unauthorized use of its intellectual property rights could also entail significant expenses and could prove difficult or impossible. There can be no assurance that third parties will not bring claims of copyright or trademark infringement or patent violation against the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements or prevent it from continuing to provide services.

The Company's officers and directors retain significant control over the Company.
Executive officers, directors and
entities affiliated with the Company, in the aggregate, beneficially own almost 90% of its outstanding common stock on a fully-diluted basis. As a result, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by its stockholders, including the election of directors and the approval of mergers or other business combination transactions.

The Company will need additional capital. The Company needs additional capital immediately. If funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to the shares of common stock and its stockholders may experience additional dilution. The Company cannot be certain that additional financing will be available to it on favorable terms when required, if at all. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on its business, financial condition and operating results.

The Company will be indirectly impacted by consumer credit and debt collection practices law. The Company's activities are currently subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, a number of The Company's potential clients, such as credit card issuers, are in highly regulated industries. The Company will be indirectly impacted by consumer credit and debt collection practices laws. The relationship of a customer and a creditor is extensively regulated by federal, state and local consumer credit and protection laws and regulations. Significant laws include the Fair Debt Collection Practices Act, Federal Truth-In-Lending Act and Fair Credit Billing Act, as well as applicable comparable statutes and municipalities in the states in which customers reside or in which the banks or other financing institutions that originated the credit account are located. Failure of these parties to comply with applicable federal, state and local laws and regulations could have a negative impact on Debt Resolve. Applicable laws and regulations may limit the Company's ability to collect amounts owing with respect to receivables, regardless of any act or omission on the part of the Company. No assurance can be given that any indemnities received from the financial institutions which originated the credit account will be adequate to protect the Company from losses on the receivables or liabilities to customers. Any new laws or rulings that may be adopted, and existing consumer credit and protection laws may adversely affect the Company's ability to collect the receivables. In addition, the failure of the Company and its affiliates to comply with such requirements could adversely affect the Company's ability to enforce the receivables and result in liability.

The Company depends on the Internet and the development of the Internet's infrastructure. The Company's success will depend in large part on continued growth in the use of the Internet, particularly for legal matters such as consumer debt settlement. There are critical issues concerning the commercial use of the Internet that remain unresolved. Those issues that the Company expects to affect the development of the market for its system include:

         o        security;
         o        reliability;
         o        cost;
         o        ease of access;
         o        quality of service; and
         o        increases in available bandwidth.

The Company faces potential liability arising from the storage of personal information concerning disputed claims and other privacy concerns. Any penetration of the Company's network security or other misappropriation of consumers' personal information could subject it to liability. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. The Company could incur unanticipated expenses, especially in connection with its settlement database, if new regulations regarding the use of personal information are introduced.

Government regulation of the Internet could inhibit growth of the Internet. The Company could be adversely impacted indirectly by legislation or regulation that fundamentally alters the attractiveness or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Regulators continue to evaluate the best telecommunications policy regarding the transmission of Internet traffic.

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series. And, the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provision, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power and other rights of the holders of common stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate actions.

ITEM 2.  Description of property

The Company leases approximately 2,419 square feet of office space at 707 Westchester Avenue, Suite 409, White Plains, New York 10604. The Company leases this space for $5,594 per month under a lease through July 2005.

ITEM 3.  Legal proceedings

None.

ITEM 4.  Submission of matters to a vote of security holders

None.

PART II

ITEM 5.  Market for common equity and related shareholder matters

As of March 25, 2004, there was no public market for the securities of the Company.

During 2003, the Company issued an aggregate of 1,785,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share to 47 "accredited investors" as that term is defined in Rule 501(a) under the Securities Act of 1933. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated thereunder. No underwriting discounts or commissions were paid in association with the private placement sales.

As of March 25, 2004, there were 77 record holders of the Company's common stock.

The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6.  Management's discussion and analysis or plan of operation

Since February 24, 2003, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising capital. In the early part of 2004, we substantially completed the development of an online system for the settlement of credit card and other consumer debt and have begun marketing our service to banks and other creditors.

Initially, we intend to market our service to credit card issuers, their collection agencies, and the buyers of their defaulted debt in the United States. Eventually, we intend to market our service to other segments served by the collections industry worldwide. We are currently in negotiations with a number of potential clients to test the Debt Resolve System with their portfolios. As of the date of this report, one potential client has implemented the Debt Resolve System, on a test basis, with a limited sample of accounts.

We have financed our activities to date through our management's contributions of cash and forgiveness of compensation, the forgiveness of royalty and consulting fees, advances from two shareholders, and the proceeds from sales of our common stock in a private placement.

As of December 31, 2003 and March 21, 2004, our working capital totaled $785,693 and $522,352, respectively. We believe that our working capital as of the date of this Report is not sufficient to fund our plan of operations over the next 12 months. We intend to continue seeking to raise additional capital over the next 12 months through private equity investments. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan.

2003 costs and expenses
-----------------------

Payroll and related expenses. Payroll and related expenses totaled $742,845 for the year ended December 31, 2003. These expenses primarily consist of compensation incurred in connection with employment agreements with members of the executive management team. As described in Item 10 below and in Notes 4 and 6 to the financial statements, three executives waived the entire amount of their compensation during 2003 and were not paid, resulting in a capital contribution of $586,167.

General and administrative expenses. General and administrative expenses totaled $1,255,498 for the year ended December 31, 2003. These expenses consist of $600,000 for the royalty fee incurred in connection with the limited license agreement, $396,613 for consulting fees incurred in connection with business advisory and marketing services, and $258,855 for other general expenses, primarily consisting of legal fees, occupancy costs and travel related expenses. As described in Notes 4, 6 and 8 to the financial statements, the Licensors waived the entire amount of the royalty fee for 2003 and were not paid, resulting in a capital contribution of $600,000. As described in Item 10 below and in Notes 4 and 8 to the financial statements, two directors waived the entire amount of their consulting fees during 2003 and were not paid, resulting in a capital contribution of $267,400.

Research and development expenses. Research and development expenses totaled $453,301 for the year ended December 31, 2003. These expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's software product.

We are classified as a development stage company because, to date, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising the capital necessary to execute our business plan. There can be no assurance that we will be successful in implementing our business plan.

Critical accounting policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates. We believe that the most critical accounting policy concerns the doubt about the Company's ability to continue as a going concern. This and our other critical accounting policies are described in note 2 to our financial statements.

ITEM 7.  Financial statements

                               DEBT RESOLVE, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS
                                December 31, 2003

                          INDEX TO FINANCIAL STATEMENTS

     Report of Independent Auditors                                      10

     Balance Sheets                                                      11

     Statements of Operations                                            12

     Statements of Stockholders' Equity                                  13

     Statements of Cash Flows                                            14

     Notes to Financial Statements                                       15

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

March 26, 2004

Board of Directors
Debt Resolve, Inc.
707 Westchester Avenue, Suite 409
White Plains, NY 10604

Gentlemen:

We have audited the balance sheet of Debt Resolve, Inc. as of December 31, 2003, and the related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Debt Resolve, Inc. (then named Lombardia Acquisition Corp.) as of December 31, 2002, were audited by other auditors whose report dated March 17, 2003 on those statements included an explanatory paragraph stating that the Company's need for an infusion of additional capital raised substantial doubt about its ability to continue as a going concern discussed in Note 4 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Debt Resolve, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's working capital is not sufficient to fund its plan of operations over the next 12 months and this raises substantial doubt about its ability to continue as a going concern. Management's plan in this regard is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Becher, Della Torre, Gitto & Company

Ridgewood, NJ
March 25, 2004

                                  DEBT RESOLVE, INC.
                            (A Development Stage Company)
                                    Balance Sheets

                                                                December 31,
                                                            2002             2003
                                                        ------------     ------------
                         ASSETS
Current assets:
   Cash                                                 $        --      $ 1,040,210
   Prepaid expenses and other current assets                     --           32,062
                                                        ------------     ------------
      Total current assets                                       --        1,072,272

Fixed assets, net                                                --           90,517
                                                        ------------     ------------
Total assets                                            $        --      $ 1,162,789
                                                        ============     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $        --      $    95,643
   Accrued compensation expenses                                 --           95,667
   Accrued expenses                                              --           85,269
   Income taxes payable                                          --            1,372
   Loan payable to shareholder                                   --           10,000
                                                        ------------     ------------
      Total liabilities                                          --          287,951
                                                        ------------     ------------

Commitments and contingencies                                    --               --

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding               --               --
   Common stock, 20,000,000 and 50,000,000 shares
      authorized, respectively, $0.001 par value,
      500,000 and 29,020,000 shares
      issued and outstanding, respectively                      500           29,020
   Additional paid in capital                                 5,242        3,314,463
   Deficit accumulated during the development stage          (5,742)      (2,468,645)
                                                        ------------     ------------
      Total shareholders' equity                                 --          874,838
                                                        ------------     ------------
Total liabilities and shareholders' equity              $        --      $ 1,162,789
                                                        ============     ============

     The accompanying notes are an integral part of these financial statements.

                                         11

                                                 DEBT RESOLVE, INC.
                                           (A Development Stage Company)
                                              Statements of Operations

                                                                                                      Cumulative
                                                                                                    from inception
                                                                                                   (April 21, 1997)
                                                         Year ended December 31,                    to December 31,
                                           ----------------------------------------------------     --------------
                                                2001               2002               2003               2003
                                           --------------     --------------     --------------     --------------
Costs and expenses:
   Payroll and related expenses                       --                 --      $     742,845      $     742,845
   General and administrative expenses     $       1,225      $       2,401          1,255,498          1,261,240
   Research and development expenses                  --                 --            453,301            453,301
   Depreciation expense                               --                 --             13,865             13,865
                                           --------------     --------------     --------------     --------------
Total expenses                                     1,225              2,401          2,465,509          2,471,251
   Interest income                                    --                 --              3,978              3,978
                                           --------------     --------------     --------------     --------------
Loss before taxes                          $      (1,225)     $      (2,401)     $  (2,461,531)     $  (2,467,273)

Income taxes                                                                             1,372              1,372
                                           --------------     --------------     --------------     --------------
Net loss                                   $      (1,225)     $      (2,401)     $  (2,462,903)     $  (2,468,645)
                                           ==============     ==============     ==============     ==============
Basic and diluted net loss per common
  share                                    $          --      $          --      $       (0.09)
                                           ==============     ==============     ==============
Basic and diluted weighted average
  number of common shares outstanding            500,000            500,000         26,668,753
                                           ==============     ==============     ==============

                     The accompanying notes are an integral part of these financial statements.

                                                        12

                                                         DEBT RESOLVE, INC.
                                                    (A Development Stage Company)
                                                 Statements of Shareholders' Equity
                                        From Inception (April 21, 1997) to December 31, 2003

                                                                                                           Deficit
                                      Preferred Stock               Common stock                         accumulated
                                --------------------------  ---------------------------    Additional    during the
                                 Number of                   Number of                       paid in     development
                                  shares         Amount        shares         Amount         capital        stage           Total
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
INCEPTION, APRIL 21, 1997                --   $        --            --    $        --    $        --    $        --    $        --
Issuance of common stock                 --            --       500,000            500             --             --            500
Net loss                                 --            --            --             --             --           (330)          (330)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997             --            --       500,000            500             --           (330)           170
Capital contribution                                   --            --             --             --             20             20
Net loss                                 --            --            --             --             --           (190)          (190)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998             --            --       500,000            500             20           (520)            --
Capital contribution                                   --            --             --             --            209            209
Net loss                                 --            --            --             --             --           (209)          (209)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999             --            --       500,000            500            229           (729)            --
Capital contribution                                   --            --             --             --          1,387          1,387
Net loss                                 --            --            --             --             --         (1,387)        (1,387)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000             --            --       500,000            500          1,616         (2,116)            --
Capital contribution                                   --            --             --             --          1,225          1,225
Net loss                                 --            --            --             --             --         (1,225)        (1,225)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001             --            --       500,000            500          2,841         (3,341)            --
Capital contribution                     --            --            --             --          2,401             --          2,401
Net loss                                 --            --            --             --             --         (2,401)        (2,401)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002             --            --       500,000            500          5,242         (5,742)            --

Sales of Common stock to
  principal shareholders                 --            --    22,500,000         22,500             --             --         22,500

Sales of Common stock                    --            --     3,600,000          3,600             --             --          3,600

Common stock issued to pay
  consulting fees                        --            --       135,000            135         26,865             --         27,000

Common stock issued to pay
  compensation                           --            --       145,000            145         28,855             --         29,000

Conversion of loan into
  Common stock                           --            --       500,000            500         99,500             --        100,000

Conversion of loan into
  Common stock                           --            --        50,000             50          9,950             --         10,000

Rescinded Common stock issued
  to pay compensation                    --            --      (145,000)          (145)       (28,855)            --        (29,000)

Rescinded conversion of loan
  into Common stock                      --            --       (50,000)           (50)        (9,950)            --        (10,000)

Capital contributed from the
  waiver of accrued compensa-
  tion and consulting fees               --            --            --             --        853,567             --        853,567

Capital contributed from the
  waiver of royalty fee                  --            --            --             --        600,000             --        600,000

Sales of Common stock in
  private placement                      --            --     1,785,000          1,785      1,783,215             --      1,785,000

Offering costs of private
  placement                              --            --            --             --        (53,926)            --        (53,926)

Net loss                                 --            --            --             --             --     (2,462,903)    (2,462,903)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003             --   $        --    29,020,000    $    29,020    $ 3,314,463    $(2,468,645)   $   874,838
                                ============  ============  ============   ============   ============   ============   ============

                             The accompanying notes are an integral part of these financial statements.

                                                                 13

                                                  DEBT RESOLVE, INC.
                                             (A Development Stage Company)
                                               Statements of Cash Flows

                                                                                                           Cumulative
                                                                                                         from inception
                                                                                                        (April 21, 1997)
                                                                   Year ended December 31,               to December 31,
                                                       ----------------------------------------------     ------------
                                                           2001             2002             2003             2003
                                                       ------------     ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                               $    (1,225)     $    (2,401)     $(2,462,903)     $(2,468,645)
Adjustments to reconcile net loss to net cash
     used by operating activities:
   Depreciation                                                 --               --           13,865           13,865
   Common stock issued in lieu of compensation                  --               --           27,000           27,000
   Deferred offering expenses                                   --               --               --               --
   Increase in prepaid expenses                                 --               --          (32,062)         (32,062)
   Increase in accounts payable                                 --               --           95,643           95,643
   Increase in accrued expenses                                 --               --          180,936          180,936
   Increase in income taxes payable                             --               --            1,372            1,372
                                                       ------------     ------------     ------------     ------------
      Net cash used in operating activities                 (1,225)          (2,401)      (2,176,149)      (2,181,891)
                                                       ------------     ------------     ------------     ------------
Cash flows from investing activities:
   Purchases of fixed assets                                    --               --         (104,382)        (104,382)
                                                       ------------     ------------     ------------     ------------
      Net cash used in investing activities                     --               --         (104,382)        (104,382)
                                                       ------------     ------------     ------------     ------------
Cash flows from financing activities
   Issuance of common stock                                     --               --        1,757,174        1,757,674
   Capital contributions                                     1,225            2,401        1,453,567        1,458,809
   Shareholders' loans                                          --               --          110,000          110,000
                                                       ------------     ------------     ------------     ------------
      Net cash provided by financing activities              1,225            2,401        3,320,741        3,326,483
                                                       ------------     ------------     ------------     ------------
Net increase in cash                                            --               --        1,040,210        1,040,210

Cash at beginning of period                                     --               --               --               --
                                                       ------------     ------------     ------------     ------------
Cash at end of period                                  $        --      $        --      $ 1,040,210      $ 1,040,210
                                                       ============     ============     ============     ============

There were no cash payments for interest or taxes

Non cash investing and financing activities
  Conversion of shareholder's loan to common stock     $        --      $        --      $   100,000      $   100,000
                                                       ===========      ===========      ===========      ===========

                      The accompanying notes are an integral part of these financial statements.

                                                          14

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

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

On February 24, 2003, in accordance with the Company's by-laws for filling newly-created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence E. Dwyer, Jr. to the board of directors of the Company. Mr. Burchetta was named Co-Chairman of the Board and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, Mr. Harris was named Executive Vice President and General Counsel, and Mr. Cacciamatta resigned his position as Chief Executive Officer. On April 7, 2003, William M. Mooney, Jr. was elected to the board of directors. Effective June 9, 2003, Alan M. Silberstein was elected to the board of directors and was appointed the Company's President and Chief Operating Officer.

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

         Development stage activities
         ----------------------------

Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In the early part of 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and has begun marketing its service to banks and other creditors.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Going concern
         -------------

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

         Stock-based compensation
         ------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION- TRANSITION AND DISCLOSURE- AN AMENDMENT OF FASB STATEMENT NO. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12% based on the closing U.S. Treasury Yield Curve Rate on the date of the grant for U.S. Treasury securities with a time to maturity equal to or approximately equal to the expected life of each option, and an expected life of each option, ranging from three to ten years, equal to the time from the date of the grant to its expiration date. Since there is no public market for the Company's stock, its expected volatility cannot be estimated and is not considered in estimating the fair value of each option. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. During 2003, the Company granted options to purchase a total of 4,268,333 shares of common stock. As of December 31, 2003, there were options to purchase 4,268,333 shares outstanding, of which 3,118,333 had vested. As of December 31, 2003, the weighted average exercise price and the weighted average expected life of the options granted were $0.57 and 8.44 years, respectively. The following table illustrates the pro forma effects on net loss and net loss per common share for the years ended December 31, 2001, 2002 and 2003 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                              Year ended December 31,
                                                 -----------------------------------------------
                                                      2001             2002             2003
                                                 -------------    -------------    -------------
Net loss - as reported                           $     (1,225)    $     (2,401)    $ (2,462,903)

Pro forma compensation cost, net of taxes                  --               --          366,166
                                                 -------------    -------------    -------------
Net loss - pro forma                             $     (1,225)    $     (2,401)    $ (2,829,069)
                                                 =============    =============    =============
Basic and diluted net loss per common share
  - as reported                                  $         --     $         --     $      (0.09)
                                                 =============    =============    =============
Basic and diluted net loss per common share
  - pro forma                                    $         --     $         --     $      (0.11)
                                                 =============    =============    =============

Basic and diluted weighted average number of
  common shares outstanding                           500,000          500,000       26,668,753
                                                 =============    =============    =============
Basic and diluted weighted average number of
  common shares outstanding - pro forma               500,000          500,000       26,668,753
                                                 =============    =============    =============

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

                                             Year ended December 31,
                                 -----------------------------------------------
                                      2001             2002             2003
                                 -------------    -------------    -------------

Numerator
 Net loss                        $     (1,225)    $     (2,401)    $ (2,462,903)
                                 =============    =============    =============

Denominator
  Weighted average common
    shares outstanding                500,000          500,000       26,668,753
                                 =============    =============    =============

Incremental common shares
(not included in denominator
of diluted earnings per share
calculation due to their anti-
dilutive nature) attributable
to exercise/conversion of:
   Outstanding options                     --               --          465,797
   Preferred stock                         --               --               --
                                 -------------    -------------    -------------
                                           --               --          465,797
                                 =============    =============    =============

3.       PROPERTY AND EQUIPMENT:
         -----------------------

                                                                December 31,
                                       Useful life                  2003
                                       -----------               ----------
Computer equipment                       3 years                 $  60,976
Computer software                        3 years                     1,919
Office equipment                         3 years                     2,191
Furniture and fixtures                   5 years                    24,250
Leasehold improvements                  Lease term                  15,046
                                                                 ----------
                                                                   104,382
Less: accumulated depreciation                                     (13,865)
                                                                 ----------
                                                                 $  90,517
                                                                 ==========

Depreciation expense totaled $13,865 for the year ended December 31, 2003.

4.       SHAREHOLDERS' EQUITY:
         ---------------------

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

In April 2003 and May 2003, the Company agreed to issue 145,000 shares and 50,000 shares, respectively, of its common stock at $0.20 per share (representing fair value at that time as determined by the board of directors) to its former Chief Financial Officer, Mr. Cacciamatta, as full consideration for $29,000 in accrued compensation and as repayment for a $10,000 loan. In August 2003, Mr. Cacciamatta, in accordance with the terms of his agreement, rescinded his acceptance of the Company's common stock as full consideration for his accrued compensation and repayment for his loan. Because the shares of the Company's common stock were never formally issued to him in connection with this transaction, the Company has reversed the original transaction as of the effective rescission date, and has restored the original accrued compensation expense and loan payable to shareholder amounts (see Note 8).

Five executive officers and members of the board of directors of the Company waived the entire amount of their compensation and consulting fees accrued under the terms of their employment and consulting agreements for 2003, aggregating $853,567, resulting in a capital contribution of $853,567.

Effective September 30 and December 31, 2003, Messrs. Brofman and Burchetta waived the entire amount of their royalty fee (see Note 6) accrued under the terms of their Limited License agreement for the three months ended September 30 and December 31, 2003, aggregating $600,000, resulting in a capital contribution of $600,000.

During 2003, the Company issued an aggregate of 1,785,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share.

During the 2003, the Company charged $53,926 of offering costs relating to the private placement of its common stock to Additional paid-in capital.

5.       STOCK OPTIONS:
         --------------

The following table summarizes stock option activity:

                                                                       Weighted
                                                                       average
                                                                       exercise
                                                       Number of       price per
                                                        options          share
                                                      -----------     ----------

         Outstanding at January 1, 2001                       --      $      --

         Granted                                              --             --
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2001                     --             --

         Granted                                              --             --
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2002                     --             --

         Granted                                       4,268,333           0.57
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2003              4,268,333      $    0.57
                                                      ===========     ==========

The following table summarizes information about stock options outstanding as of December 31, 2003:

                              Stock options outstanding          Stock options excercisable
                       ---------------------------------------   --------------------------
                                       Weighted     Weighted                    Weighted
                                       average      average                     average
          Exercise      Number of     remaining     exercise      Number of     exercise
            price         shares         life        price          shares       price
         -----------   -----------   -----------   -----------   -----------   -----------
         $     0.20       435,000          9.27    $     0.20       435,000    $     0.20
         $     0.50     3,000,000          9.45    $     0.50     2,000,000    $     0.50
         $     1.00       833,333          4.38    $     1.00       683,333    $     1.00
                       -----------   -----------   -----------   -----------   -----------
                        4,268,333          8.44    $     0.57     3,118,333    $     0.57
                       ===========   ===========   ===========   ===========   ===========

6.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Limited license agreement
         -------------------------

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The License provides for a royalty fee, payable to the Licensors, of ten percent (10%) of the Company's annual gross revenues attributable to the Licensed Usage commencing July 1, 2003 and continuing until the expiration of the Patent. The minimum annual royalty for any fiscal year is $600,000. Under certain circumstances, if Mr. Burchetta is no longer employed as a director and officer of the Company, or if Mr. Brofman is no longer retained as a consultant to the Company, the minimum annual royalty fee for any fiscal year will be $3,000,000. The Licensors may terminate the License if, among other reasons, the Company had not developed and produced a fully functional and commercially usable system contemplated by the License on or before September 30, 2003 (which has been extended to March 31, 2004), or the Company's annual gross revenues during any calendar year do not exceed $500,000 through December 31, 2004, or the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the `Minimum Annual Gross Revenue Clause"). Certain terms of the License were amended in February 2004 (see Note
9).

Royalty fee expense, which is included in general and administrative expenses, totaled $600,000 for the year ended December 31, 2003. The Licensors waived the entire amount of the royalty fee for the year ended December 31, 2003, resulting in a capital contribution of $600,000.

         Employment agreements
         ---------------------

The Company has entered into employment agreements with five executives. Future aggregate minimum compensation under these agreements as of December 31, 2003 is as follows:

         2004               $  870,000
         2005                  480,000
         2006                  480,000
         2007                  480,000
         2008                   28,500
                            -----------
         Total              $2,338,500
                            ===========

The employment agreements with Messrs. Burchetta, Harris and Silberstein are effective through January 13, 2008, January 13 2008, and December 31, 2004, respectively. These agreements provide each executive with an initial annual compensation of $240,000 and contain provisions for annual increases based on "cost-of-living" changes. The employment agreements with Messrs. Burchetta and Harris contain provisions under which their annual compensation may increase to $600,000 if the Company achieves certain operating milestones and also provide for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in their agreements. Compensation expense under the agreements with Messrs. Burchetta, Harris and Silberstein totaled $586,167 for the year ended December 31, 2003. Messrs. Burchetta, Harris and Silberstein are three of the executives mentioned in Note 4 above, who waived the entire amount of their compensation during 2003. The employment agreements with Messrs. Burchetta, Harris and Silberstein were amended in February 2004 (see Note 9).

In addition to the agreements above, the Company also had an employment agreement with Mr. Cacciamatta which expired on December 31, 2003. The employment agreement provided for annual compensation of $100,000. Mr. Cacciamatta resigned from the board of directors and as Chief Financial Officer effective October 1, 2003. Compensation expense under the agreement with Mr. Cacciamatta totaled $95,667 for the year ended December 31, 2003, including $25,000 for accrued severance. The entire amount of Mr. Cacciamatta's compensation for 2003 was unpaid as of December 31, 2003 and is included in accrued compensation expenses. The Company and Mr. Cacciamatta have not agreed to the terms of payment of Mr. Cacciamatta's unpaid compensation.

         Consulting agreements
         ---------------------

The Company has entered into seven consulting agreements for business advisory and marketing services. Future aggregate minimum compensation under these agreements as of December 31, 2003 is as follows:

         2004                $244,823
         2005                 240,000
         2006                 240,000
         2007                 240,000
         2008                  18,000
                             ---------
         Total               $982,823
                             =========

In February 2004, the consulting agreement with Mr. Brofman was terminated (see Notes 8 and 9).

         Office lease
         ------------

The Company leases office facilities under a non-cancelable operating lease through July 2004. Rent expense and utilities for the year ended December 31, 2003 was $39,603. Future aggregate minimum lease payments as of December 31, 2003 are $39,158 for 2004. In March 2004, the lease agreement was amended to extend the termination date from July 31, 2004 to July 31, 2005. As a result of the amendment, the minimum lease payments will be $67,128 in 2004 and $39,158 in 2005.

7.       INCOME TAXES:
         -------------

For U.S. federal income tax purposes, expenses of the Company have been capitalized as start-up costs and are subject to amortization once business begins.

The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                               Year ended December 31,
                                                        -------------------------------------
                                                            2001          2002        2003
                                                        -----------  -----------  -----------
         Statutory federal income tax rate (benefit)       (35.00)%    (35.00)%     (35.00)%
         Nondeductible expenses:
          Waived compensation and consulting fee            --          --           12.14
          Waived royalty fee                                --          --            8.53
         Deferred start-up costs not recognized
          due to valuation allowance                        35.00       35.00        14.33
                                                        -----------  -----------  -----------
         Effective tax rate                                  0.00%       0.00%        0.00%
                                                        ===========  ===========  ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company's deferred tax assets are as follows:
                                                    December 31,
                                             -------------------------
                                                 2002           2003
                                             ----------     ----------
         Deferred tax asset:
         Deferred start-up costs
             Federal                         $   2,010      $ 352,662
             State                                   0         87,913
         Less: valuation allowance              (2,010)      (440,575)
                                             ----------     ----------
         Net deferred tax asset              $      --      $      --
                                             ==========     ==========

         Increase in valuation allowance     $     840      $ 438,565
                                             ==========     ==========

Due to the uncertainty surrounding the realization of the benefit of deferred start-up costs, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2002 and 2003.

8.       TRANSACTIONS WITH RELATED PARTIES:
         ----------------------------------

As described in Note 6 above, on February 20, 2003, the Company entered into a Limited License Agreement with Messrs. Brofman and Burchetta, directors of the Company, which provides for a royalty fee payable to the Licensors, subject to minimum annual amounts, and which contains certain termination rights of the Licensors. Certain terms of the License were amended in February 2004 (see Note
9).

Effective January 13, 2003, the Company entered into a consulting agreement with Mr. Brofman as non-executive Co-Chairman of the Board. The agreement, which is effective through January 2008, provides for an initial annual consulting fee of $240,000, provides for annual increases based on "cost-of-living" changes in the Consumer Price Index, and contains provisions under which the annual consulting fee may increase to $600,000 if the Company achieves certain operating milestones. The agreement also provides for an additional fee based on the value of a transaction that results in a change of control, as that term is defined in the agreement. The consulting fee expense under this agreement, which is included in general and administrative expenses, totaled $222,000 for year ended December 31, 2003. Mr. Brofman is one of the individuals mentioned in Note 4 above, who waived the entire amount of his consulting fee during 2003. In February 2004, the consulting agreement with Mr. Brofman was terminated (see
Note 9).

In March 2003, the Company's former Chief Financial Officer, Mr. Cacciamatta, provided the Company with a $10,000 loan. As described in Note 4, the Company agreed to issue 50,000 shares of its common stock at $0.20 per share (representing fair value at that time as determined by the board of directors) as repayment for the loan. However, Mr. Cacciamatta later rescinded his acceptance of the Company's common stock as repayment for the loan and the Company reversed the original transaction and restored the original loan payable to shareholder amount. There is no formal loan agreement and the Company and Mr. Cacciamatta have not agreed upon any terms for payment of interest or repayment of the loan.

Mr. Harris's wife has provided bookkeeping services to the Company since July 2003. During 2003, Mrs. Harris's fees totaled $8,275 and are included in general and administrative expenses. Her fees for 2003 were paid in January 2004 and are included in accounts payable as of December 31, 2003.

9.       SUBSEQUENT EVENTS:
         ------------------

         Limited license agreement
         -------------------------

In February 2004, the License was amended (the "Amendment") to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company will pay a royalty fee to the Licensors as follows: (1) in 2004, the Company will pay no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company's annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the "Fee"); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors' continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company. In addition, pursuant to the Amendment, if the Company fails to meet the Minimum Annual Gross Revenue Clause, the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

         Employment agreements
         ---------------------

Messrs. Burchetta, Harris and Silberstein each amended their employment agreements on February 25, 2004, with each agreeing to modify their respective level of compensation, subject to the Company meeting certain financial and performance milestones. The employment agreements, as amended, provide that the base salary for each of Messrs. Burchetta, Harris and Silberstein will be as follows: (1) if at the date of any salary payment, the aggregate amount of the Company's net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover the Company's projected cash flow requirements (as established by the Company's Board of Directors in good faith from time to time) for the following succeeding 12 months (the "Project Cash Requirement"), the annual base salary will be $150,000; and (2) if at the date of any salary payment, the Company's net cash on hand provided from operating activities is sufficient to cover the Company's Projected Cash Requirement, the annual base salary will be $240,000, and increased to $450,000 upon the later to occur of (a) January 1, 2004 and (b) the date upon which the Company completes the sale or license of its system with respect to 400,000 consumer credit accounts. Since the annual base salaries of Messrs. Burchetta, Harris and Silberstein are subject to the Company meeting these specified financial and performance milestones, any salary payments to Messrs. Burchetta, Harris and Silberstein will be allocated equally among each of them at the time payment is made.

         Consulting agreement
         --------------------

On February 20, 2003, Charles S. Brofman entered into a consulting agreement with the Company under which he would serve as the Company's non-executive Co-Chairman of the Board. The Company and Mr. Brofman mutually agreed to terminate the consulting agreement on February 25, 2004. Although the consulting agreement has been terminated, Mr. Brofman will continue to serve as the Co-Chairman of the Board.

10.      RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:
         -------------------------------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS -- AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106 ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans. Currently, the Company does not have a pension plan or postretirement benefit plan and adoption of SFAS 132 had no effect on the Company's financial position or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Currently, the Company does not have any financial instruments with characteristics of both liabilities and equity and adoption of SFAS 150 had no effect on the Company's financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Currently, the Company does not have any DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and adoption of SFAS 149 had no effect on the Company's financial position or results of operations.

ITEM 8. Changes in and disagreements with accountants on accounting and financial disclosure

On January 7, 2004, the Company replaced Baron Accountancy Corporation as its independent accountant. Baron Accountancy Corporation had been previously engaged as the principal accountant to audit the Company's financial statements. The reason for the replacement of Baron Accountancy Corporation was that during 2003, the Company moved the location of its principal offices from Irvine, CA to White Plains, NY. The Company believes that it is in its best interests to engage an independent accounting firm located closer to its new principal offices. Therefore, the Company retained Becher, Della Torre, Gitto & Company as its new independent accountant effective January 7, 2004. Becher, Della Torre, Gitto & Company is located at 76 North Walnut Street, Ridgewood, NJ 07450.

Baron Accountancy Corporation's reports on the Company's financial statements for the past two years did not contain adverse opinions or disclaimers of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles, except that their reports for each of the last two fiscal years included an explanatory paragraph stating that the Company's need for an infusion of additional capital raised substantial doubt about its ability to continue as a going concern.

The decision to change accountants was approved by the Company's Board of Directors.

During the Company's two most recent fiscal years, and the subsequent interim periods, prior to January 7, 2004, there were no disagreements with Baron Accountancy Corporation on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baron Accountancy Corporation, as the case may be, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A.  Controls and procedures

Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Our management, with participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2003.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. Directors, executive officers, promoters and control persons; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers of the Company with certain information regarding them:

                                                                                         Shares of                 Percent of
                                                                                        common stock              common stock
                                                                                        beneficially              beneficially
           Name             Age              Position                                      owned                     owned
------------------------------------------------------------------------------------------------------------------------------
James D. Burchetta          54  Chief Executive Officer, Director                          10,000,000                 34.46%
------------------------------------------------------------------------------------------------------------------------------
Charles S. Brofman          47  Director                                                   10,000,000                 34.46%
------------------------------------------------------------------------------------------------------------------------------
Michael S. Harris           54  Executive Vice President, General
                                Counsel, Secretary, Director                                2,500,000                  8.61%
------------------------------------------------------------------------------------------------------------------------------
Alan M. Silberstein         56  President, Chief Operating
                                Officer, Director                                              25,000                  0.09%
------------------------------------------------------------------------------------------------------------------------------
Lawrence E. Dwyer, Jr.      60  Director                                                    1,000,000                  3.45%
------------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.      63  Director                                                      100,000                  0.34%
------------------------------------------------------------------------------------------------------------------------------
John M. Porta               44  Executive Vice President, Chief
                                Financial Officer                                                  --                  0.00%
------------------------------------------------------------------------------------------------------------------------------
All directors and director nominee as a group (6 persons)                                  23,625,000                 81.41%
------------------------------------------------------------------------------------------------------------------------------

Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.

JAMES D. BURCHETTA was appointed Co-Chairman of the Board and Chief Executive Officer of Debt Resolve as of January 13, 2003. Mr. Burchetta was the co-founder of Cybersettle, Inc., the first company to settle insurance claims over the Internet, and served as its Chairman of the Board and Co-Chief Executive Officer from 1997 to August 2000 and as its Vice Chairman from August 2000 to February 2002. Prior to founding Cybersettle, Mr. Burchetta was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP where he practiced insurance and corporate finance law. Mr. Burchetta received a J.D. degree from Fordham University Law School in 1973 and is a member of the New York State Bar. Mr. Burchetta has extensive experience and is a frequent speaker at venture capital conferences in the area of e-commerce.

CHARLES S. BROFMAN was appointed non-executive Co-Chairman of the Board of Debt Resolve as of January 13, 2003. Mr. Brofman was the co-founder of Cybersettle, and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a J.D. degree from Fordham University Law School in 1981 and is a member of the New York State Bar.

MICHAEL S. HARRIS was appointed Executive Vice President, General Counsel and Secretary of Debt Resolve as of January 13, 2003. Mr. Harris was, until May 2002, the Senior Vice President, General Counsel and Corporate Secretary of The Thomson Corporation, an $8.0 billion publicly-held international information company, where he held executive-level positions since 1989. At Thomson, Mr. Harris was responsible for negotiating and completing hundreds of tactical and strategic acquisitions in the information and publishing industries, including West Publishing, Harcourt General and Primark. Mr. Harris began his legal career at Skadden, Arps, Slate, Meagher & Flom in New York. Mr. Harris received a B.A. degree from New York University with honors and a J.D. degree from St. John's University School of Law in 1974, and is a member of the New York and Connecticut Bars.

ALAN M. SILBERSTEIN was elected President and Chief Operating Officer and a member of Debt Resolve's Board of Directors in June 2003. Mr. Silberstein has worked in the financial services sector for over 30 years, most recently as President and CEO of Western Union. He headed consumer banking at Midlantic Bank (now PNC) and Chemical Bank (now JPMorgan Chase) with executive experience in consumer credit, technology and operations. Mr. Silberstein received a B.S. degree in Engineering from Columbia University and an M.B.A. from Harvard University in 1972.

LAWRENCE E. DWYER, JR. was elected a director in February 2003. Mr. Dwyer is the former President of The Westchester County Association Inc., having served from 1994 to 2003, and is active in local, state and national politics. The Westchester County Association is a member of the Business Council of New York State and its membership includes many Fortune 500 companies. Mr. Dwyer also presently serves on two regional task forces for New York Governor George Pataki. Mr. Dwyer has been the Chairman of the Westchester, Nassau & Suffolk Municipal Officials Association, New York State Ethics Advisory Board and presently serves on the Board of Directors of the Lubin School of Business at Pace University, The Westchester Land Trust, Westchester Business Accelerator, Transportation Management Organization, The Lyndhurst Council, The Westchester Housing Fund and Westchester Community College Foundation. Mr. Dwyer received a Master's degree in education and a Master's of Arts degree in Administration from Teachers College, Columbia University.

WILLIAM M. MOONEY, JR. was elected a director in April 2003. Mr. Mooney currently serves as a Senior Vice President at Independence Community Bank, where he is responsible for all of the bank's business activities in Westchester and Connecticut. Mr. Mooney has been involved in the banking sector in an executive capacity for over 30 years. Prior to joining Independence, he served for four years as an Executive Vice President and member of the Management Committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity, as well as business development and government relations. Mr. Mooney also spent 23 years at Chemical Bank, and, following its merger with Chase Manhattan Bank, at Chase Manhattan, where he was a Senior Vice President with responsibilities including oversight of all retail business (including the bank's branches in Rockland, Westchester and New York City), as well as mid and small business lending activities. Mr. Mooney has been very active in the community and was the President of the Westchester Partnership for Economic Development. He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College. He has served on the Board of Trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters, the Hispanic Chamber of Commerce and is a former Trustee of the Council for the Arts. Mr. Mooney received a B.A. degree in Business Administration from Manhattan College. He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia.

JOHN M. PORTA was appointed Executive Vice President and Chief Financial Officer in September 2003 on a part-time basis and also serves as part-time Chief Financial Officer of First Index Group. From 1999 to 2002, Mr. Porta was Divisional Chief Financial Officer of the technology-based Outsourcing Division of NCO Group, Inc. and was Chief Financial Officer of JDR Holdings, Inc. from 1993 until 1999 when NCO acquired JDR. Mr. Porta began his career at Price Waterhouse. Mr. Porta received a B.S. degree in Business and Economics from Lehigh University.

ITEM 10.  Executive Compensation

                                                     Summary compensation table
                                                                                  Restricted   Securities   Long-term
                                                                  Other annual      stock      underlying   incentive     All other
     Name and                         Salary           Bonus      compensation      awards    options/SARs    plan      compensation
 principal position        Year         ($)              ($)           ($)             ($)          (#)     payouts ($)      ($)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
James D. Burchetta
  - Chief Executive
    Officer
                           2001       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $222,000(a)    $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Charles S. Brofman
  - Director
                           2001       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $ 222,000(a)    $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Michael S. Harris
  - Executive Vice
    President, General
    Counsel, Secretary
                           2001       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $229,500(a)    $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Alan M. Silberstein
  - President, Chief
    Operating Officer
                           2001       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $134,667(a)    $    --       $      --       $    --    3,000,000     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Lawrence E. Dwyer, Jr.
  - Director
                           2001       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $  45,400(a)    $    --      183,333     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.
  - Director
                           2001       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $      --       $    --      435,000     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
John M. Porta
  - Executive Vice
    President, Chief
    Financial Officer
                           2001       $     --       $    --       $      --       $      --           --    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $      --           --    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --(b)    $    --       $      --       $      --      200,000    $    --      $      --
------------------------------------------------------------------------------------------------------------------------------------
Danilo Cacciamatta
  - former Chief
    Financial Officer,
    former Director
                           2001       $     --       $    --       $      --       $      --           --    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2002       $     --       $    --       $      --       $      --           --    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $ 95,667(c)    $    --       $      --       $      --           --    $    --      $      --
------------------------------------------------------------------------------------------------------------------------------------

                                                                 27

(a) Messrs. Burchetta, Harris and Silberstein have employment agreements with Company, waived their compensation during the year ended December 31, 2003 and were not paid. Messrs. Brofman and Dwyer have consulting agreements with the Company, waived their fees during the year ended December 31, 2003 and were not paid. The agreements with Messrs. Burchetta, Harris, Silberstein and Brofman are described in Item 7 above in Notes 6, 8 and 9 to the financial statements. The consulting agreement with Mr. Dwyer provided for a consulting fee of $4,000 per month, which Mr. Dwyer waived for 2003. This agreement expired in January 2004 and was not renewed. (b) Mr. Porta has an employment agreement with the Company through December 31, 2004. The agreement provides that Mr. Porta will work on a part-time basis without compensation until the Company requires his services on a full-time basis. At that time, the parties will discuss in good faith a cash compensation amount. (c) Mr. Cacciamatta resigned from the board of directors and as Chief Financial Officer effective October 1, 2003. Compensation expense under the agreement with Mr. Cacciamatta totaled $95,667 for the year ended December 31, 2003, including $25,000 for accrued severance. The entire amount of Mr. Cacciamatta's compensation for 2003 was unpaid as of December 31, 2003 and is included in accrued compensation expenses in the financial statements. The Company and Mr. Cacciamatta have not agreed to the terms of payment of Mr. Cacciamatta's unpaid compensation.

The following table sets forth certain information regarding stock options granted during 2003 to the named directors and executive officers during the year ended December 31, 2003.

                                         Option/SAR grants in the last fiscal year

                                                     Individual grants
                                                                    % of toal
                                                                    options/SARS
                                      Number of securities          granted to               Exercise
                                      underlying opions/SARs        employees                 or base         Expiration
    Name                                   granted (#)              in fiscal year          price ($/sh)        date
--------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.                        435,000                    10.19%                $ 0.20           4/7/2013
--------------------------------------------------------------------------------------------------------------------------

Alan M. Silberstein                         3,000,000                    70.29%                $ 0.50           6/9/2013
--------------------------------------------------------------------------------------------------------------------------

Lawrence E. Dwyer, Jr.                        183,333                     4.30%                $ 1.00           7/1/2006
--------------------------------------------------------------------------------------------------------------------------

John M. Porta                                 200,000                     4.69%                $ 1.00          9/25/2013
--------------------------------------------------------------------------------------------------------------------------

The following table sets forth certain information regarding stock options exercised during 2003 by the named directors and executive officers and the number and value of options held by those executives at December 31, 2003. The values of unexercised in-the-money stock options shown below are presented pursuant to SEC rules. There is no assurance that the values of unexercised in-the-money options shown below will be realized.

                     Aggregated option/SAR exercises in last fisacal year and fiscal year end option/SAR values

                                                                      Number of securities
                                                                     underlying unexercised             Value of unexcercised
                                                                     options/SARs at fiscal            in-the-money options/SARs
                                                                      fiscal year end (#)              at fiscal year end ($) (a)
------------------------------------------------------------------------------------------------------------------------------------
                           Shares acquired      Value
      Name                  on exercise (#)   realized ($)        Exercisable    Unexercisable      Exercisable       Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.            -            $       -             435,000                 -      $   348,000          $       -
------------------------------------------------------------------------------------------------------------------------------------

Alan M. Silberstein               -            $       -           2,000,000         1,000,000      $ 1,000,000          $ 500,000
------------------------------------------------------------------------------------------------------------------------------------

Lawrence E. Dwyer, Jr.            -            $       -             183,333                 -      $         -          $       -
------------------------------------------------------------------------------------------------------------------------------------

John M. Porta                     -            $       -              50,000           150,000      $         -          $       -
------------------------------------------------------------------------------------------------------------------------------------

(a) Based on most recent sale price of common stock in private placement sales of $1.00 per share

Long-term incentive plans
-------------------------

The Company currently has no long-term incentive plans.

ITEM 11. Security ownership of certain beneficial owners and management

Item 9 above lists the ownership of the Company's common stock by all directors. There are no other owners of more than 5% of the Company's common stock.

ITEM 12.  Certain relationships and related transactions

Under the caption LIMITED LICENSE AGREEMENT in Item 1 above, is a description of the limited license agreement between the Company and Messrs. Burchetta and Brofman. Transactions with related parties are also described in Item 7 above in
Note 8 to the financial statements.

ITEM 13.  Exhibits and reports on Form 8-K

(a)  Exhibits
     --------

3.1      Certificate of Incorporation of the Company (1) 3.2 Bylaws of the
         Company (1)
4.1      Specimen of Common Stock Certificate (1)
10.3 Amendment to Limited License Agreement, dated February 25, 2004, between the Company and James D. Burchetta and Charles S. Brofman

10.4 Amendments to Employment Agreements, dated February 25, 2004, between the Company and James D. Burchetta, Michael S. Harris and Alan M. Silberstein
31.1     Certification required by Rule 13(a)-14(a).
32.1     Certification required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.
99.1     Certifications pursuant to Sec. 906

(1) Previously included as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on February 15, 2000.

(b) Reports on Form 8-K
    -------------------

Form 8-K filed with the SEC on January 12, 2004 to report a change in registrant's certifying accountant.

ITEM 14. Principal accountant fees and services

Baron Accountancy Corporation served as the Company's independent auditors for the year ended December 31, 2002. As described in Item 8 above, Changes in and disagreements with accountants on accounting and financial disclosure, effective January 7, 2004, the Company has engaged Becher, Della Torre, Gitto & Company as its new independent auditors for the year ended December 31, 2003.

Audit fees
----------

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB. The aggregate amount of the audit fees billed by Baron Accountancy Corporation was $250 in 2002 and $750 in 2003. The aggregate amount of the audit fees billed by Becher, Della Torre, Gitto & Company was $25,000 in 2003.

Audit related fees
------------------

No audit related fees were billed by the Company's independent auditors in 2002 and 2003.

Tax fees
--------

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. No tax fees were billed by Baron Accountancy Corporation in 2002. The aggregate amount of the tax fees billed by Becher, Della Torre, Gitto & Company was $4,800 in 2003.

All other fees
--------------

No other fees were billed by the Company's independent auditors in 2002 and 2003.

Audit committee
---------------

The members of the Company's audit committee are Messrs. Brofman, Dwyer and Mooney. The Company's board of directors and audit committee approved the decision to change the Company's independent auditors for the year ending December 31, 2003 and approved the services rendered and fees charged by the Company's new independent auditors. The audit committee has reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2003 with management. In addition, the audit committee has discussed with Becher, Della Torre, Gitto & Company, the Company's independent auditors, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). The audit committee also has received the written disclosures and the letter from Becher, Della Torre, Gitto & Company as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of Becher, Della Torre, Gitto & Company with that firm.

Based on the audit committee's review of the matters noted above and its discussions with the Company's independent auditors and the Company's management, the audit committee recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Debt Resolve, Inc.

Dated: March 25, 2004                       By: /s/ John M. Porta
                                                -------------------------
                                                John M. Porta,
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----

/s/ James D. Burchetta      Chief Executive Officer,             March 25, 2004
-----------------------       Co-Chairman
    James D. Burchetta

/s/ John M. Porta           Chief Financial Officer              March 25, 2004
-----------------------
    John M. Porta

/s/ Charles S. Brofman      Director, Co-Chairman                March 25, 2004
----------------------
    Charles S. Brofman

/s/ Michael S. Harris       Director, General Counsel            March 25, 2004
----------------------        and Secretary
    Michael S. Harris

/s/ Alan M. Silberstein     Director, President and              March 25, 2004
-----------------------       Chief Operating Officer
    Alan M. Silberstein

/s/ Lawrence E. Dwyer, Jr.  Director                             March 25, 2004
--------------------------
    Lawrence E. Dwyer, Jr.

/s/ William M. Mooney, Jr.  Director                             March 25, 2004
--------------------------
    William M. Mooney, Jr.