Form 10QSB
period 2004-03-31
DEBT RESOLVE INC
filed 2004-05-17
CIK 1106645

         U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2004, the Company had 29,029,000 shares of its $.001 par value common stock issued and outstanding.


                                 DEBT RESOLVE, INC.

                                        INDEX

                                                                                Page
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheet at March 31, 2004                      3

                  Condensed Statements of Operations for the Three Months Ended
                           March 31, 2004 and 2003 and Cumulative from inception
                           (April 21, 1997) to March 31, 2004                    4

                  Condensed Statements of Cash Flows for the Three Months Ended
                           March 31, 2004 and 2003 and Cumulative from inception
                           (April 21, 1997) to March 31, 2004                    5

                  Notes to Condensed Financial Statements                        6

         Item 2.  Management's Discussion and Analysis or Plan of Operation     11

         Item 3.  Controls and Procedures                                       12

PART II. Other Information

         Item 1.  Legal Proceedings                                             13

         Item 2.  Changes in Securities and Use of Proceeds                     13

         Item 3.  Defaults Upon Senior Securities                               13

         Item 4.  Submission of Matters to a Vote of Security Holders           13

         Item 5.  Other Information                                             13

         Item 6.  Exhibits and Reports on Form 8-K                              13

         Signatures                                                             13

         Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                                         March 31,
                                                           2004
                                                        (Unaudited)
                                                       ------------
                             ASSETS

Current assets:
  Cash                                                 $   610,512
  Deferred offering expenses                                40,350
  Prepaid expenses and other current assets                 24,887
                                                       ------------
         Total current assets                              675,749

Fixed assets, net                                           88,619
                                                       ------------
Total assets                                           $   764,368
                                                       ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    50,948
   Accrued compensation expenses                             95,667
   Accrued expenses                                         110,142
   Income taxes payable                                       1,992
   Loan payable to shareholder                               10,000
                                                        ------------
      Total liabilities                                     268,749
                                                        ------------

Commitments and contingencies                                    --

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding               --
   Common stock, 20,000,000 and 50,000,000 shares
      authorized, respectively, $0.001 par value,
      29,020,000 and 29,029,000 shares
      issued and outstanding, respectively                   29,029
   Additional paid in capital                             3,435,954
   Deficit accumulated during the development stage      (2,969,364)
                                                        ------------
      Total shareholders' equity                            495,619
                                                        ------------
Total liabilities and shareholders' equity              $   764,368
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


                                              DEBT RESOLVE, INC.
                                         (A Development Stage Company)
                                      Condensed Statements of Operations
                                                  (Unaudited)

                                                                                   Cumulative
                                                                                 from inception
                                                       Three months             (April 21, 1997)
                                                      ended March 31,             to March 31,
                                             -------------------------------     -------------
                                                  2003              2004              2004
                                             -------------     -------------     -------------
Costs and expenses:
  Payroll and related expenses                                 $    197,504      $    977,228
  General and administrative expenses        $    223,488           248,140         1,518,523
  Research and development expenses               129,351            46,022           453,301
  Depreciation expense                                 --            10,589            24,454
                                             -------------     -------------     -------------

Total expenses                                    352,839           502,255         2,973,506
  Interest income                                      --             2,536             6,514
                                             -------------     -------------     -------------
Loss before taxes                                (352,839)         (499,719)       (2,966,992)
Income taxes                                           --             1,000             2,372
                                             -------------     -------------     -------------
Net loss                                     $   (352,839)     $   (500,719)      $(2,969,364)
                                             =============     =============     =============
Basic and diluted net loss per common
  share                                      $      (0.02)     $      (0.02)
                                             =============     =============
Basic and diluted weighted average
  number of common shares outstanding          23,120,000        29,020,890
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

                                              DEBT RESOLVE, INC.
                                         (A Development Stage Company)
                                      Condensed Statements of Cash Flows
                                                  (Unaudited)

                                                                                          Cumulative
                                                                                        from inception
                                                                  Three months         (April 21, 1997)
                                                                 ended March 31,          to March 31,
                                                        -----------------------------   ----------------
                                                            2003             2004             2004
                                                        ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                $  (352,839)     $  (500,719)     $(2,969,364)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation                                                   --           10,589           24,454
  Common stock issued in lieu of compensation                    --               --           27,000
  Deferred offering expenses                                     --          (40,350)         (40,350)
  Decrease (increase) in prepaid expenses                        --            7,175          (24,887)
  Increase (decrease) in accounts payable                    65,774          (44,695)          50,948
  Increase in accrued expenses                              213,065           24,873          205,809
  Increase in income taxes payable                               --              620            1,992
                                                        ------------     ------------     ------------
    Net cash used in operating activities                   (74,000)        (542,507)      (2,724,398)
                                                        ------------     ------------     ------------
Cash flows from investing activities:
  Purchases of fixed assets                                      --           (8,691)        (113,073)
                                                        ------------     ------------     ------------
    Net cash used in investing activities                        --           (8,691)        (113,073)
                                                        ------------     ------------     ------------
Cash flows from financing activities
  Issuance of common stock                                   26,100            9,000        1,766,674
  Capital contributions                                          --          112,500        1,571,309
  Shareholders' loans                                        58,500               --          110,000
                                                        ------------     ------------     ------------
    Net cash provided by financing activities                84,600          121,500        3,447,983
                                                        ------------     ------------     ------------
Net increase (decrease) in cash                              10,600         (429,698)         610,512

Cash at beginning of period                                      --        1,040,210               --
                                                        ------------     ------------     ------------
Cash at end of period                                   $    10,600      $   610,512      $   610,512
                                                        ============     ============     ============

There were no cash payments for interest.

Cash payments for income taxes                          $        --      $       380      $       380
                                                        ============     ============     ============
Non cash investing and financing activities
  Conversion of shareholder's loan to common stock      $        --      $   100,000      $   100,000
                                                        ============     ============     ============

                             The accompanying notes are an integral part of these
                                        condensed financial statements.

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  March 31, 2004

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

         Development stage activities
         ----------------------------

Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. The Company does not expect to generate any significant revenues during this initial test period.

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

         Interim periods
         ---------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

         Development stage enterprise
         ----------------------------

In accordance with Statement of Financial Accounting Standards No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not commenced or produced any significant revenues.

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

         Research and development expenses
         ---------------------------------

Research and development expenses consist primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's online software product. The Company follows the guidelines of AICPA Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Since the Company intended and has begun to market its online product, these costs have been charged to expense as incurred and classified as research and development expenses. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's product have been charged to expense as incurred, but are not classified as research and development expenses.

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

         Stock-based compensation
         ------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION- TRANSITION AND DISCLOSURE- AN AMENDMENT OF FASB STATEMENT NO. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%,risk-free interest rates for individual options ranging from 1.66% to 4.12% based on the closing U.S. Treasury Yield Curve Rate on the date of the grant for U.S. Treasury securities with a time to maturity equal to or approximately equal to the expected life of each option, and an expected life of each option, ranging from three to ten years, equal to the time from the date of the grant to its expiration date. Since there is no public market for the Company's stock, its expected volatility cannot be estimated and is not considered in estimating the fair value of each option. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. During the three months ended March 31, 2004, and 2003 the Company did not grant any options. As of March 31, 2004, there were options to purchase 4,268,333 shares outstanding, of which 3,168,333 had vested. As of March 31, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.57 and 8.96 years, respectively. The following table illustrates the pro forma effects on net loss and net loss per common share for the three months ended March 31, 2004 and 2003 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                                     Three months
                                                                    ended March 31,
                                                              -------------------------
                                                                 2003           2004
                                                              ----------     ----------
Net loss - as reported                                        $(352,839)     $(500,719)
Pro forma compensation cost, net of taxes                            --         49,076
                                                              ----------     ----------
Net loss - pro forma                                          $(352,839)     $(549,785)
                                                              ==========     ==========
Basic and diluted net loss per common share - as reported     $   (0.02)     $   (0.02)
                                                              ==========     ==========
Basic and diluted net loss per common share - pro forma       $   (0.02)     $   (0.03)
                                                              ==========     ==========


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

                                             Three months
                                            ended March 31,
                                   -------------------------------
                                        2003              2004
                                   -------------     -------------
Numerator
  Net loss                         $   (352,839)     $   (500,719)
                                   =============     =============

Denominator
  Weighted average common
    shares outstanding               23,120,000        29,020,890
                                   =============     =============

Incremental common shares
(not included in denominator
of diluted earnings per
share calculation due to
their anti- dilutive nature)
attributable to exercise/
conversion of:
  Outstanding options                        --         1,848,000
  Preferred stock                            --                --
                                   -------------     -------------
                                             --         1,848,000
                                   =============     =============

3.       PROPERTY AND EQUIPMENT:
         -----------------------

                                                                  March 31,
                                       Useful life                  2004
                                       -----------               ----------
Computer equipment                       3 years                 $  69,666
Computer software                        3 years                     1,919
Office equipment                         3 years                     2,191
Furniture and fixtures                   5 years                    24,250
Leasehold improvements                  Lease term                  15,046
                                                                 ----------
                                                                   113,072
Less: accumulated depreciation                                     (24,453)
                                                                 ----------
                                                                 $  88,619
                                                                 ==========

Depreciation expense totaled $10,589 and $-0- for the three months ended March 31, 2004 and 2003, respectively.

4.       SHAREHOLDERS' (DEFICIT) EQUITY:
         -------------------------------

                                                                                                           Deficit
                                      Preferred Stock               Common stock                         accumulated
                                --------------------------  ---------------------------    Additional    during the
                                 Number of                   Number of                       paid in     development
                                  shares         Amount        shares         Amount         capital        stage           Total
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003             --            --    29,020,000    $    29,020    $ 3,314,463    $(2,468,645)    $  874,838

Common stock issued to pay
  consulting fees                        --            --         9,000              9          8,991             --          9,000

Capital contributed from
  imputed compensation                   --            --            --             --        112,500             --        112,500

Net loss                                 --            --            --             --             --       (500,719)      (500,719)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003             --   $        --    29,029,000    $    29,029    $ 3,435,954    $(2,969,364)   $   495,619
                                ============  ============  ============   ============   ============   ============   ============

In March 2004, the Company issued 9,000 shares of its common stock to two consultants for services provided to the Company in connection with the preparation of a private placement memorandum.



5.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Limited license agreement
         -------------------------

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. In February 2004, the License was amended (the "Amendment") to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company will pay a royalty fee to the Licensors as follows: (1) in 2004, the Company will pay no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company's annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the "Fee"); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors' continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company. In addition, pursuant to the Amendment, if the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the `Minimum Annual Gross Revenue Clause"), the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

In 2003, prior to the Amendment, the License provided for a royalty fee, payable to the Licensors, of ten percent (10%) of the Company's annual gross revenues attributable to the Licensed Usage commencing July 1, 2003 and continuing until the expiration of the Patent. The minimum annual royalty for any fiscal year was $600,000. Under certain circumstances, if Mr. Burchetta was no longer employed as a director and officer of the Company, or if Mr. Brofman was no longer retained as a consultant to the Company, the minimum annual royalty fee for any fiscal year would be $3,000,000. The Licensors had the right to terminate the License if, among other reasons, the Company had not developed and produced a fully functional and commercially usable system contemplated by the License on or before September 30, 2003 (which was extended to March 31, 2004), or the Company's annual gross revenues during any calendar year did not exceed $500,000 through December 31, 2004, or if the Company failed to meet the Minimum Annual Gross Revenue Clause.

Royalty fee expense was $-0- for the three months ended March 31, 2004 and 2003. The Licensors waived the entire amount of the royalty fee for the year ended December 31, 2003, resulting in a capital contribution of $600,000.

         Employment agreements
         ---------------------

The Company has entered into employment agreements with five executives. Future aggregate minimum compensation under these agreements as of March 31, 2004 is as follows:

2004                          $   487,500
2005                              300,000
2006                              300,000
2007                              300,000
2008                               16,849
                              ------------
Total                         $ 1,404,349
                              ============

Messrs. Burchetta, Harris and Silberstein each amended their employment agreements on February 25, 2004, with each agreeing to modify their respective level of compensation, subject to the Company meeting certain financial and performance milestones. The employment agreements, as amended, provide that the base salary for each of Messrs. Burchetta, Harris and Silberstein will be as follows: (1) if at the date of any salary payment, the aggregate amount of the Company's net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover the Company's projected cash flow requirements (as established by the Company's Board of Directors in good faith from time to time) for the following succeeding 12 months (the "Projected Cash Requirement"), the annual base salary will be $150,000; and (2) if at the date of any salary payment, the Company's net cash on hand provided from operating activities is sufficient to cover the Company's Projected Cash Requirement, the annual base salary will be $240,000, and increased to $450,000 upon the later to occur of (a) January 1, 2004 and (b) the date upon which the Company completes the sale or license of its system with respect to 400,000 consumer credit accounts. Since the annual base salaries of Messrs. Burchetta, Harris and Silberstein are subject to the Company meeting these specified financial and performance milestones, any salary payments to Messrs. Burchetta, Harris and Silberstein will be allocated equally among each of them at the time payment is made.

Under the terms of the amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months ended March 31, 2004. The Company recorded compensation expense and a capital contribution totaling $112,500 during the three months ended March 31, 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries.

         Office lease
         ------------

The Company leases office facilities under a non-cancelable operating lease through July 2005. Rent expense and utilities for the three months ended March 31, 2004 and 2003 was $16,782 and $6,518, respectively. Future aggregate minimum lease payments as of March 31, 2003 are $50,345 for 2004 and $39,158 for 2005.

6.       TRANSACTIONS WITH RELATED PARTIES:
         ----------------------------------

As described in Note 5 above, on February 20, 2003, the Company entered into a Limited License Agreement with Messrs. Brofman and Burchetta, directors of the Company, which provides for a royalty fee payable to the Licensors, subject to minimum annual amounts, and which contains certain termination rights of the Licensors.

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

Mr. Harris's wife has provided bookkeeping services to the Company since July 2003. During the three months ended March 31, 2004, Mrs. Harris's fees totaled $3,537 and are included in general and administrative expenses.

7.       RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:
         -------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Since February 24, 2003, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, we substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing our product to banks and other creditors. In February 2004, we implemented our online system, on a test basis, with a collection agency. We do not expect to generate any significant revenues during this initial test period.

Initially, we intend to market our service to credit card issuers, their collection agencies, and the buyers of their defaulted debt in the United States. Eventually, we intend to market our service to other segments served by the collections industry worldwide. We are currently in negotiations with a number of potential clients to test the Debt Resolve System with their portfolios. As of the date of this report, one potential client has implemented our online system, on a test basis, with a limited sample of accounts.

We have financed our activities to date through our management's contributions of cash and forgiveness of compensation, the forgiveness of royalty and consulting fees, advances from two shareholders, and the proceeds from sales of our common stock in a private placement.

As of March 31, 2004 and May 1, 2004, our working capital totaled $407,000 and $287,997, respectively. We believe that our working capital as of the date of this Report is not sufficient to fund our plan of operations over the next 12 months. We intend to continue seeking to raise additional capital over the next 12 months through private equity investments. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan.

We are classified as a development stage company because, to date, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising the capital necessary to execute our business plan, and our planned principal operations have not commenced or produced any significant revenues. There can be no assurance that we will be successful in implementing our business plan.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $197,504 for the three months ended March 31, 2004 and $-0- for the three months ended March 31, 2003. For the three months ended March 31, 2004, these expenses include $112,500 of imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months ended March 31, 2004 and the Company recorded their imputed compensation as a capital contribution. Commencing February 2004, these expenses also include payroll and related expenses incurred in connection with employees involved in the operation, maintenance, modification, and customization of the Company's online product. During January 2004 and for the three months ended March 31, 2003, payroll and related expenses incurred in connection with employees involved in the development of the Company's online product were classified as research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $248,140 for the three months ended March 31, 2004 and $223,488 for the three months ended March 31, 2003. For the three months ended March 31, 2004, these expenses consist of $92,390 for legal and accounting fees, $67,405 for consulting fees incurred in connection with business advisory services, marketing services and computer programming services, and $88,345 for other general expenses, primarily consisting of marketing and promotion costs, occupancy costs and travel related expenses. For the three months ended March 31, 2003, these expenses consist of $48,359 for legal fees, $81,900 for consulting fees incurred in connection with business advisory services, and $93,229 for other general expenses, primarily consisting of marketing and promotion costs, travel related expenses and occupancy costs.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $46,022 for the three months ended March 31, 2004 and $129,351 for the three months ended March 31, 2003. These expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's online product. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses.

         Critical Accounting Policies
         ----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates. We believe that the most critical accounting policy concerns the doubt about the Company's ability to continue as a going concern. This and our other critical accounting policies are described in note 1 and 2 to the financial statements contained in this report, in Item 2 above, Management's Discussion and Analysis or Plan of Operation, and in notes 1 and 2 to our financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2004, we issued 9,000 shares of our common stock to two consultants for services provided to the Company in connection with the preparation of a private placement memorandum. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification of Chief Executive Officer required by Rule 13(a)-14(a).
         31.2 Certification of Chief Financial Officer required by Rule 13(a)-14(a).
         32.1     Certifications required by Rule 13(a)-14(b) and 18 U.S.C.
                  Section 1350.

(b)      Reports on Form 8-K

Form 8-K filed with the SEC on January 12, 2004 to report a change in registrant's certifying accountant.



                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEBT RESOLVE, INC.

                                          By: /s/ John M. Porta
                                              ------------------------
                                              John M. Porta
                                              Chief Financial Officer
Dated: May 5, 2004