Form 10QSB
period 2004-06-30
DEBT RESOLVE INC
filed 2004-08-04
CIK 1106645

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 30, 2004, the Company had 29,104,000 shares, $.001 par value, of common stock issued and outstanding.


                                 DEBT RESOLVE, INC.

                                        INDEX

                                                                                Page
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheet at June 30, 2004                       3

                  Condensed Statements of Operations for the Three and Six
                           Months Ended June 30, 2004 and 2003 and Cumulative
                           From inception (April 21, 1997) to June 30, 2004      4

                  Condensed Statements of Cash Flows for the Six Months Ended
                           June 30, 2004 and 2003 and Cumulative from inception
                           (April 21, 1997) to June 30, 2004                     5

                  Notes to Condensed Financial Statements                        6

         Item 2.  Management's Discussion and Analysis or Plan of Operation     12

         Item 3.  Controls and Procedures                                       12

PART II. Other Information

         Item 1.  Legal Proceedings                                             14

         Item 2.  Changes in Securities and Small Business Issuer Purchases
                             of Equity Securities                               14

         Item 3.  Defaults Upon Senior Securities                               14

         Item 4.  Submission of Matters to a Vote of Security Holders           14

         Item 5.  Other Information                                             14

         Item 6.  Exhibits and Reports on Form 8-K                              14

         Signatures                                                             14

         Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                                          June 30,
                                                            2004
                                                        (Unaudited)
                                                       ------------
                             ASSETS

Current assets:
  Cash                                                 $   385,568
  Deferred offering expenses                                42,465
  Prepaid expenses and other current assets                 33,234
                                                       ------------
         Total current assets                              461,267

Fixed assets, net                                           78,693
                                                       ------------
Total assets                                           $   539,960
                                                       ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    96,612
   Accrued compensation expenses                             95,667
   Accrued expenses                                         119,142
   Income taxes payable                                       1,992
   Loan payable to shareholder                               10,000
                                                        ------------
      Total liabilities                                     323,413
                                                        ------------

Commitments and contingencies                                    --

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding               --
   Common stock, 50,000,000 shares authorized,
      $0.001 par value, 29,104,000 shares issued
      and outstanding                                        29,104
   Additional paid in capital                             3,623,379
   Deficit accumulated during the development stage      (3,435,936)
                                                        ------------
      Total shareholders' equity                            216,547
                                                        ------------
Total liabilities and shareholders' equity              $   539,960
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

                                                         DEBT RESOLVE, INC.
                                                    (A Development Stage Company)
                                                 Condensed Statements of Operations
                                                             (Unaudited)

                                                                                                                       Cumulative
                                                                                                                     from inception
                                                       Three months                        Six months              (April 21, 1997)
                                                      ended June 30,                     ended June 30,               to June 30,
                                             -------------------------------     -------------------------------    ----------------
                                                  2003              2004              2003              2004              2004
                                             -------------     -------------     -------------     -------------     -------------
Costs and expenses:
  Payroll and related expenses                                 $    234,773                        $    432,277      $  1,175,122
  General and administrative expenses        $    186,634           221,576      $    410,124           469,716         1,730,956
  Research and development expenses               146,876                             276,227            46,022           499,323
  Depreciation expense                                               11,231                              21,820            35,685
                                             -------------     -------------     -------------     -------------     -------------

Total expenses                                    333,510           467,580           686,351           969,835         3,441,086
  Interest income                                                     1,009                               3,544             7,522
                                             -------------     -------------     -------------     -------------     -------------
Loss before taxes                                (333,510)         (466,571)         (686,351)         (966,291)       (3,433,564)
Income taxes                                                                                              1,000             2,372
                                             -------------     -------------     -------------     -------------     -------------
Net loss                                     $   (333,510)     $   (466,571)     $   (686,351)     $   (967,291)     $ (3,435,936)
                                             =============     =============     =============     =============     =============
Basic and diluted net loss per common
  share                                      $      (0.01)     $      (0.02)     $      (0.03)      $     (0.03)
                                             =============     =============     =============     =============
Basic and diluted weighted average
  number of common shares outstanding          26,880,000        29,052,077        24,765,000        26,036,484
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

                                                                 4

                                              DEBT RESOLVE, INC.
                                         (A Development Stage Company)
                                      Condensed Statements of Cash Flows
                                                  (Unaudited)

                                                                                          Cumulative
                                                                                        from inception
                                                                  Six months           (April 21, 1997)
                                                                ended June 30,            to June 30,
                                                        -----------------------------   ----------------
                                                            2003             2004             2004
                                                        ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                $  (686,351)     $  (967,291)     $(3,435,936)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation                                                   --           21,820           35,685
  Common stock issued in lieu of compensation                56,000               --           27,000
  Deferred offering expenses                                     --          (42,465)         (42,465)
  Decrease (increase) in prepaid expenses                   (63,890)          (1,172)         (33,234)
  Increase (decrease) in accounts payable                   184,011              969           96,612
  Increase in accrued expenses                                   --           33,873          214,809
  Increase in income taxes payable                               --              620            1,992
                                                        ------------     ------------     ------------
    Net cash used in operating activities                  (510,230)        (953,646)      (3,135,537)
                                                        ------------     ------------     ------------
Cash flows from investing activities:
  Purchases of fixed assets                                      --           (9,995)        (114,377)
                                                        ------------     ------------     ------------
    Net cash used in investing activities                        --           (9,995)        (114,377)
                                                        ------------     ------------     ------------
Cash flows from financing activities
  Issuance of common stock                                  101,100           84,000        1,841,674
  Capital contributions                                     349,567          225,000        1,683,808
  Shareholders' loans                                       110,000               --          110,000
                                                        ------------     ------------     ------------
    Net cash provided by financing activities               560,667          309,000        3,635,482
                                                        ------------     ------------     ------------
Net increase (decrease) in cash                              50,437         (654,642)         385,568

Cash at beginning of period                                      --        1,040,210               --
                                                        ------------     ------------     ------------
Cash at end of period                                   $    50,437      $   385,568      $   385,568
                                                        ============     ============     ============

There were no cash payments for interest.

Cash payments for income taxes                          $        --      $       380      $       380
                                                        ============     ============     ============
Non cash investing and financing activities
  Conversion of shareholder's loan to common stock      $   110,000      $   100,000      $   100,000
                                                        ============     ============     ============

                             The accompanying notes are an integral part of these
                                        condensed financial statements.

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2004

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Going concern
         -------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's working capital is not sufficient to fund its plan of operations beyond September 2004. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through private equity investments. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. If the Company is unable to raise sufficient additional capital before September 2004, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

         Interim periods
         ---------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not Necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period. These statements should be read In conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

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

         Stock-based compensation
         ------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12% based on the closing U.S. Treasury Yield Curve Rate on the date of the grant for U.S. Treasury securities with a time to maturity equal to or approximately equal to the expected life of each option, and an expected life of each option, ranging from three to ten years, equal to the time from the date of the grant to its expiration date. Since there is no public market for the Company's stock, its expected volatility cannot be estimated and is not considered in estimating the fair value of each option. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. During the three months and six months ended June 30, 2004, the Company granted options to purchase 140,000 shares of its common stock to an employee, exercisable at $1.00 per share. As of June 30, 2004, there were options to purchase 4,408,333 shares outstanding, of which 3,208,333 had vested. As of June 30, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.58 and 8.77 years, respectively. The following table illustrates the pro forma effects on net loss and net loss per common share for the three months and six months ended June 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                                     Three months                    Six months
                                                                    ended June 30,                 ended June 30,
                                                              -------------------------     -----------------------------
                                                                 2003           2004            2003            2004
                                                              ----------     ----------     -----------    --------------
Net loss - as reported                                        $(333,510)     $(466,571)     $ (686,351)    $    (967,291)
Pro forma compensation cost, net of taxes                       199,982         45,366         199,982            94,432
                                                              ----------     ----------     -----------    --------------
Net loss - pro forma                                          $(533,492)     $(511,937)     $ (886,333)    $  (1,061,723)
                                                              ==========     ==========     ===========    ==============
Basic and diluted net loss per common share - as reported     $   (0.01)     $   (0.02)     $    (0.03)    $       (0.03)
                                                              ==========     ==========     ===========    ==============
Basic and diluted net loss per common share - pro forma       $   (0.02)     $   (0.02)     $    (0.04)    $       (0.04)
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


                                              Three months                        Six months
                                             ended June 30,                     ended June 30,
                                   -------------------------------     -------------------------------
                                        2003              2004              2003              2004
                                   -------------     -------------     -------------     -------------
Numerator
  Net loss                         $   (333,510)     $   (466,571)     $   (686,351)     $   (967,291)
                                   =============     =============     =============     =============

Denominator
  Weighted average common
    shares outstanding               26,880,000        29,052,077        24,765,000        29,036,484
                                   =============     =============     =============     =============

Incremental common shares
(not included in denominator
of diluted earnings per share
calculation due to their anti-
dilutive nature) attributable
to exercise/conversion of:
  Outstanding options                        --         1,848,000         3,435,000           924,000
  Preferred stock                            --                --                --                --
                                   -------------     -------------     -------------     -------------
                                             --         1,848,000         3,435,000           924,000
                                   =============     =============     =============     =============

3.       PROPERTY AND EQUIPMENT:
         -----------------------

                                                                  June 30,
                                       Useful life                  2004
                                       -----------               ----------
Computer equipment                       3 years                 $  70,971
Computer software                        3 years                     1,919
Office equipment                         3 years                     2,192
Furniture and fixtures                   5 years                    24,250
Leasehold improvements                  Lease term                  15,046
                                                                 ----------
                                                                   114,378
Less: accumulated depreciation                                     (35,685)
                                                                 ----------
                                                                 $  78,693
                                                                 ==========

Depreciation expense totaled $11,231 and $21,820 for the three months and six months ended June 30, 2004, respectively.

4.       SHAREHOLDERS' (DEFICIT) EQUITY:
         -------------------------------

                                                                                                           Deficit
                                      Preferred Stock               Common stock                         accumulated
                                --------------------------  ---------------------------    Additional    during the
                                 Number of                   Number of                       paid in     development
                                  shares         Amount        shares         Amount         capital        stage           Total
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003             --   $        --    29,020,000    $    29,020    $ 3,314,463    $(2,468,645)    $  874,838

Common stock issued to pay
  consulting fees                        --            --         9,000              9          8,991             --          9,000
Capital contributed from
  imputed compensation                   --            --            --             --        112,500             --        112,500
Net loss                                 --            --            --             --             --       (500,720)      (500,720)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2004                --   $        --    29,029,000    $    29,029    $ 3,435,954    $(2,969,365)   $   495,618

Sale of common stock in
  private placement                      --            --        75,000             75         74,925             --         75,000
Capital contributed from
  imputed compensation                   --            --            --             --        112,500             --        112,500
Net loss                                 --            --            --             --             --       (466,571)      (466,571)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2004                 --   $        --    29,104,000    $    29,104    $ 3,623,379    $(3,435,936)   $   216,547
                                ============  ============  ============   ============   ============   ============   ============

In March 2004, the Company issued 9,000 shares of its common stock to two consultants for services provided to the Company in connection with the preparation of a private placement memorandum.

In June 2004, the Company issued 75,000 shares of its common stock in a private placement at a price of $1.00 per share.

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

Royalty fee expense was $-0- for the three months and six months ended June 30, 2004 and 2003.

The Licensors waived the entire amount of the royalty fee for the year ended December 31, 2003, resulting in a capital contribution of $600,000.

         Employment agreements
         ---------------------

The Company has entered into employment agreements with six executives. Future aggregate minimum compensation under these agreements as of June 30, 2004 is as follows:

2004                          $   398,014
2005                              300,000
2006                              300,000
2007                              300,000
2008                               16,849
                              ------------
Total                         $ 1,314,863
                              ============

Each of Messrs. Burchetta, Harris and Silberstein amended their employment agreements on February 25, 2004, with each agreeing to modify their respective level of compensation, subject to the Company meeting certain financial and performance milestones. The employment agreements, as amended, provide that the base salary for each of Messrs. Burchetta, Harris and Silberstein will be as follows: (1) if at the date of any salary payment, the aggregate amount of the Company's net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover the Company's projected cash flow requirements (as established by the Company's Board of Directors in good faith from time to time) for the following succeeding 12 months (the "Projected Cash Requirement"), the annual base salary will be $150,000; and (2) if at the date of any salary payment, the Company's net cash on hand provided from operating activities is sufficient to cover the Company's Projected Cash Requirement, the annual base salary will be $240,000, and increased to $450,000 upon the later to occur of (a) January 1, 2004 and (b) the date upon which the Company completes the sale or license of its system with respect to 400,000 consumer credit accounts. Since the annual base salaries of Messrs. Burchetta, Harris and Silberstein are subject to the Company meeting these specified financial and performance milestones, any salary payments to Messrs. Burchetta, Harris and Silberstein will be allocated equally among each of them at the time payment is made.

Under the terms of the amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months and six months ended June 30, 2004. The Company recorded compensation expense and a capital contribution totaling $112,500 and $225,000 during the three months and six months ended June 30, 2004,respectively, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries.

         Office lease
         ------------

The Company leases office facilities under a non-cancelable operating lease through July 2005. Rent expense and utilities for the three months and six months ended June 30, 2004 was $16,782 and $33,564, respectively. Future aggregate minimum lease payments as of June 30, 2004 are $33,564 for 2004 and $39,158 for 2005.

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

Mr. Harris's wife has provided bookkeeping services to the Company since July 2003. During the three months and six months ended June 30, 2004, Mrs. Harris's fees totaled $3,100 and $6,637, respectively, and are included in general and administrative expenses.

7.       RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:
         -------------------------------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of Fasb Statements No. 87, 88, and 106 ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans. Currently, the Company does not have a pension plan or postretirement benefit plan and adoption of SFAS 132 had no effect on the Company's financial position or results of operations.

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

Initially, we intend to market our service to credit card issuers, their collection agencies, and the buyers of their defaulted debt in the United States. Eventually, we intend to market our service to other segments served by the collections industry worldwide. We have had discussions with a number of potential clients to test the Debt Resolve System with their portfolios. As of the date of this report, one potential client has implemented our online system, on a test basis, with a limited sample of accounts.

We have financed our activities to date through our management's contributions of cash and forgiveness of compensation, the forgiveness of royalty and consulting fees, advances from two shareholders, and the proceeds from sales of our common stock in private placements.

As of June 30, 2004 and July 30, 2004, our working capital totaled $137,854 and $93,105, respectively. We believe that our working capital as of the date of this report is not sufficient to fund our plan of operations beyond September 2004. We intend to continue seeking to raise additional capital over the next 12 months through private equity investments. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan. If we are unable to raise sufficient additional capital before September 2004, we will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.

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

Three months ended June 30, 2004 compared to three months ended June 30, 2003

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $234,773 for the three months ended June 30, 2004 and $-0- for the three months ended June 30, 2003. For the three months ended June 30, 2004, these expenses include $112,500 of imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months ended June 30, 2004 and the Company recorded their imputed compensation as a capital contribution. Commencing February 2004, these expenses also include payroll and related expenses incurred in connection with employees involved in the operation, maintenance, modification, and customization of the Company's online product. During the three months ended June 30, 2003, payroll and related expenses incurred in connection with employees involved in the development of the Company's online product were classified as research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $221,576 for the three months ended June 30, 2004 and $186,634 for the three months ended June 30, 2003. For the three months ended June 30, 2004, these expenses consist of $62,607 for legal and accounting fees, $44,074 for consulting fees incurred in connection with business advisory services, marketing services and computer programming services, and $114,895 for other general expenses, primarily consisting of marketing and promotion costs, occupancy costs and travel related expenses. For the three months ended June 30, 2003, these expenses consist of $23,387 for legal fees and accounting fees, $72,000 for consulting fees incurred in connection with business advisory services, and $91,247 for other general expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $-0- for the three months ended June 30, 2004 and $146,876 for the three months ended June 30, 2003. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses. For the three months endedJune 30, 2003, research and development expenses consisted of payroll and related expenses and consulting fees incurred in connection with the development of the Company's online product.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $432,277 for the six months ended June 30, 2004 and $-0- for the six months ended June
30, 2003. For the six months ended June 30, 2004, these expenses include $225,000 of imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the six months ended June 30, 2004 and the Company recorded their imputed compensation as a capital contribution. Commencing February 2004, these expenses also include payroll and related expenses incurred in connection with employees involved in the operation, maintenance, modification, and customization of the Company's online product. During the six months ended June 30, 2003, payroll and related expenses incurred in connection with employees involved in the development of the Company's online product were classified as research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $469,716 for the six months ended June 30, 2004 and $410,124 for the six months ended June 30, 2003. For the six months ended June 30, 2004, these expenses consist of $154,997 for legal and accounting fees, $122,020 for consulting fees incurred in connection with business advisory services, marketing services and computer programming services, and $192,699 for other general expenses, primarily consisting of marketing and promotion costs, telecommunication costs, occupancy costs and travel related expenses.
For the six months ended June 30, 2003, these expenses consist of $71,745 for legal and accounting fees, $153,900 for consulting fees incurred in connection with business advisory services, and $184,478 for other general expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $46,022 for the six months ended June 30, 2004 and $276,227 for the six months ended June 30, 2003. These expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's online product. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses.

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

         Statement Relating to Forward-Looking Statements
         ------------------------------------------------

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

Item 3.  Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, our officers concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There has been no change in our internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2004, we issued 75,000 shares of our common stock in a private placement sale at a price of $1.00 per share. During the three months ended March 31, 2004, we issued 9,000 shares of our common stock to two consultants for services provided to the Company in connection with the preparation of a private placement memorandum. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

                                          DEBT RESOLVE, INC.

Date: July 30, 2004                       By: /s/ JAMES D. BURCHETTA
                                              ------------------------
                                              James D. Burchetta
                                              Chief Executive Officer
                                              (principal executive officer)

Dated: July 30, 2004                      By: /s/ John M. Porta
                                              ------------------------
                                              John M. Porta
                                              Chief Financial Officer
                                              (principal accounting
                                               and financial officer)