Form 10QSB
period 2004-09-30
DEBT RESOLVE INC
filed 2004-10-25
CIK 1106645

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 15, 2004, the Company had 29,254,000 shares, $.001 par value, of common stock issued and outstanding.


                               DEBT RESOLVE, INC.

                                      INDEX

                                                                                Page
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheet at September 30, 2004                  3

                  Condensed Statements of Operations for the Three and Nine
                           Months Ended September 30, 2004 and 2003 and
                           Cumulative from inception (April 21, 1997) to
                           September 30, 2004                                    4

                  Condensed Statements of Cash Flows for the Nine Months Ended
                           September 30, 2004 and 2003 and Cumulative from
                           Inception (April 21, 1997) to September 30, 2004      5

                  Notes to Condensed Financial Statements                        6

         Item 2.  Management's Discussion and Analysis or Plan of Operation     12

         Item 3.  Controls and Procedures                                       14

PART II. Other Information

         Item 1.  Legal Proceedings                                             14

         Item 2.  Changes in Securities and Use of Proceeds                     14

         Item 3.  Defaults Upon Senior Securities                               14

         Item 4.  Submission of Matters to a Vote of Security Holders           14

         Item 5.  Other Information                                             14

         Item 6.  Exhibits and Reports on Form 8-K                              14

         Signatures                                                             14

         Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                                        September 30,
                                                            2004
                                                         (Unaudited)
                                                        ------------
                             ASSETS

Current assets:
  Cash                                                  $   225,338
  Accounts receivable (net of allowance for
    bad debts of $-0-)                                        2,088
  Deferred offering expenses                                 43,540
  Prepaid expenses and other current assets                  62,666
                                                        ------------
         Total current assets                               333,632

Fixed assets, net                                            67,462
                                                        ------------
Total assets                                            $   401,094
                                                        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $   138,454
   Accrued compensation expenses                             95,667
   Accrued expenses                                         128,142
   Income taxes payable                                       1,461
   Loan payable to shareholder                               10,000
                                                        ------------
      Total liabilities                                     373,724
                                                        ------------

Commitments and contingencies                                    --

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding               --
   Common stock, 50,000,000 shares authorized,
      $0.001 par value, 29,254,000 shares issued
      and outstanding                                        29,254
   Additional paid in capital                             3,885,729
   Deficit accumulated during the development stage      (3,887,613)
                                                        ------------
      Total shareholders' equity                             27,370
                                                        ------------
Total liabilities and shareholders' equity              $   401,094
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

                                                         DEBT RESOLVE, INC.
                                                    (A Development Stage Company)
                                                 Condensed Statements of Operations
                                                             (Unaudited)

                                                                                                                       Cumulative
                                                                                                                     from inception
                                                       Three months                       Nine months               (April 21, 1997)
                                                    ended September 30,               ended September 30,           to September 30,
                                             -------------------------------     -------------------------------    ----------------
                                                  2003              2004              2003              2004              2004
                                             -------------     -------------     -------------     -------------     -------------
Revenues                                     $         --      $      2,088      $         --      $      2,088      $      2,088
                                             -------------     -------------     -------------     -------------     -------------
Costs and expenses:
  Payroll and related expenses                    231,445           249,576           531,779           681,853         1,424,698
  General and administrative expenses             540,020           193,896           649,809           663,612         1,924,852
  Research and development expenses                52,754                --           328,981            46,022           499,323
  Depreciation expense                              4,515            11,231             4,515            33,051            46,916
                                             -------------     -------------     -------------     -------------     -------------
Total expenses                                    828,734           454,703         1,515,084         1,424,538         3,895,789
                                             -------------     -------------     -------------     -------------     -------------
Loss from operations                              828 734           452,615         1,515,084         1,422,450         3,893,701
  Interest income                                   1,563               938             1,563             4,482             8,460
                                             -------------     -------------     -------------     -------------     -------------
Loss before taxes                                (827,171)         (451,677)       (1,513,521)       (1,417,968)       (3,885,241)
Income taxes                                           --              --              --                 1,000             2,372
                                             -------------     -------------     -------------     -------------     -------------
Net loss                                     $   (827,171)     $   (451,677)     $ (1,513,521)     $ (1,418,968)     $ (3,887,613)
                                             =============     =============     =============     =============     =============
Basic and diluted net loss per common
  share                                      $      (0.03)     $      (0.02)     $      (0.06)      $     (0.05)
                                             =============     =============     =============     =============
Basic and diluted weighted average
  number of common shares outstanding          28,352,663        29,107,261        25,982,985        29,060,248
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

                                                                 4

                                              DEBT RESOLVE, INC.
                                         (A Development Stage Company)
                                      Condensed Statements of Cash Flows
                                                  (Unaudited)

                                                                                          Cumulative
                                                                                        from inception
                                                                  Nine months           (April 21, 1997)
                                                              ended September 30,       to September 30,
                                                        -----------------------------   ----------------
                                                            2003             2004             2004
                                                        ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                $(1,513,521)     $(1,418,968)     $(3,887,613)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation                                                4,515           33,051           46,916
  Capital contributions from waived and
    imputed compensation and waived royalty
    and consulting fees                                     889,567          337,500        1,796,309
  Common stock issued in lieu of compensation                27,000               --           27,000
  Deferred offering expenses                                     --          (43,540)         (43,540)
  (Increase) in accounts receivable                              --           (2,088)          (2,088)
  Decrease (increase) in prepaid expenses                   (51,917)         (30,605)         (62,667)
  Increase (decrease) in accounts payable                   224,127           42,811          138,454
  Increase in accrued expenses                                   --           42,873          223,809
  Increase in income taxes payable                               --               89            1,461
                                                        ------------     ------------     ------------
    Net cash used in operating activities                  (420,229)      (1,038,877)      (1,761,959)
                                                        ------------     ------------     ------------
Cash flows from investing activities:
  Purchases of fixed assets                                 (60,874)          (9,995)        (114,377)
                                                        ------------     ------------     ------------
    Net cash used in investing activities                   (60,874)          (9,995)        (114,377)
                                                        ------------     ------------     ------------
Cash flows from financing activities
  Issuance of common stock                                1,287,174          234,000        1,991,674
  Shareholders' loans                                       110,000               --          110,000
                                                        ------------     ------------     ------------
    Net cash provided by financing activities             1,397,174          234,000        2,101,674
                                                        ------------     ------------     ------------
Net increase (decrease) in cash                             916,071         (814,872)         225,338

Cash at beginning of period                                      --        1,040,210               --
                                                        ------------     ------------     ------------
Cash at end of period                                   $   916,071      $   225,338      $   225,338
                                                        ============     ============     ============

There were no cash payments for interest.

Cash payments for income taxes                          $        --      $       911      $       911
                                                        ============     ============     ============
Non cash capital contributions from waived and imputed
  compensation and waived royalty and consulting fees   $   889,567      $   337,500      $ 1,796,309
                                                        ============     ============     ============
Non cash investing and financing activities
  Conversion of shareholder's loan to common stock      $   100,000      $        --      $   100,000
                                                        ============     ============     ============

                             The accompanying notes are an integral part of these
                                        condensed financial statements.

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2004

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

On February 24, 2003, in accordance with the Company's by-laws for filling newly-created board vacancies, Danilo Cacciamatta, the sole existing director, appointed Messrs. Brofman, Burchetta, Harris and Lawrence E. Dwyer, Jr. to the board of directors of the Company. Mr. Burchetta was named Co-Chairman of the Board and Chief Executive Officer, Mr. Brofman was named non-executive Co-Chairman of the Board, Mr. Harris was named Executive Vice President and General Counsel, and Mr. Cacciamatta resigned his position as Chief Executive Officer. On April 7, 2003, William M. Mooney, Jr. was elected to the board of directors. Effective June 9, 2003, Alan M. Silberstein was elected to the board of directors and was appointed the Company's President and Chief Operating Officer. Mr. Silberstein submitted his resignation as the Company's President and Chief Operating Officer, effective October 15, 2004, to pursue other personal interests, but he will continue to serve as a director.

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

         Development stage activities
         ----------------------------

Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. The Company does not expect to generate significant revenues from these clients during the initial start-up periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

         Going concern
         -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company's working capital is not sufficient to fund its plan of operations beyond November 2004. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through private equity investments. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. If the Company is unable to raise sufficient additional capital before November 2004, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

         Interim periods
         ---------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

         Development stage enterprise
         ----------------------------

In accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues.

         Use of estimates
         ----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

         Revenue recognition
         -------------------

The Company earned revenue during the three months ended September 30, 2004 from a collection agency that implemented the Company's online system. Revenue is earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system. Revenue is earned and recognized when the settlement amount of debt is collected by the Company's client.

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

         Stock-based compensation
         ------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12% based on the closing U.S. Treasury Yield Curve Rate on the date of the grant for U.S. Treasury securities with a time to maturity equal to or approximately equal to the expected life of each option, and an expected life of each option, ranging from three to ten years, equal to the time from the date of the grant to its expiration date. Since there is no public market for the Company's stock, its expected volatility cannot be estimated and is not considered in estimating the fair value of each option. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. During the three months and nine months ended September 30, 2004, the Company granted options to purchase -0- and 140,000 shares, respectively, of its common stock to an employee, exercisable at $1.00 per share. As of September 30, 2004, there were options to purchase 4,408,333 shares outstanding, of which 3,283,333 had vested. As of September 30, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.59 and 7.53 years, respectively. The following table illustrates the pro forma effects on net loss and net loss per common share for the three months and nine months ended September 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                                     Three months                    Nine months
                                                                  ended September 30,            ended September 30,
                                                              -------------------------     -----------------------------
                                                                 2003           2004            2003            2004
                                                              ----------     ----------     ------------    --------------
Net loss - as reported                                        $(827,171)     $(451,677)     $(1,513,521)    $  (1,418,968)
Pro forma compensation cost, net of taxes                       120,649          9,558          320,631           103,990
                                                              ----------     ----------     ------------    --------------
Net loss - pro forma                                          $(947,820)     $(461,235)     $(1,834,152)    $  (1,522,958)
                                                              ==========     ==========     ============    ==============
Basic and diluted net loss per common share - as reported     $   (0.03)     $   (0.02)     $     (0.06)    $       (0.05)
                                                              ==========     ==========     ============    ==============
Basic and diluted net loss per common share - pro forma       $   (0.03)     $   (0.02)     $     (0.07)    $       (0.05)
                                                              ==========     ==========     ============    ==============

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

                                              Three months                        Nine months
                                           ended September 30,                ended September 30,
                                   -------------------------------     -------------------------------
                                        2003              2004              2003              2004
                                   -------------     -------------     -------------     -------------
Numerator
  Net loss                         $   (827,171)     $   (451,677)     $ (1,513,521)     $ (1,418,968)
                                   =============     =============     =============     =============
Denominator
  Weighted average common
    shares outstanding               28,352,663        29,107,261        25,982,985        29,060,248
                                   =============     =============     =============     =============

Incremental common shares (not included in denominator of diluted earnings per share calculation due to their anti- dilutive nature) attributable to exercise/conversion of:
  Outstanding options                 1,848,000         1,848,000           622,769           620,496
  Preferred stock                            --                --                --                --
                                   -------------     -------------     -------------     -------------
                                      1,848,000         1,848,000           622,769           620,496
                                   =============     =============     =============     =============

3. PROPERTY AND EQUIPMENT:
   -----------------------
                                                                September 30,
                                       Useful life                  2004
                                       -----------               ----------
Computer equipment                       3 years                 $  70,971
Computer software                        3 years                     1,919
Office equipment                         3 years                     2,192
Furniture and fixtures                   5 years                    24,250
Leasehold improvements                  Lease term                  15,046
                                                                 ----------
                                                                   114,378
Less: accumulated depreciation                                     (46,916)
                                                                 ----------
                                                                 $  67,462
                                                                 ==========

Depreciation expense totaled $11,231 and $33,051 for the three months and nine months ended September 30, 2004, respectively.

4. SHAREHOLDERS' (DEFICIT) EQUITY:
   -------------------------------
                                                                                                           Deficit
                                      Preferred Stock               Common stock                         accumulated
                                --------------------------  ---------------------------    Additional    during the
                                 Number of                   Number of                       paid in     development
                                  shares         Amount        shares         Amount         capital        stage           Total
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2003             --   $        --    29,020,000    $    29,020    $ 3,314,463    $(2,468,645)    $  874,838
Common stock issued to pay
  consulting fees                        --            --         9,000              9          8,991             --          9,000
Capital contributed from
  imputed compensation                   --            --            --             --        112,500             --        112,500
Net loss                                 --            --            --             --             --       (500,720)      (500,720)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2004                --   $        --    29,029,000    $    29,029    $ 3,435,954    $(2,969,365)   $   495,618
Sale of common stock in
  private placement                      --            --        75,000             75         74,925             --         75,000
Capital contributed from
  imputed compensation                   --            --            --             --        112,500             --        112,500
Net loss                                 --            --            --             --             --       (466,571)      (466,571)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2004                 --   $        --    29,104,000    $    29,104    $ 3,623,379    $(3,435,936)   $   216,547
Sale of common stock in
  private placement                      --            --       150,000            150        149,850             --        150,000
Capital contributed from
  imputed compensation                   --            --            --             --        112,500             --        112,500
Net loss                                 --            --            --             --             --       (451,677)      (451,677)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2004            --   $        --    29,254,000    $    29,254    $ 3,885,729    $(3,887,613)   $    27,370
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

In September 2004, the Company issued 150,000 shares of its common stock in a private placement at a price of $1.00 per share.

5. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

         Limited license agreement
         -------------------------

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. In February 2004, the License was amended (the "Amendment") to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company will pay a royalty fee to the Licensors as follows: (1) in 2004, the Company will pay no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company's annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the "Fee"); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors' continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company. In addition, pursuant to the Amendment, if the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the "Minimum Annual Gross Revenue Clause"), the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

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

Royalty fee expense was $-0- for the three months and nine months ended September 30, 2004 and was $300,000 for the three months and nine months ended September 30, 2003.

The Licensors waived the entire amount of the royalty fee for the three and nine months ended September 30, 2003, resulting in a capital contribution of $300,000.

         Employment agreements
         ---------------------

The Company has entered into employment agreements with six executives. Future aggregate minimum compensation under these agreements as of September 30, 2004 is as follows:

2004                          $   285,514
2005                              300,000
2006                              300,000
2007                              300,000
2008                               16,438
                              ------------
Total                         $ 1,201,952
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

Under the terms of the amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months and nine months ended September 30, 2004. The Company recorded compensation expense and a capital contribution totaling $112,500 and $337,500 during the three months and nine months ended September 30, 2004,respectively, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries.

         Office lease
         ------------

The Company leases office facilities under a non-cancelable operating lease through July 2005. Rent expense and utilities for the three months and nine months ended September 30, 2004 was $16,782 and $55,939, respectively. Future aggregate minimum lease payments as of September 30, 2004 are $16,782 for 2004 and $39,158 for 2005.

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

Mr. Harris's wife has provided bookkeeping services to the Company since July 2003. During the three months and nine months ended September 30, 2004, Mrs. Harris's fees totaled $2,250 and $8,887, respectively, and are included in general and administrative expenses.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Since February 24, 2003, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, we substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing our product to banks and other creditors. In February 2004, we implemented our online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. The Company does not expect to generate significant revenues from these clients during the initial start-up periods.

Initially, we intend to market our service to credit card issuers, their collection agencies, and the buyers of their defaulted debt in the United States. Eventually, we intend to market our service to other segments served by the collections industry worldwide. We have had discussions with a number of potential clients to test the Debt Resolve System with their portfolios. As of the date of this report, one client has implemented our online system, on a test basis, with a limited sample of accounts. We recognized $2,088 of revenue from this client during the three months ended September 30, 2004. We do not expect to generate any significant revenues during this initial test period.

We have financed our activities to date through our management's contributions of cash and forgiveness of compensation, the forgiveness of royalty and consulting fees, advances from two shareholders, and the proceeds from sales of our common stock in private placements.

As of September 30, 2004 and October 15, 2004, our working capital (deficit) totaled ($40,092) and ($69,533), respectively. We believe that our working capital as of the date of this report is not sufficient to fund our plan of operations beyond November 2004. We intend to continue seeking to raise additional capital over the next 12 months through private equity investments. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan. If we are unable to raise sufficient additional capital before November 2004, we will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.

We are classified as a development stage company because, to date, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising the capital necessary to execute our business plan, and our planned principal operations have not produced any significant revenues. There can be no assurance that we will be successful in implementing our business plan.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

REVENUE. Revenue totaled $2,088 and $-0- for the three months ended September 30, 2004 and 2003, respectively. The Company earned revenue during the three months ended September 30, 2004 from a collection agency that implemented the Company's online system. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system.

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $249,576 for the three months ended September 30, 2004 and $231,445 for the three months ended September 30, 2003. For the three months ended September 30, 2004, these expenses include $112,500 of imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months ended September 30, 2004 and the Company recorded their imputed compensation as a capital contribution. Commencing February 2004, these expenses also include payroll and related expenses incurred in connection with employees involved in the operation, maintenance, modification, and customization of the Company's online product. For the three months ended September 30, 2003, these expenses primarily consist of compensation incurred in connection with employment agreements with members of the executive management team. During the three months ended September 30, 2003, payroll and related expenses incurred in connection with employees involved in the development of the Company's online product were classified as research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $193,896 for the three months ended September 30, 2004 and $540,020 for the three months ended September 30, 2003. For the three months ended September 30, 2004, these expenses consist of $52,670 for telecommunication costs, including website hosting, $35,065 for legal and accounting fees, $41,023 for marketing and promotion costs, and $65,138 for other general expenses, primarily consisting of consulting fees, insurance, occupancy costs and travel related expenses. For the three months ended September 30, 2003, these expenses consist of $300,000 for the royalty fee incurred in connection with the limited license agreement, $121,707 for consulting fees incurred in connection with business advisory services, marketing services and computer programming services, and $118,313 for other general expenses, primarily consisting of legal fees, occupancy costs and travel related expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $-0- for the three months ended September 30, 2004 and $52,754 for the three months ended September 30, 2003. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses. For the three months ended September 30, 2003, research and development expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's software product.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

REVENUE. Revenue totaled $2,088 and $-0- for the nine months ended September 30, 2004 and 2003, respectively. The Company earned revenue during the nine months ended September 30, 2004 from a collection agency that implemented the Company's online system. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system.

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $681,853 for the nine months ended September 30, 2004 and $531,779 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, these expenses include $337,500 of imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the nine months ended September 30, 2004 and the Company recorded their imputed compensation as a capital contribution. Commencing February 2004, these expenses also include payroll and related expenses incurred in connection with employees involved in the operation, maintenance, modification, and customization of the Company's online product. For the nine months ended September 30, 2003, these expenses primarily consist of compensation incurred in connection with employment agreements with members of the executive management team. During the nine months ended September 30, 2003, payroll and related expenses incurred in connection with employees involved in the development of the Company's online product were classified as research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $663,612 for the nine months ended September 30, 2004 and $649,809 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, these expenses consist of $103,522 for telecommunication costs, including website hosting, $190,062 for legal and accounting fees, $94,950 for marketing and promotion costs, and $275,078 for other general expenses, primarily consisting of consulting fees, insurance, occupancy costs and travel related expenses. For the nine months ended September 30, 2003, these expenses consist of $300,000 for the royalty fee incurred in connection with the limited license agreement, $248,400 for consulting fees incurred in connection with business advisory services, marketing services and computer programming services, and $101,409 for other general expenses, primarily consisting of legal fees, occupancy costs and travel related expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $46,022 for the nine months ended September 30, 2004 and $328,981 for the nine months ended September 30, 2003. These expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's online product. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we issued 150,000 shares of our common stock in a private placement sale at a price of $1.00 per share. During the three months ended June 30, 2004, we issued 75,000 shares of our common stock in a private placement sale at a price of $1.00 per share. During the three months ended March 31, 2004, we issued 9,000 shares of our common stock to two consultants for services provided to the Company in connection with the preparation of a private placement memorandum. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

                                          DEBT RESOLVE, INC.

Date: October 15, 2004                    By: /s/ JAMES D. BURCHETTA
                                              ------------------------
                                              James D. Burchetta
                                              Chief Executive Officer
                                              (principal executive officer)

Dated: October 15, 2004                   By: /s/ John M. Porta
                                              ------------------------
                                              John M. Porta
                                              Chief Financial Officer
                                              (principal accounting
                                               and financial officer)