Form 10KSB
period 2004-12-31
DEBT RESOLVE INC
filed 2005-03-30
CIK 1106645

                          U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $2,787.

As of March 22, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 29,653,000.

                                TABLE OF CONTENTS

PART I                                                                         3

Item 1.  Description of business                                               3
Item 2.  Description of property                                              11
Item 3.  Legal proceedings                                                    11
Item 4.  Submission of matters to a vote of security holders                  11

PART II                                                                       11

Item 5.  Market for registrant's common equity and
         related stockholder matters                                          11
Item 6.  Management's discussion and analysis or plan of operation            11
Item 7.  Financial statements                                                 14
Item 8.  Changes in and disagreements with accountants on
         accounting and financial disclosure                                  32
Item 8A. Controls and procedures                                              33

PART III                                                                      33

Item 9.  Directors, executive officers, promoters and control
         persons; Compliance with Section 16(a) of the Exchange Act           33
Item 10. Executive compensation                                               37
Item 11. Security ownership of certain beneficial owners
         and management                                                       40
Item 12. Certain relationships and related transactions                       40
Item 13. Exhibits and reports on Form 8-K                                     40
Item 14. Principal accountant fees and services                               40

PART I

ITEM 1.  Description of business

Debt Resolve, Inc., ("Debt Resolve", the "Company", or "we"), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and purchasers of charged-off debt an Internet-based online system, the DebtResolve system, for the collection of past due consumer debt, with an emphasis on the dignity of the consumer. The DebtResolve system, which is offered through an Application Service Provider ("ASP") model, enables the lender to introduce this collections option with no modifications to its existing collections computer systems. A patented automated blind bidding mechanism is at the core of the DebtResolve system. The Company believes that it offers its clients a less intrusive way of pursuing delinquent debts that is cheaper and more efficient than traditional labor-intensive methods. Long term, the company intends to capitalize on its offering by building a "full-service" centralized collections system that will enable its clients to reduce the number of personnel needed to pursue collections. Additionally, the Company plans to build scoring models based on aggregate customer data collected which will identify customers based on their propensity to use the Internet vs. other channels, and identify collection strategies appropriate for different consumers.

Organization
------------

Until February 24, 2003, the Company, formerly named Lombardia Acquisition Corp., was inactive and had no significant assets, liabilities or operations. On February 24, 2003, Charles S. Brofman, James D. Burchetta and Michael S. Harris (collectively, the "Principal Shareholders") purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Shareholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Shareholders. The Board of Directors was then reconstituted. On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company's common stock, the Company's Certificate of Incorporation was amended to change the Company's corporate name to Debt Resolve, Inc. and increase the number of the Company's authorized shares of common stock from 20,000,000 to 50,000,000 shares.

Development stage activities
----------------------------

From February 24, 2003 through most of 2004, we have devoted substantially all of our efforts to planning and budgeting, research and product development, and raising capital. In January 2004, we substantially completed the development of our online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, we implemented our online system, on a test basis, with a collection agency and completed a very successful systems test. In July and August 2004, we implemented our online system, again on a test basis, with additional clients and began generating revenue based on a percentage of the amount of debt collected by these clients. We did not earn, nor did we expect to generate, significant revenues from these clients during the initial start-up periods. In December 2004, a major commercial bank signed an agreement to use the DebtResolve system. Subsequent to December 31, 2004 we have continued to secure additional clients and bring additional accounts online.

Business overview
-----------------

We have developed and begun marketing the DebtResolve system, an online that provides tools for the collection of consumer and other debt, with an emphasis on the dignity of the consumer. We offer our service as an Application Service Provider ("ASP") model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Our products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The DebtResolve system features, at its core, a patented online bidding system.

The DebtResolve system was originally conceived by our Co-Chairmen, James D. Burchetta and Charles S. Brofman, who were the co-founders of Cybersettle, Inc., the first company to settle insurance claims over the Internet, and who are the co-inventors of the patented double blind bidding system. Cybersettle's system, which has been in use for five years, has been used to successfully settle over $700 million in insurance claims.

Our initial marketing efforts to date have been directed toward credit card issuers, their collection agencies, and the buyers of their defaulted debt, as well as some telecommunications companies and utilities, in the United States, and banks in the United Kingdom and Canada. Eventually, we intend to market our service to other segments served by the collections industry worldwide. We believe that our products and services can play an important role in the receivables recovery and collections industry due to our compelling methodology and innovative approach, and that the DebtResolve system will become a key collection tool at all stages of delinquency across many categories of consumer debt.

The DebtResolve system uses a patented process featuring an automated blind bidding mechanism that provides a tool to creditors, debtors, and their agents that is intended to increase the efficiency and speed of the debt settlement process. The system facilitates settlements acceptable to both creditors and debtors by matching the debtor's offers to acceptable minimum payment amounts provided by their creditors.

We have developed a suite of modules to complement the Debt Resolve System. These modules include C-Pay (TM) (for online collections), DR Control (TM) (for system administration), and C-Mail (TM) (a secure e-mail methodology). We are currently working on DR Prevent (TM) for early-stage collections.

Competition
-----------
Until recently, technology-based products introduced by other participants in the collection industry have been related to credit and collections scoring. Recently two other companies have announced online collections products. One of these companies currently provides customer-service websites for banks; the other is a very recent entrant previously unknown in the industry

Several other companies offer collections management and payment software systems designed to support direct-mail and telephone collection efforts. These companies are likely to add Internet-based payment and automated settlement mechanisms to their systems. In addition, financial institutions themselves may consider developing systems similar to those offered by Debt Resolve internally. To date, financial institutions' new product dvelopment efforts have been focused on their non-delinquent customers, where they have the largest revenue opportunity, but this may change as the effectiveness of the Debt Resolve model is proven. As a first mover, Debt Resolve believes it has a major advantage in the field.

Our competitive strategy is to exploit the competitive advantage we enjoy from being the first company to offer an online debt collection system, capitalizing on the elements of the DebtResolve system which are based on intellectual property rights granted by the United States and international patent authorities. The Company holds a license to specific rights in U.S. Patent Number 6,330,551, and related extensions. The Company's licensed rights also extend to patents that have been issued in 17 foreign countries, including the United Kingdom, and are pending in 28 other countries.

We believe that as the first to market, the Company has developed early expertise which will allow us to keep our technology on the leading edge and develop related products and services to meet clients' needs. In addition, the reputation of our management team in the industry and the extensive consumer research conducted by the Company provide us with credibility with potential clients.

We intend to continuously enhance and extend our product offerings and develop significant expertise in customer behavior with respect to online debt payment to remain ahead of these potential competitors. The Company will develop new products using the aggregated customer data once there are significant transactions in the DebtResolve system; the sale of data models may become a substantial revenue source in the future.


Limited License Agreement
-------------------------

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. As originally structured, the License provided for a royalty fee, payable to the Licensors, of ten percent (10%) of the company's annual gross revenues attributable to the Licensed Usage commencing July 1, 2003 and continuing until the expiration of the Patent in 2018. The minimum annual royalty for any fiscal year was to be $600,000. Under certain circumstances, if Mr. Burchetta is no longer employed as a director and officer of the Company, or if Mr. Brofman is no longer retained as a consultant to the Company, the minimum annual royalty fee for any fiscal year will be $3,000,000. The Licensors could terminate the License if, among other reasons, the Company had not developed and produced a fully functional and commercially usable system contemplated by the License on or before September 30, 2003 (which was extended to March 31, 2004), or the Company's annual gross revenues during any calendar year did not exceed $500,000 through December 31, 2004, or the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the "Minimum Annual Gross Revenue Clause").

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

Government regulation
---------------------

The Company's activities are currently subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, the Company's potential clients, such as credit card issuers, are in highly regulated industries. The relationship of a customer and a creditor is regulated by federal, state and local consumer credit and protection laws and regulations. Significant laws include the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act and the Gramm-Leach-Bliley Act, as well as applicable comparable statutes in the states and municipalities in which customers reside or in which the banks or other financial institutions that originated the credit account are located. Failure of these parties to comply with applicable federal, state and local laws and regulations could have a negative impact on the Company. Applicable laws and regulations may limit the Company's ability to collect amounts owing with respect to receivables, regardless of any act or omission on the part of the Company. The Company also cannot predict the impact of future regulations on either the Company or its potential clients. The Company is not a collection agency and does not operate as such.


Research and development activities
-----------------------------------
During 2003, the Company employed up to four full-time employees and consultants involved in the development of the DebtResolve system. The Company estimates that approximately 3,500 hours were spent in 2003 on research and development activities. In January 2004, the Company substantially completed development and began marketing its online product; accordingly, during 2004, research and development activities were not significant

Employees
---------
As of December 31, 2004, the Company had eight full-time employees.


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

Debt Resolve has a limited operating history and anticipates future losses and negative cash flow. The Company has a limited operating history on which its business and prospects can be evaluated. One should consider the risks, uncertainties, expenses and difficulties frequently encountered by development stage enterprises, particularly companies in new and rapidly evolving markets like the Internet, using new and unproven business models. These risks relate to the Company's ability to:
         o        adapt its business model to changing circumstances;
         o enter into relationships with banks, other financial institutions and collection agencies;
         o        manage growth in its operations;
         o        implement sales and marketing initiatives;
         o continue to develop and upgrade its dispute resolution technology and network;
         o        attract, retain and motivate qualified personnel; and
         o        respond to actions by potential competitors.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other risks and uncertainties. In addition, we expect to incur operating losses and experience negative cash flow in 2005. We anticipates that losses will also increase significantly from current levels as we incur additional costs and expenses related to:
         o        increasing brand awareness and general marketing;
         o        sales and distribution activities;
         o        improving technology and system architecture;
         o        employment of additional personnel; and
         o        scaling up customer service.

Our ability to achieve profitability will depend on our capacity to generate net sales while maintaining reasonable expense levels. We cannot be certain that if we were to achieve profitability, we would be able to sustain or increase profitability on a quarterly or annual basis.

Our future operating results are unpredictable and may fluctuate significantly. The Company's annual and quarterly operating results may fluctuate significantly due to a variety of factors, many of which are outside of its control, including:
         o        demand for its Debt Resolve system;
         o        the value, timing and renewal of contracts;
         o the amount and timing of operating costs and capital expenditures relating to its operations and development of its technology;
         o the ability to successfully execute its sales and marketing strategy;
         o        the introduction of competitive products;
         o        the performance of its dispute resolution technology;
         o        changes in its management team and key personnel;
         o changes in government regulations affecting the receivables recovery and collection industry; and
         o        general economic conditions.

These factors, together with no operating history and an unproven business model, make it difficult to accurately forecast the Company's future revenues or results of operations. As we move from developmental stage to full operations, we also have no meaningful historical financial data upon which to base planned operating expenses. A substantial portion of our operating expenses will be related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly.

To move forward, we will depend on entering into relationships with banks, other financial institutions, debt buyers, other consumer billing companies and collection agencies. In order to provide the DebtResolve system, we will depend on bank and other financial institution representatives to initiate the process by registering delinquent consumer debt claims along with the settlement offers. The loss of this source of submitted claims would harm our business. We cannot be certain that we will be able to enter into relationships with banks, other financial institutions and collection agencies in the future nor can we be certain that we will be able to establish these relationships on favorable terms. The failure to add and retain new clients to our service base would materially adversely affect our business, financial condition and operating results.

Our future success is dependent on increased acceptance of the Internet by creditors and consumers as a medium for dispute resolution. The use of the Internet for dispute resolution is new and rapidly developing. The adoption of online debt collection requires the acceptance of a new way of conducting business, exchanging information and resolving disputes by creditors and consumers that have historically relied on traditional dispute resolution methods. If acceptance of online dispute resolution by these participants does not increase, our business, financial condition and operating results could be materially adversely affected.

We may fail to manage growth in our operations. We are expanding the scope of our operations and increasing the number of our employees accordingly. This growth has placed, and anticipated future operations will continue to place, a significant strain on our management, information systems and other resources. Failure to effectively manage growth, particularly failure to rapidly increase the size and effectiveness of our sales force, could have a material adverse effect on its business, financial condition and operating results.

Our future success also depends on our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such personnel is intense, and there are a limited number of persons with knowledge of, and experience in, the Internet and consumer debt dispute resolution. Our current employees may also voluntarily terminate their employment at any time. Finally, our ability to manage growth in operations will depend in part on implementing operational, financial and management controls, reporting systems and procedures.

The Company's business model depends on successful marketing of its services. Marketing our services in order to grow our customer base is crucial to the success of our business. Currently, we are targeting our marketing efforts towards consumer charge accounts generated in the United States. To continue our growth, we will have to achieve market penetration in this segment and expand our service base to include international consumer charge accounts. We have limited experience marketing our services and may not be able to successfully implement our sales and marketing initiatives. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. New sales and marketing personnel may also require a substantial period of time to become effective. There can be no assurance that marketing efforts will be successful or that we will be able to build the base of creditors and consumers who use our services.

If the Company is unable to build brand recognition, demand for services will be limited. We believe that building brand awareness of the DebtResolve system is critical to increasing demand for our services. Brand recognition is a key differentiating factor among providers of online services, and we believe this will become increasingly important as competition is introduced in its target market. In order to increase brand awareness, we must succeed in our marketing efforts, provide high-quality service, and increase the number of creditors and consumers using our services. If initial users do not perceive the Company's services to be of high quality, the value of our brand could be diluted, which could decrease the attractiveness of our services to creditors and consumers. If we fail to promote and maintain our brand successfully or incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, our business, financial condition and operating results could be materially adversely affected.

The Company depends upon key personnel. The Company depends on the continued services and performance of its executive officers and other key personnel, particularly James D. Burchetta, its Co-Chairman of the Board and Chief Executive Officer. The Company has employment agreements with Mr. Burchetta, as well as with Michael S. Harris, its Executive Vice President and General Counsel. The employment agreements for Messrs. Burchetta and Harris will be in effect until January 13, 2008. If the Company loses the services of Mr. Burchetta or any of its other executive officers and key employees, its business could be materially adversely affected.

The Company's network is susceptible to failures. Substantially all of our computer and communications hardware systems are in leased facilities managed by AT&T Global Services. The Company is exposed to the risk of network failure, both through our own systems and those of our service providers. The Company has a formal disaster recovery plan. Also, our utilization of redundant transmission systems can improve our network's reliability. However, we cannot be certain that the network will avoid downtime. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, terrorist acts, earthquake and similar events, and our business insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at our facilities could cause interruptions or delays in distribution of content and loss of data.

The Company also relies on third parties to facilitate network transmissions. There are no assurances that these transmissions will remain either reliable or secure. Any transmission problems, particularly if those problems persist or recur frequently, could result in lost business from creditors and consumers. Network failures of any sort may have a material adverse effect on our business, financial condition and operating results.

The Company may fail to compete successfully. Competitors may emerge in the online consumer debt settlement market. Larger, well-established and well-financed entities may invest in or form joint ventures to serve this market as the use of the Internet and other online services increases. Increased competition from these or other competitors could adversely affect our business.

The Company might not be able to protect our intellectual property and may face infringement claims. We rely on our intellectual property to protect our proprietary rights, and considers our intellectual property to be critical to our success. The unauthorized use or other misappropriation of our intellectual property by others could diminish the value of our proprietary rights or reputation. If this were to occur, our business could be materially and adversely affected.

The Company currently does not hold patents on our consumer debt-related product, but we do license technology for our proposed product from Charles S. Brofman and James D. Burchetta, two of the directors of the Company, whose patented technology will in the future be incorporated into the Company's products.

Policing and enforcement against the unauthorized use of our intellectual property rights could also entail significant expenses and could prove difficult or impossible. There can be no assurance that third parties will not bring claims of copyright or trademark infringement or patent violation against the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from continuing to provide services.

The Company's officers and directors retain significant control over the Company. Executive officers, directors and entities affiliated with the Company, in the aggregate, beneficially own approximately 70% of its outstanding common stock on a fully-diluted basis. As a result, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by its stockholders, including the election of directors and the approval of mergers or other business combination transactions.

The Company will need additional capital. The Company needs additional capital immediately. If funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to the shares of common stock and its stockholders may experience additional dilution.

In March of 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of an offering of shares to the public. In addition, the Company has entered into an agreement with a private investor who agreed to provide bridge financing. The Company cannot be certain, however, that the planned financings will take place as anticipated. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on its business, financial condition and operating results

The Company will be indirectly impacted by consumer credit and debt collection practices law. Our activities are currently subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, a number of our potential clients, such as credit card issuers, are in highly regulated industries. We will be indirectly impacted by consumer credit and debt collection practices laws. The relationship of a customer and a creditor is extensively regulated by federal, state and local consumer credit and protection laws and regulations. Significant laws include the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, and the Gramm-Leach Bliley Act, as well as applicable comparable statutes in the states and municipalities in which customers reside or in which the banks or other financing institutions that originated the credit account are located. Failure of these parties to comply with applicable federal, state and local laws and regulations could have a negative impact on Debt Resolve. Applicable laws and regulations may limit our ability to collect amounts owing with respect to receivables, regardless of any act or omission on our part. No assurance can be given that any indemnities received from the financial institutions which originated the credit account will be adequate to protect us from losses on the receivables or liabilities to customers. Any new laws or rulings that may be adopted, and existing consumer credit and protection laws may adversely affect our ability to collect the receivables. In addition, the failure of the Company and its affiliates to comply with such requirements could adversely affect our ability to enforce the receivables and result in liability.

The Company depends on the Internet and the development of the Internet's infrastructure. Our success will depend in large part on continued growth in the use of the Internet, particularly for legal matters such as consumer debt settlement. There are critical issues concerning the commercial use of the Internet that remain unresolved. Those issues that we expect to affect the development of the market for our system include:
         o        security;
         o        reliability;
         o        cost;
         o        ease of access;
         o        quality of service; and
         o        increases in available bandwidth.

The Company faces potential liability arising from the storage of personal information concerning disputed claims and other privacy concerns. Any penetration of our network security or other misappropriation of consumers' personal information could subject us to liability. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. We could incur unanticipated expenses, especially in connection with our settlement database, if new regulations regarding the use of personal information are introduced.

Government regulation of the Internet could inhibit growth of the Internet. We could be adversely impacted indirectly by legislation or regulation that fundamentally alters the attractiveness or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Regulators continue to evaluate the best telecommunications policy regarding the transmission of Internet traffic.

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series. And, the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provision, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock are outstanding, and as of December 31, 2004 the Company had no plans to issue any such shares. Subsequent to that date, however, the Company has entered into negotiations on financing agreements that may result in the issuance of shares of convertible preferred stock. The issuance of such shares would adversely affect the voting power and other rights of the holders of common stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate actions.

ITEM 2.  Description of property
The Company leases approximately 2,419 square feet of office space at 707 Westchester Avenue, Suite 409, White Plains, New York 10604. The Company leases this space for $5,594 per month under a lease through July 2005. At that point, the Company may take additional space at a similar rate to accommodate growth, as may be required.

ITEM 3.  Legal proceedings
None.

ITEM 4. Submission of matters to a vote of security holders
None.

PART II

ITEM 5. Market for common equity and related shareholder matters
As of March 22, 2005, there was no public market for the securities of the Company.

During 2004, the Company issued an aggregate of 459,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share to 6 "accredited investors" as that term is defined in Rule 501(a) under the Securities Act of 1933. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated there under. No underwriting discounts or commissions were paid in association with the private placement sales.

As of March 22, 2005, there were 70 record holders of the Company's common stock.

The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6.  Management's discussion and analysis or plan of operation

Since February 24, 2003, we have devoted substantially all of our efforts to planning and budgeting, research and development activities, and raising capital. In the early part of 2004, we substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing our service to banks and other creditors. In February 2004, we implemented our online system, on a test basis, with a collection agency. In July 2004, we implemented our online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. We do not expect to generate significant revenues from these clients during the initial startup periods.

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

As of December 31, 2004 and March 22, 2005, our working capital (deficit) totaled ($120,970) and ($200,964), respectively. We believe that our working capital as of the date of this report is not sufficient to fund our plan of operations beyond April 2005. We intend to continue seeking to raise additional capital over the next 12 months. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan.

2004 costs and expenses
-----------------------
Payroll and related expenses. Payroll and related expenses totaled $906,437 for the year ended December 31, 2004. Included in these expenses are $412,500 of imputed compensation incurred in connection with employment agreements with members of the executive management team, as described in Item 10 below and in Notes 4 and 6 to the financial statements. As of December 31, 2004, the Company had eight full-time employees.

General and administrative expenses. General and administrative expenses totaled $986,850 for the year ended December 31, 2004. These expenses consist of $455,559 for service fees, including legal, consulting and accounting fees, $158,346 for telecommunication costs, including web hosting services, $123,013 for marketing expenses, $95,440 for travel related expenses, $72,721 for rent and occupancy expenses, and $81,771 for other general expenses.

Research and development expenses. Research and development expenses totaled $46,022 for the year ended December 31, 2004. These expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's online product. In January 2004, the Company substantially completed development and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's product have been charged to expense as incurred, but are not classified as research and development expenses.

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

The Company has no off-balance sheet arrangements.

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

ITEM 7.  Financial statements

                               DEBT RESOLVE, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS
                                December 31, 2004

                          INDEX TO FINANCIAL STATEMENTS

     Report of Independent Auditors                                      15

     Balance Sheets                                                      16

     Statements of Operations                                            17

     Statements of Stockholders' Equity                                  18

     Statements of Cash Flows                                            19

     Notes to Financial Statements                                       20

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

March 22, 2005

Board of Directors
Debt Resolve, Inc.
707 Westchester Avenue, Suite 409
White Plains, NY 10604

Gentlemen:

We have audited the balance sheets of Debt Resolve, Inc. as of December 31, 2004 and 2003 and the related statement of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Debt Resolve, Inc. (then named Lombardia Acquisition Corp.) as of December 31, 2002, were audited by other auditors whose report dated March 17, 2003 on those statements included an explanatory paragraph stating that the Company's need for an infusion of additional capital raised substantial doubt about its ability to continue as a going concern discussed in Note 4 to the financial statements.

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

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Debt Resolve, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Becher, Della Torre, Gitto & Company

Ridgewood, NJ
March 22, 2005



                                  DEBT RESOLVE, INC.
                            (A Development Stage Company)
                                    Balance Sheets

                                                                 December 31,
                                                            2003             2004
                                                        ------------     ------------
                         ASSETS
Current assets:
   Cash                                                 $ 1,040,210      $    34,747
   Accounts receivable (net of allowance for
    bad debts of $-0-)                                                         1,219
   Deferred offering expenses                                                 43,540
   Prepaid expenses and other current assets                 32,062           50,350
                                                        ------------     ------------
      Total current assets                                1,072,272          129,856

Fixed assets, net                                            90,517           62,500
                                                        ------------     ------------
Total assets                                            $ 1,162,789      $   192,356
                                                        ============     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    95,643      $    80,021
   Accrued compensation expenses                             95,667           95,667
   Accrued expenses                                          85,269           67,677
   Income taxes payable                                       1,372            1,461
   Loan payable to shareholder                               10,000           10,000
                                                        ------------     ------------
      Total liabilities                                     287,951          254,826
                                                        ------------     ------------

Commitments and contingencies                                    --               --

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding               --               --
   Common stock, 50,000,000 and 50,000,000 shares
      authorized, respectively, $0.001 par value,
      29,020,000 and 29,479,000 shares
      issued and outstanding, respectively                   29,020           29,479
   Additional paid in capital                             3,314,463        4,347,386
   Deficit accumulated during the development stage      (2,468,645)      (4,439,335)
                                                        ------------     ------------
      Total shareholders' equity                            874,838          (62,470)
                                                        ------------     ------------
Total liabilities and shareholders' equity              $ 1,162,789      $   192,356
                                                        ============     ============

     The accompanying notes are an integral part of these financial statements.



                                                   DEBT RESOLVE, INC.
                                              (A Development Stage Company)
                                                Statements of Operations

                                                                                                      Cumulative
                                                                                                    from inception
                                                                                                   (April 21, 1997)
                                                         Year ended December 31,                    to December 31,
                                           ----------------------------------------------------     --------------
                                                2002               2003               2004               2004
                                           --------------     --------------     --------------     --------------
Revenues                                   $         --       $         --       $       2,787      $       2,787
                                           -------------      -------------      -------------      --------------
Costs and expenses:
   Payroll and related expenses                       --            742,845            906,437          1,649,282
   General and administrative expenses             2,401          1,255,498            986,850          2,248,090
   Research and development expenses                  --            453,301             46,022            499,323
   Depreciation expense                               --             13,865             38,013             51,878
                                           --------------     --------------     --------------     --------------
Total expenses                                     2,401          2,465,509          1,977,322          4,448,573
                                           --------------     --------------     --------------     --------------
Loss from operations                              (2,401)        (2,465,509)        (1,974,535)        (4,445,786)
   Interest income                                    --              3,978              4,845              8,823
                                           --------------     --------------     --------------     --------------
Loss before taxes                                 (2,401)        (2,461,531)        (1,969,690)        (4,436,963)

Income taxes                                                          1,372              1,000              2,372
                                           --------------     --------------     --------------     --------------
Net loss                                   $      (2,401)     $  (2,462,903)     $  (1,970,690)     $  (4,439,335)
                                           ==============     ==============     ==============     ==============
Basic and diluted net loss per common
  share                                    $          --      $       (0.09)     $       (0.07)
                                           ==============     ==============     ==============
Basic and diluted weighted average
  number of common shares outstanding            500,000         26,668,753         29,133,746
                                           ==============     ==============     ==============

                     The accompanying notes are an integral part of these financial statements.



                                                        DEBT RESOLVE, INC.
                                                   (A Development Stage Company)
                                                Statements of Shareholders' Equity
                                       From Inception (April 21, 1997) to December 31, 2004

                                                                                                           Deficit
                                      Preferred Stock               Common stock                         accumulated
                                --------------------------  ---------------------------    Additional    during the
                                 Number of                   Number of                       paid in     development
                                  shares         Amount        shares         Amount         capital        stage           Total
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
INCEPTION, APRIL 21, 1997                --   $        --            --    $        --    $        --    $        --    $        --
Issuance of common stock                 --            --       500,000            500             --             --            500
Net loss                                 --            --            --             --             --           (330)          (330)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997             --            --       500,000            500             --           (330)           170
Capital contribution                                   --            --             --             20             --             20
Net loss                                 --            --            --             --             --           (190)          (190)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998             --            --       500,000            500             20           (520)            --
Capital contribution                                   --            --             --            209             --            209
Net loss                                 --            --            --             --             --           (209)          (209)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999             --            --       500,000            500            229           (729)            --
Capital contribution                                   --            --             --          1,387             --          1,387
Net loss                                 --            --            --             --             --         (1,387)        (1,387)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000             --            --       500,000            500          1,616         (2,116)            --
Capital contribution                                   --            --             --          1,225             --          1,225
Net loss                                 --            --            --             --             --         (1,225)        (1,225)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001             --            --       500,000            500          2,841         (3,341)            --
Capital contribution                     --            --            --             --          2,401             --          2,401
Net loss                                 --            --            --             --             --         (2,401)        (2,401)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002             --            --       500,000            500          5,242         (5,742)            --

Sales of Common stock to
  principal shareholders                 --            --    22,500,000         22,500             --             --         22,500
Sales of Common stock                    --            --     3,600,000          3,600             --             --          3,600
Common stock issued to pay
  consulting fees                        --            --       135,000            135         26,865             --         27,000
Common stock issued to pay
  compensation                           --            --       145,000            145         28,855             --         29,000
Conversion of loan into
  Common stock                           --            --       500,000            500         99,500             --        100,000
Conversion of loan into
  Common stock                           --            --        50,000             50          9,950             --         10,000
Rescinded Common stock issued
  to pay compensation                    --            --      (145,000)          (145)       (28,855)            --        (29,000)
Rescinded conversion of loan
  into Common stock                      --            --       (50,000)           (50)        (9,950)            --        (10,000)
Capital contributed from the
  waiver of accrued compensa-
  tion and consulting fees               --            --            --             --        853,567             --        853,567
Capital contributed from the
  waiver of royalty fee                  --            --            --             --        600,000             --        600,000
Sales of Common stock in
  private placement                      --            --     1,785,000          1,785      1,783,215             --      1,785,000
Offering costs of private
  placement                              --            --            --             --        (53,926)            --        (53,926)
Net loss                                 --            --            --             --             --     (2,462,903)    (2,462,903)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003             --   $        --    29,020,000    $    29,020    $ 3,314,463    $(2,468,645)   $   874,838

Common stock issued to pay
  consulting fees                        --            --         9,000              9          8,991             --          9,000
Sales of common stock in
  private placement                      --            --       450,000            450        449,550             --        450,000
Capital contributed from
  imputed compensation                   --            --            --             --        412,500             --        412,500
Capital contributed from
  the grant of stock
  options to pay for
  consulting services                    --            --            --             --        161,882             --        161,882
Net loss                                 --            --            --             --             --     (1,970,690)    (1,970,690)
                                ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004             --   $        --    29,479,000    $    29,479    $ 4,347,386    $(4,439,335)   $   (62,470)
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


                                                   DEBT RESOLVE, INC.
                                             (A Development Stage Company)
                                               Statements of Cash Flows

                                                                                                           Cumulative
                                                                                                         from inception
                                                                                                        (April 21, 1997)
                                                                   Year ended December 31,               to December 31,
                                                       ----------------------------------------------     ------------
                                                           2002             2003             2004             2004
                                                       ------------     ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                               $    (2,401)     $(2,462,903)     $(1,970,690)     $(4,439,335)
Adjustments to reconcile net loss to net cash
     used by operating activities:
   Depreciation                                                 --           13,865           38,013           51,878
   Capital contributions from waived and
    imputed compensation and waived royalty
    and consulting fees                                      2,401        1,453,567          412,500        1,871,309
   Common stock issued in lieu of compensation                  --           27,000               --           27,000
   Stock options granted for consulting services                --               --          161,882          161,882
   Deferred offering expenses                                   --               --          (43,540)         (43,540)
   Increase in accounts receivable                              --               --           (1,219)          (1,219)
   Increase in prepaid expenses                                 --          (32,062)         (18,288)         (50,350)
   Increase(decrease) in accounts payable                       --           95,643          (15,623)          80,020
   Increase(decrease) in accrued expenses                       --          180,936          (17,592)         163,344
   Increase in income taxes payable                             --            1,372               89            1,461
                                                       ------------     ------------     ------------     ------------
      Net cash used in operating activities                     --         (722,582)      (1,454,468)      (2,177,550)
                                                       ------------     ------------     ------------     ------------
Cash flows from investing activities:
   Purchases of fixed assets                                    --         (104,382)          (9,995)        (114,377)
                                                       ------------     ------------     ------------     ------------
      Net cash used in investing activities                     --         (104,382)          (9,995)        (114,377)
                                                       ------------     ------------     ------------     ------------
Cash flows from financing activities
   Issuance of common stock                                     --        1,757,174          459,000        2,216,674
   Shareholders' loans                                          --          110,000               --          110,000
                                                       ------------     ------------     ------------     ------------
      Net cash provided by financing activities              2,401        1,867,174          459,000        2,326,674
                                                       ------------     ------------     ------------     ------------
Net increase (decrease) in cash                                 --        1,040,210       (1,005,463)          34,747
Cash at beginning of period                                     --               --        1,040,210               --
                                                       ------------     ------------     ------------     ------------
Cash at end of period                                  $        --      $ 1,040,210      $    34,747      $    34,747
                                                       ============     ============     ============     ============

There were no cash payments for interest.

Cash payments for income taxes                         $        --      $        --      $       911      $       911
                                                       ============     ============     ============     ============
Non cash investing and financing activities
  Conversion of shareholder's loan to common stock     $        --      $   100,000      $        --      $   100,000
                                                       ============     ============     ============     ============
Non cash capital contributions from waived and imputed
  compensation and waived royalty and consulting fees  $     2,401      $ 1,453,567      $   412,500      $ 1,871,309
                                                       ============     ============     ============     ============
Non cash capital contribution from
  stock options granted for consulting services        $        --      $        --      $   161,882      $   161,882
                                                       ============     ============     ============     ============

                      The accompanying notes are an integral part of these financial statements.

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004

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

On February 24, 2003 a Board of Directors was formed.

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

         Development stage activities
         ----------------------------

Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. In December 2004, a major commercial bank signed an agreement to use the DebtResolve system. We have not earned, nor did we expect to generate, significant revenues from these clients during the initial start-up periods.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Going concern
         -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2004, the Company's working capital was not sufficient to fund its plan of operations beyond January 2005. Subsequent to that date, however, the Company has been successful in raising additional capital through private equity investments. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. If the Company is unable to raise sufficient additional capital, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

         Revenue recognition
         -------------------

The Company earned revenue during 2004 from a collection agency that implemented the Company's online system. Revenue is earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system. Revenue is earned and recognized when the settlement amount of debt is collected by the Company's client.


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

During 2004, the Company granted options to purchase 1,740,000 shares of its common stock to five employees and two members of its Board of Advisors, exercisable at $1.00 per share. During 2004, the Company granted options to purchase 1,000,000 shares of its common stock to a consultant in order to settle a dispute regarding unpaid consulting fees and expenses and in exchange for the consultant's agreement to continue to seek additional investors for the Company. These options are fully vested as of the grant date, November 9, 2004, are exercisable at $1.00 per share and expire on November 9, 2009. The fair value of these options was estimated to be $161,882 as of the grant date using the Black-Scholes option pricing model. The Company recorded a capital contribution of $161,882, relieved $83,653 from accounts payable and accrued expenses related to this consultant and charged $78,229 to general and administrative expenses. As of December 31, 2004, there were options to purchase 7,008,333 shares outstanding, of which 6,658,333 had vested. As of December 31, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.74 and 6.92 years, respectively. The following table illustrates the pro forma effects on net loss and net loss per common share for the years ended December 31, 2004, 2003 and 2002 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.


                                                            Year ended December 31,
                                                 -----------------------------------------------
                                                      2002             2003             2004
                                                 -------------    -------------    -------------
Net loss - as reported                           $     (2,401)    $ (2,462,903)    $ (1,970,690)

Pro forma compensation cost, net of taxes                  --          366,166          242,686
                                                 -------------    -------------    -------------
Net loss - pro forma                             $     (2,401)    $ (2,829,069)    $ (2,213,376)
                                                 =============    =============    =============
Basic and diluted net loss per common share
  - as reported                                  $         --     $      (0.09)    $      (0.07)
                                                 =============    =============    =============
Basic and diluted net loss per common share
  - pro forma                                    $         --     $      (0.11)    $      (0.08)
                                                 =============    =============    =============

Basic and diluted weighted average number of
  common shares outstanding                           500,000       26,668,753       29,133,746
                                                 =============    =============    =============
Basic and diluted weighted average number of
  common shares outstanding - pro forma               500,000       26,668,753       29,133,746
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


                                           Year ended December 31,
                                 -----------------------------------------------
                                      2002             2003             2004
                                 -------------    -------------    -------------

Numerator
 Net loss                        $     (2,401)    $ (2,462,903)    $ (1,970,690)
                                 =============    =============    =============

Denominator
  Weighted average common
    shares outstanding                500,000       26,668,753       29,133,746
                                 =============    =============    =============

Incremental common shares
(not included in denominator
of diluted earnings per
share calculation due to their
anti- dilutive nature)
attributable to
exercise/conversion of:
   Outstanding options                     --          465,797        1,538,383
   Preferred stock                         --               --               --
                                 -------------    -------------    -------------
                                           --          465,797        1,538,383
                                 =============    =============    =============


3.       PROPERTY AND EQUIPMENT:
         -----------------------

                                                                December 31,
                                       Useful life                  2004
                                       -----------               ----------
Computer equipment                       3 years                 $  70,971
Computer software                        3 years                     1,919
Office equipment                         3 years                     2,192
Furniture and fixtures                   5 years                    24,250
Leasehold improvements                  Lease term                  15,046
                                                                 ----------
                                                                   114,378
Less: accumulated depreciation                                     (51,878)
                                                                 ----------
                                                                 $  62,500
                                                                 ==========

Depreciation expense totaled $38,013, $13,865, and $-0- for the years ended December 31, 2004, 2003 and 2002, respectively.


4.       SHAREHOLDERS' EQUITY:
         ---------------------

On February 24, 2003, the Principal Shareholders purchased 22,500,000newly-issued shares of the Company's common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Shareholders. On February 14, 2003, but effective January 13, 2003, five other individuals, consisting of consultants to the Company and members of the Company's management team, purchased an aggregate of 3,600,000 newly-issued shares of the Company's common stock for an aggregate cash payment of $3,600.

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

During 2004, the Company issued an aggregate of 450,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share.

Under the terms of their amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during 2004 (see Note 6). The Company recorded compensation expense and a capital contribution totaling $412,500 during 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries.

5.       STOCK OPTIONS:
         --------------

The following table summarizes stock option activity:


                                                                      Weighted
                                                                       average
                                                                       exercise
                                                       Number of       price per
                                                        options          share
                                                      -----------     ----------

         Outstanding at January 1, 2001                       --      $      --

         Granted                                              --             --
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2001                     --             --

         Granted                                              --             --
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2002                     --             --

         Granted                                       4,268,333           0.57
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2003              4,268,333      $    0.57

         Granted                                       2,740,000           1.00
         Exercised                                            --             --
         Forfeited                                            --             --
         Expired                                              --             --
                                                      -----------     ----------
         Outstanding at December 31, 2004              7,008,333      $    0.74
                                                      ===========     ==========

The following table summarizes information about stock options outstanding as of December 31, 2004:

                              Stock options outstanding          Stock options excercisable
                       ---------------------------------------   --------------------------
                                       Weighted     Weighted                    Weighted
                                       average      average                     average
          Exercise      Number of     remaining     exercise      Number of     exercise
            price         shares         life        price          shares       price
         -----------   -----------   -----------   -----------   -----------   -----------
         $     0.20       435,000          8.27    $     0.20       435,000    $     0.20
         $     0.50     3,000,000          8.44    $     0.50     3,000,000    $     0.50
         $     1.00     3,573,333          3.49    $     1.00     3,223,333    $     1.00
                       -----------   -----------   -----------   -----------   -----------
                        7,008,333          5.91    $     0.74     6,658,333    $     0.72
                       ===========   ===========   ===========   ===========   ===========

6.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Limited license agreement
         -------------------------
On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. In February 2004, the License was amended (the "Amendment") to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company will pay a royalty fee to the Licensors as follows: (1) in 2004, the Company will pay no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company's annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the "Fee"); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors'continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company. In addition, pursuant to the Amendment, if the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the "Minimum Annual Gross Revenue Clause"), the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

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

Royalty fee expense, which is included in general and administrative expenses, totaled $-0- and $600,000 for the years ended December 31, 2004 and 2003, respectively. The Licensors waived the entire amount of the royalty fee for the year ended December 31, 2003, resulting in a capital contribution of $600,000.

         Employment agreements
         ---------------------
The Company has entered into employment agreements with four executives. Future aggregate minimum compensation under these agreements as of December 31, 2004 is as follows:

         2005               $  473,014
         2006                  300,000
         2007                  300,000
         2008                   16,438
                            -----------
         Total              $1,089,452
                            ===========

The employment agreements with Messrs. Burchetta and Harris are effective through January 13 2008. The employment agreement with Mr. Silberstein, originally effective through December 31, 2004 was terminated in October 2004 coincident with his resignation. These agreements provide each executive with an initial annual compensation of $240,000 and contain provisions for annual increases based on "cost-of-living" changes. The employment agreements with Messrs. Burchetta and Harris contain provisions under which their annual compensation may increase to $600,000 if the Company achieves certain operating milestones and also provide for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in their agreements. Compensation expense under the agreements with Messrs. Burchetta, Harris and Silberstein totaled $586,167 for the year ended December 31, 2003. Messrs. Burchetta, Harris and Silberstein are three of the executives mentioned in Note 4 above, who waived the entire amount of their compensation during 2003.

Each of Messrs. Burchetta, Harris and Silberstein amended their employment agreements on February 25, 2004, with each agreeing to modify their respective level of compensation, subject to the Company meeting certain financial and performance milestones. The employment agreements, as amended, provide that the base salary for each of Messrs. Burchetta, Harris and Silberstein will be as follows: (1) if at the date of any salary payment, the aggregate amount of the Company's net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover the Company's projected cash flow requirements (as established by the Company's Board of Directors in good faith from time to time) for the following succeeding 12 months (the "Projected Cash Requirement"), the annual base salary will be $150,000; and (2) if at the date of any salary payment, the Company's net cash on hand provided from operating activities is sufficient to cover the Company's Projected Cash Requirement, the annual base salary will be $240,000, and increased to $450,000 upon the later to occur of (a) January 1, 2004 and (b) the date upon which the Company completes the sale or license of its system with respect to 400,000 consumer credit accounts. Since the annual base salaries of Messrs. Burchetta and Harris are subject to the Company meeting these specified financial and performance milestones, any salary payments to Messrs. Burchetta and Harris will be allocated equally among each of them at the time payment is made.

Under the terms of the amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during 2004. The Company recorded compensation expense and a capital contribution totaling $412,500 in 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. In addition to the agreements above, the Company also had an employment agreement with Mr. Cacciamatta which expired on December 31, 2003. The employment agreement provided for annual compensation of $100,000. Mr. Cacciamatta resigned from the board of directors and as Chief Financial Officer effective October 1, 2003. Compensation expense under the agreement with Mr. Cacciamatta totaled $95,667 for the year ended December 31, 2003, including $25,000 for accrued severance. The entire amount of Mr. Cacciamatta's compensation for 2003 was unpaid as of December 31, 2004 and 2003 and is included in accrued compensation expenses. The Company and Mr. Cacciamatta have not agreed to the terms of payment of Mr. Cacciamatta's unpaid compensation.


         Office lease
         ------------

The Company leases office facilities under a non-cancelable operating lease through July 2005. Rent expense and utilities for the years ended December 31, 2004 and 2003 was $72,721 and $39,603, respectively. Future aggregate minimum lease payments as of December 31, 2004 are $39,158 for 2005.

7.       INCOME TAXES:
         -------------

For U.S. federal income tax purposes, expenses of the Company have been capitalized as start-up costs and are subject to amortization once business begins.

The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                      Year ended December 31,
                                               -------------------------------------
                                                  2002          2003        2004
                                              -----------  -----------  -----------
Statutory federal income tax rate (benefit)      (35.00)%    (35.00)%     (35.00)%
Nondeductible expenses:
Waived compensation and consulting fee               --       12.14           --
Imputed compensation expense                         --          --         7.33
Waived royalty fee                                   --        8.53           --
Deferred start-up costs not recognized
due to valuation allowance                        35.00       14.33           --
Net operating loss benefit not recognized
Due to valuation allowance                           --          --        27.67
                                              -----------  -----------  -----------
Effective tax rate                                0.00%        0.00%        0.00%
                                              ===========  ===========  ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company's deferred tax assets are as follows:
                                                    December 31,
                                             -------------------------
                                                 2003           2004
                                             ----------     ----------
         Deferred tax asset:
         Deferred start-up costs
             Federal                         $ 352,662      $  187,107
             State                              87,913          46,937
         Net operating loss carryforward            --         891,559
         Less: valuation allowance            (440,575)     (1,125,603)
                                             ----------     ----------
         Net deferred tax asset              $      --      $      --
                                             ==========     ==========

         Increase in valuation allowance     $ 438,565      $  685,028
                                             ==========     ==========

Due to the uncertainty surrounding the realization of the benefits of deferred start-up costs and net operating loss carryforward, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2003 and 2004.

8.       TRANSACTIONS WITH RELATED PARTIES:
         ----------------------------------

As described in Note 6 above, on February 20, 2003, and amended in February 2004, the Company entered into a Limited License Agreement with Messrs. Brofman and Burchetta, directors of the Company, which provides for a royalty fee payable to the Licensors, subject to minimum annual amounts, and which contains certain termination rights of the Licensors.

Effective January 13, 2003, the Company entered into a consulting agreement with Mr. Brofman as non-executive Co-Chairman of the Board. The consulting fee expense under this agreement, which is included in general and administrative expenses, totaled $222,000 for year ended December 31, 2003. Mr. Brofman is one of the individuals mentioned in Note 4 above, who waived the entire amount of his consulting fee during 2003. The Company and Mr. Brofman mutually agreed to terminate the consulting agreement on February 25, 2004. Although the consulting agreement has been terminated, Mr. Brofman continues to serve as the Co-Chairman of the Board.

In March 2003, the Company's former Chief Financial Officer, Mr. Cacciamatta, provided the Company with a $10,000 loan. As described in Note 4, the Company agreed to issue 50,000 shares of its common stock at $0.20 per share (representing fair value at that time as determined by the board of directors)as repayment for the loan. However, Mr. Cacciamatta later rescinded his acceptance of the Company's common stock as repayment for the loan and the Company reversed the original transaction and restored the original loan payable to shareholder amount. There is no formal loan agreement and the Company and Mr. Cacciamatta have not agreed upon any terms for payment of interest or repayment of the loan.

Mr. Harris's wife has provided bookkeeping services to the Company since July 2003. During 2004 and 2003, Mrs. Harris's fees totaled $12,737 and $8,275, respectively and are included in general and administrative expenses. As of December 31, 2004 and 2003, unpaid fees due to Mrs. Harris totaled $750 and $8,275, respectively, and are included in accounts payable.

9.       SUBSEQUENT EVENTS:
         ------------------

In March of 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of an offering of shares to the public. In addition, the Company entered into an agreement with a private investor who agreed to provide bridge financing. The Company cannot be certain, however, that the planned financings will take place as anticipated. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on its business, financial condition and operating results


10.      RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:
         -------------------------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123 - Revised"). SFAS 123 - Revised is a revision of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), and supercedes ABP Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYESS ("APB 25"), and its related implementation guidance. SFAS 123 - Revised establishes standard for the accounting for transaction in which an entity exchanges its equity instrument for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. SFAS 123- Revised requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123 - Revised eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123
- Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 - Revised is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Currently, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of APB 25. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

The Company will evaluate the requirements of SFAS 123 - Revised and plans to adopt its provisions as soon as practicable. The Company believes that the effect of implementing SFAS 123 - Revised are reasonably disclosed in Note 2 to the financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB NO. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and ABP No. 29 do not apply to the acquisition of nonmonetary assets or services on issuance of the capital stock of an entity.

Currently, the Company has not had any exchanges of nonmonetary assets within the meaning of SFAS 153 and adoption of SFAS 153 had no effect on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67 ("SFAS 152"). SFAS 152 amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provide in AICPA Statement of Position 04-02, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. It also aments FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATION OF REAL ESTATE PROJECTS, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Currently, the Company has not had any real estate time-sharing transactions and adoption of SFAS 152 had no effect on the Company's financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Currently, the Company has no inventory costs and adoption of SFAS 151 had no effect on the Company's financial position or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS -- AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106 ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans. Currently, the Company does not have a pension plan or postretirement benefit plan and adoption of SFAS 132 had no effect on the Company's financial position or results of operations.

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


ITEM 8. Changes in and disagreements with accountants on accounting and financial disclosure

On January 7, 2004, the Company replaced Baron Accountancy Corporation as its independent accountant. Baron Accountancy Corporation had been previously engaged as the principal accountant to audit the Company's financial statements. The reason for the replacement of Baron Accountancy Corporation was that during 2003, the Company moved the location of its principal offices from Irvine, California to White Plains, New York. The Company believes that it is in its best interests to engage an independent accounting firm located closer to its new principal offices. Therefore, the Company retained Becher, Della Torre, Gitto & Company as its new independent accountant effective January 7, 2004. Becher, Della Torre, Gitto & Company is located at 76 North Walnut Street, Ridgewood, New Jersey 07450.

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

ITEM 8A.  Controls and procedures

Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Our management, with participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2004.

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

PART III

ITEM 9. Directors, executive officers, promoters and control persons; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers of the Company with certain information regarding them:

                                                                                         Shares of                 Percent of
                                                                                        common stock              common stock
                                                                                        beneficially              beneficially
           Name             Age              Position                                      owned                     owned
------------------------------------------------------------------------------------------------------------------------------
James D. Burchetta          55  Chief Executive Officer, Co-Chairman of the Board           6,850,000    (1)         21.10%
------------------------------------------------------------------------------------------------------------------------------
Charles S. Brofman          48  Co-Chairman of the Board                                   10,000,000    (2)         33.72%
------------------------------------------------------------------------------------------------------------------------------
Michael S. Harris           55  Executive Vice President, General
                                Counsel, Secretary, Director                                2,420,000    (3)          8.16%
------------------------------------------------------------------------------------------------------------------------------
Alan M. Silberstein         57  Director                                                    3,025,000    (4)          9.26%
------------------------------------------------------------------------------------------------------------------------------
Lawrence E. Dwyer, Jr.      61  Director                                                    1,183,333    (5)          3.97%
------------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.      64  Director                                                      609,900    (6)          2.03%
------------------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group (6 persons)  (7)                           24,088,233                72.40%
------------------------------------------------------------------------------------------------------------------------------

(1)      Includes 350,000 shares held by Park Avenue
         Associates, Inc., a corporation controlled by Mr. Burchetta.

(2) Includes 8,000,000 shares held by Arisean Capital Ltd., a corporation that includes Mr. Brofman's minor children.

(3)      Includes 80,000 shares held by two minor children of Mr. Harris.

(4) Includes options to purchase 3,000,000 shares of common stock, exercisable at $0.50 per share.

(5) Includes options to purchase 183,333 shares of common stock, exercisable at $1.00 per share.

(6) Includes options to purchase 435,000 shares of common stock, exercisable at $0.20 per share.

(7) In addition, (i) Earle Zimmerman, who is not a director or executive officer, beneficially owns a total of 3,885,000 shares of common stock, which includes options to purchase 2,000,000 shares of common stock, exercisable at $1.00 per share, and (ii) the James D. Burchetta, Sr.
Family Trust of which James D. Burchetta, Jr. is the trustee, beneficially owns a total of 3,000,000 shares of common stock.

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

CHARLES S. BROFMAN was appointed non-executive Co-Chairman of the Board of Debt Resolve as of January 13, 2003. Mr. Brofman was the co-founder of Cybersettle, Inc., and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a J.D. degree from Fordham University Law School in 1981 and is a member of the New York State Bar.

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

ALAN M. SILBERSTEIN was elected President and Chief Operating Officer and a member of Debt Resolve's Board of Directors in June 2003. Mr. Silberstein submitted his resignation as the Company's President and Chief Operating Officer, effective October 15, 2004, to pursue other personal interests, but he continues to serve as a director. Mr. Silberstein has worked in the financial services sector for over 30 years, most recently as President and CEO of Western Union. He headed consumer banking at Midlantic Bank(now PNC) and Chemical Bank (now JPMorgan Chase) with executive experience in consumer credit, technology and operations. Mr. Silberstein received a B.S. degree in Engineering from Columbia University and an M.B.A. from Harvard University in 1972.

LAWRENCE E. DWYER, JR. was elected a director of Debt Resolve in February 2003. Mr. Dwyer is the former President of The Westchester County Association Inc., having served from 1994 to 2003, and is active in local, state and national politics. The Westchester County Association is a member of the Business Council of New York State and its membership includes many Fortune 500 companies. Mr. Dwyer also presently serves on two regional task forces for New York Governor George Pataki. Mr. Dwyer has been the Chairman of the Westchester, Nassau & Suffolk Municipal Officials Association, New York State Ethics Advisory Board and presently serves on the Board of Directors of the Lubin School of Business at Pace University, The Westchester Land Trust, Westchester Business Accelerator, Transportation Management Organization, The Lyndhurst Council, The Westchester Housing Fund and Westchester Community College Foundation. Mr. Dwyer received a Master's degree in education and a Master's of Arts degree in Administration from Teachers College, Columbia University.

WILLIAM M. MOONEY, JR. was elected a director of Debt Resolve in April 2003. Mr. Mooney currently serves as a Senior Vice President at Independence Community Bank, where he is responsible for all of the bank's business activities in Westchester and Connecticut. Mr. Mooney has been involved in the banking sector in an executive capacity for over 30 years. Prior to joining Independence, he served for four years as an Executive Vice President and member of the Management Committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity, as well as business development and government relations. Mr. Mooney also spent 23 years at Chemical Bank, and, following its merger with Chase Manhattan Bank, at Chase Manhattan, where he was a Senior Vice President with responsibilities including oversight of all retail business (including the bank's branches in Rockland, Westchester and New York
City), as well as mid and small business lending activities. Mr. Mooney has been very active in the community and was the President of the Westchester Partnership for Economic Development. He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College. He has served on the Board of Trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters, the Hispanic Chamber of Commerce and is a former Trustee of the Council for the Arts. Mr. Mooney received a B.A. degree in Business Administration from Manhattan College. He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia.

ITEM 10.  Executive Compensation

                                                    Summary compensation table
                                                                                  Restricted   Securities   Long-term
                                                                  Other annual      stock      underlying   incentive     All other
     Name and                         Salary           Bonus      compensation      awards    options/SARs    plan      compensation
 principal position        Year         ($)              ($)           ($)             ($)          (#)     payouts ($)      ($)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
James D. Burchetta
  - Chief Executive
    Officer,
    Co-Chairman            2002       $     --        $    --      $      --       $    --           --     $    --       $      --
    of the Board (1)    ------------------------------------------------------------------------------------------------------------
                           2003       $222,000        $    --      $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $150,000       $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Charles S. Brofman
  - Co-Chairman
    of the Board (2)       2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $ 222,000       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $     --       $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Michael S. Harris
  - Executive Vice
    President, General
    Counsel, Secretary,
    Director (3)           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $229,500(a)    $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $150,000(a)    $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Alan M. Silberstein
  - Director, former
    President and Chief
    Operating Officer (4)  2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $134,667       $    --       $      --       $    --    3,000,000     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $112,500       $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
Lawrence E. Dwyer, Jr.
  - Director (5)           2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $  45,400       $    --      183,333     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $     --       $    --       $   1,677       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.
  - Director               2002       $     --       $    --       $      --       $    --           --     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $      --       $    --      435,000     $    --       $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $     --       $    --       $      --       $    --           --     $    --       $      --
------------------------------------------------------------------------------------------------------------------------------------
John M. Porta
  - former Executive Vice
    President and Chief
    Financial Officer      2002       $     --       $    --       $      --       $      --           --    $    --      $      --
      (6)               ------------------------------------------------------------------------------------------------------------
                           2003       $     --       $    --       $      --       $      --      200,000    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $     --       $    --       $      --       $      --           --    $    --      $      --
------------------------------------------------------------------------------------------------------------------------------------
Danilo Cacciamatta
  - former Chief
    Financial Officer,
    former Director
    (7)                    2002       $     --       $    --       $      --       $      --           --    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2003       $ 95,667       $    --       $      --       $      --           --    $    --      $      --
                        ------------------------------------------------------------------------------------------------------------
                           2004       $    N/A       $   N/A       $     N/A       $     N/A          N/A    $   N/A      $     N/A
------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Burchetta has an employment agreement with our company, but waived his compensation during the year ended December 31, 2003 and was not paid. In addition, under the terms of his amended employment agreement, no salary payments were made to Mr. Burchetta during the year ended December 31, 2004. We recorded compensation expense and a capital contribution during the year ended December 31, 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary. The agreement with Mr. Burchetta is described in the section "Executive Compensation - Employment Agreements" below and in
Note 6 to the financial statements.

(2) Mr. Brofman had a consulting agreement with our company, but waived his fee during the year ended December 31, 2003 and was not paid. Mr. Brofman and we mutually agreed to terminate his consulting agreement on February 25, 2004. The agreement with Mr. Brofman is described in the section "Certain Relationships and Related Transactions" and in Note 8 to the financial statements.

(3) Mr. Harris has an employment agreement with our company, but waived his compensation during the year ended December 31, 2003 and was not paid. In addition, under the terms of his amended employment agreement, no salary payments were made to Mr. Harris during the year ended December 31, 2004. We recorded compensation expense and a capital contribution during the year ended December 31, 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Harris, as if we had met the condition for paying his salary. The agreement with Mr. Harris is described in the section "Executive Compensation - Employment Agreements" below and in Note 6 to the financial statements.

(4) Mr. Silberstein had an employment agreement with Company, which terminated with his resignation in October 2004. Mr. Silberstein waived his compensation during the year ended December 31, 2003 and was not paid. Under the terms of his amended employment agreement, no salary payments were made to Mr. Silberstein during the year ended December 31, 2004. We recorded compensation expense and a capital contribution during the year ended December 31, 2004, representing an imputed compensation expense for the minimum base salary amount under the agreement with Mr. Silberstein, as if we had met the condition for paying his salary. The agreement with Mr. silberstein is described in the section "Executive Compensation - Employment Agreements" below and in Note 6 to the financial statements.

(5) Mr. Dwyer had a consulting agreement with the Company, but waived his fees during the year ended December 31, 2003 and was not paid. The consulting agreement with Mr. Dwyer provided for a consulting fee of $4,000 per month. This agreement expired in January 2004 and was not renewed.

(6) Mr. Porta resigned from his position coincident with the expiration of his employment agreement with us on December 31, 2004. Mr. Porta worked for us since September 2003 on a part-time basis without compensation.

(7) Mr. Cacciamatta resigned from the board of directors and as Chief Financial Officer effective October 1, 2003. Compensation expense under the agreement with Mr. Cacciamatta totaled $95,667 for the year ended December 31, 2003, including $25,000 for accrued severance. The entire amount of Mr. Cacciamatta's compensation for 2003 was unpaid as of December 31, 2003 and is included in accrued compensation expenses in the financial statements. The Company and Mr. Cacciamatta have not agreed to the terms of payment of Mr. Cacciamatta's unpaid compensation.

Option/SAR grants in the last fiscal year

There were no stock options granted to the named directors and executive officers during the year ended December 31, 2004.

The following table sets forth certain information regarding stock options exercised during 2004 by the named directors and executive officers and the number and value of options held by those executives at December 31, 2004. The values of unexercised in-the-money stock options shown below are presented pursuant to SEC rules. There is no assurance that the values of unexercised in-the-money options shown below will be realized.

Aggregated option/SAR exercises in last fiscal year and fiscal year end option/SAR values


                                                                     Number of securities
                                                                    underlying unexercised           Value of unexcercised
                                                                    options/SARs at fiscal          in-the-money ptions/SARs
                                                                     fiscal year end (#)             at fiscal year end ($) (a)
------------------------------------------------------------------------------------------------------------------------------
                           Shares acquired      Value
      Name                  on exercise (#)   realized ($)       Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------
William M. Mooney, Jr.            --           $       --           435,000           --       $   348,000          $       -
------------------------------------------------------------------------------------------------------------------------------

Alan M. Silberstein               --           $       --         3,000,000            --      $ 1,500,000          $       -
------------------------------------------------------------------------------------------------------------------------------

Lawrence E. Dwyer, Jr.            --           $       --           183,333           --       $         -          $       -
------------------------------------------------------------------------------------------------------------------------------

John M. Porta                     --           $       --          200,000             --      $         -          $       -
------------------------------------------------------------------------------------------------------------------------------

(a) Based on most recent sale price of common stock in private placement sales of $1.00 per share


Long-term incentive plans
-------------------------

The Company currently has no long-term incentive plans.

ITEM 11. Security ownership of certain beneficial owners and management

Item 9 above lists the beneficial ownership of the Company's shares by all directors and executive officers as well as by Earle Zimmerman and the James D. Burchetta, Sr. Family Trust, who each have greater than 5% beneficial ownership of the Company's shares. There are no other owners of more than 5% beneficial ownership of the Company's common stock.

ITEM 12.  Certain relationships and related transactions

Under the caption LIMITED LICENSE AGREEMENT in Item 1 above, is a description of the limited license agreement between the Company and Messrs. Burchetta and Brofman. Transactions with related parties are also described in Item 7 above in
Note 8 to the financial statements.

ITEM 13.  Exhibits and reports on Form 8-K

(a)  Exhibits
     --------

3.1      Certificate of Incorporation of the Company (1)
3.2      Bylaws of the Company (1)
4.1      Specimen of Common Stock Certificate (1)
10.3 Amendment to Limited License Agreement, dated February 25, 2004, between the Company and James D. Burchetta and Charles S. Brofman (2)
10.4 Amendments to Employment Agreements, dated February 25, 2004, between the Company and James D. Burchetta, Michael S. Harris and Alan M. Silberstein (2)
31.1     Certification required by Rule 13(a)-14(a).
32.1     Certification required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.
99.1     Certifications pursuant to Sec. 906

(1) Previously included as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on February 15, 2000.
(2) Previously included as an exhibit to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

(b)  Reports on Form 8-K
     -------------------

None.


ITEM 14. Principal accountant fees and services

Baron Accountancy Corporation served as the Company's independent auditors for the year ended December 31, 2002. As described in Item 8 above, effective January 7, 2004, the Company has engaged Becher, Della Torre, Gitto & Company as its new independent auditors for the years ended December 31, 2004 and 2003.

Audit fees
----------

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB. The aggregate amount of the audit fees billed by Baron Accountancy Corporation was $250 in 2002 and $750 in 2003. The aggregate amount of the audit fees billed by Becher, Della Torre, Gitto & Company was $35,922 and $25,000 in 2004 and 2003, respectively.

Audit related fees
------------------

No audit related fees were billed by the Company's independent auditors in 2002, 2003 and 2004.


Tax fees
--------

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. No tax fees were billed by Baron Accountancy Corporation in 2002. The aggregate amount of the tax fees billed by Becher, Della Torre, Gitto & Company was $5,735 and $4,800 in 2004 and 2003, respectively.

All other fees
--------------

No other fees were billed by the Company's independent auditors in 2002, 2003 and 2004.

Audit committee
---------------

The members of the Company's audit committee are Messrs. Brofman, Dwyer and Mooney. The Company's board of directors and audit committee approved the decision to change the Company's independent auditors for the year ending December 31, 2003 and approved the services rendered and fees charged by the Company's new independent auditors. The audit committee has reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2004 with management. In addition, the audit committee has discussed with Becher, Della Torre, Gitto & Company, the Company's independent auditors, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). The audit committee also has received the written disclosures and the letter from Becher, Della Torre, Gitto & Company as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of Becher, Della Torre, Gitto & Company with that firm.

Based on the audit committee's review of the matters noted above and its discussions with the Company's independent auditors and the Company's management, the audit committee recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Debt Resolve, Inc.

Dated: March 22, 2005              By:  /s/ JAMES D. BURCHETTA
                                        ------------------------------
                                            James D. Burchetta
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----

/s/ James D. Burchetta      Chief Executive Officer,              March 22, 2005
-----------------------       Co-Chairman of the Board
    James D. Burchetta

/s/ Charles S. Brofman      Co-Chairman of the Board              March 22, 2005
----------------------
    Charles S. Brofman

/s/ Michael S. Harris       Director, Executive Vice President,   March 22, 2005
----------------------        General Counsel and Secretary
    Michael S. Harris

/s/ Alan M. Silberstein     Director                              March 22, 2005
-----------------------
    Alan M. Silberstein

/s/ Lawrence E. Dwyer, Jr.  Director                              March 22, 2005
--------------------------
    Lawrence E. Dwyer, Jr.

/s/ William M. Mooney, Jr.  Director                              March 22, 2005
--------------------------
    William M. Mooney, Jr.