Form 10QSB
period 2005-03-31
DEBT RESOLVE INC
filed 2005-05-16
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2005, the Company had 29,703,900 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X}


                                 DEBT RESOLVE, INC.

                                        INDEX

                                                                                  Page
                                                                                  ----
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheet at March 31, 2005                          3

                  Condensed Statements of Operations for the Three
                           Months Ended March 31, 2004 and 2005 and
                           Cumulative from inception (April 21, 1997)
                           to March 31, 2005                                         4

                  Condensed Statements of Cash Flows for the Three Months Ended
                           March 31, 2004 and 2005 and Cumulative from Inception
                           (April 21, 1997) to March 31, 2005                        5

                  Notes to Condensed Financial Statements                            6

         Item 2.  Management's Discussion and Analysis or Plan of Operation         14

         Item 3.  Controls and Procedures                                           15

PART II. Other Information

         Item 1.  Legal Proceedings                                                 16

         Item 2.  Unregistered Sales of Equity Securities                           16

         Item 3.  Defaults Upon Senior Securities                                   16

         Item 4.  Submission of Matters to a Vote of Security Holders               16

         Item 5.  Other Information                                                 16

         Item 6.  Exhibits and Reports on Form 8-K                                  16

         Signatures                                                                 16

         Certifications                                                             17

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet


                                                                     March 31,
                                                                       2005
                                                                    (Unaudited)
                                                                    -----------
                                     ASSETS

Current assets:
  Cash                                                              $    11,272
  Accounts receivable (net of allowance for
    bad debts of $-0-)                                                    2,880
  Deferred offering expenses                                            106,723
  Prepaid expenses and other current assets                              48,466
                                                                    -----------
         Total current assets                                           169,341

Fixed assets, net                                                        55,030
                                                                    -----------
Total assets                                                        $   224,371
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   252,149
   Accrued compensation expenses                                         95,667
   Accrued expenses                                                      66,677
   Income taxes payable                                                   1,461
   Loans payable to shareholders                                         35,000
                                                                    -----------
      Total liabilities                                                 450,954
                                                                    -----------

Commitments and contingencies                                                --

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding                           --
   Common stock, 50,000,000 shares authorized,
      $0.001 par value, 29,703,900 shares issued
      and outstanding                                                    29,704
   Additional paid in capital                                         4,602,855
   Deficit accumulated during the development stage                  (4,859,142)
                                                                    -----------
      Total shareholders' equity                                       (226,583)
                                                                    -----------
Total liabilities and shareholders' equity                          $   224,371
                                                                    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                                     DEBT RESOLVE, INC.
                                (A Development Stage Company)
                             Condensed Statements of Operations
                                         (Unaudited)


                                                                               Cumulative
                                                  Three months               from inception
                                                 ended March 31,              to March 31,
                                          ------------------------------      ------------
                                             2004               2005             2005
                                          ------------      ------------      ------------
Revenues                                  $         --      $      1,661      $      4,448
                                          ------------      ------------      ------------
Costs and expenses:
  Payroll and related expenses                 197,504           242,476         1,891,758
  General and administrative expenses          248,140           171,536         2,419,626
  Research and development expenses             46,022                --           499,323
  Depreciation expense                          10,589             7,470            59,348
                                          ------------      ------------      ------------
Total expenses                                 502,255           421,482         4,870,055
                                          ------------      ------------      ------------
Loss from operations                          (502,255)         (419,821)       (4,865,607)
  Interest income                                2,536                14             8,837
                                          ------------      ------------      ------------
Loss before taxes                             (499,719)         (419,807)       (4,856,770)
Income taxes                                     1,000                --             2,372
                                          ------------      ------------      ------------
Net loss                                  $   (500,719)     $   (419,807)     $ (4,859,142)
                                          ============      ============      ============
Basic and diluted net loss per common
  share                                   $      (0.02)     $      (0.01)
                                          ============      ============
Basic and diluted weighted average
  number of common shares outstanding       29,020,890        29,549,794
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


                                             4

                                             DEBT RESOLVE, INC.
                                       (A Development Stage Company)
                                     Condensed Statements of Cash Flows
                                                (Unaudited)

                                                                                             Cumulative
                                                                                           from inception
                                                                   Three months           (April 21, 1997)
                                                                  ended March 31,           to March 31,
                                                           ----------------------------      -----------
                                                               2004            2005             2005
                                                           -----------      -----------      -----------
Cash flows from operating activities:
Net loss                                                   $  (500,719)     $  (419,807)     $(4,859,142)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation                                                  10,589            7,470           59,348

  Stock Options granted for consulting services                     --               --          161,882
  Common stock issued in lieu of compensation                       --               --           27,000
  Deferred offering expenses                                   (40,350)        (106,058)        (149,598)
  (Increase) in accounts receivable                                 --           (1,661)          (2,880)
  Decrease (increase) in prepaid expenses                        7,175            1,884          (48,466)
  Increase (decrease) in accounts payable                      (44,695)         172,129          252,149
  Increase in accrued expenses                                  24,873           (1,000)         162,344
  Increase in income taxes payable                                 620               --            1,461
                                                           -----------      -----------      -----------
    Net cash used in operating activities                     (542,507)        (347,043)      (4,395,902)
                                                           -----------      -----------      -----------
Cash flows from investing activities:
  Purchases of fixed assets                                     (8,691)              --         (114,377)
                                                           -----------      -----------      -----------
    Net cash used in investing activities                       (8,691)              --         (114,377)
                                                           -----------      -----------      -----------
Cash flows from financing activities
  Issuance of common stock (net of expense)                      9,000          223,568        2,440,242
  Capital contributions, including those from waived
    and imputed compensation and waived royalty
    and consulting fees                                        112,500           75,000        1,946,309

  Shareholders' loans                                               --           25,000          135,000
                                                           -----------      -----------      -----------
    Net cash provided by financing activities                  121,500          323,568        4,521,551
                                                           -----------      -----------      -----------
Net increase (decrease) in cash                               (429,698)         (23,475)          11,272

Cash at beginning of period                                  1,040,210           34,747               --
                                                           -----------      -----------      -----------
Cash at end of period                                      $   610,512      $    11,272      $    11,272
                                                           ===========      ===========      ===========

There were no cash payments for interest

Cash payments for income taxes                             $       380      $        --      $       911
                                                           ===========      ===========      ===========
Non cash capital contributions from waived and imputed
  compensation and waived royalty and consulting fees      $   112,500      $    75,000      $ 1,946,309
                                                           ===========      ===========      ===========
Non cash investing and financing activities
  Conversion of shareholder's loan to common stock         $   100,000      $        --      $   100,000
                                                           ===========      ===========      ===========

                            The accompanying notes are an integral part of these
                                      condensed financial statements.

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                March 31, 2005


1.       DESCRIPTION OF BUSINESS, ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

         Description of business

Debt Resolve, Inc. ("Debt Resolve", the "Company" or "we"), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and purchasers of charged-off debt an Internet-based online system, the DebtResolve system, for the collection of past due consumer debt, with an emphasis on the dignity of the consumer. The DebtResolve system, which is offered through an Application Service Provider ("ASP") model, enables the lender to introduce this collections option with no modifications to its existing collections computer systems. A patented automated blind bidding mechanism is at the core of the DebtResolve system. The Company believes that it offers its clients a less intrusive way of pursuing delinquent debts that is cheaper and more efficient than traditional labor-intensive methods. Long term, the Company intends to capitalize on its offering by building a "full-service" centralized collections system that will enable its clients to reduce the number of personnel needed to pursue collections. Additionally, the Company plans to build scoring models based on aggregate customer data collected which will identify customers based on their propensity to use the Internet versus other channels, and identify collection strategies appropriate for different consumers.

         Organization

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

         Development stage activities

From February 24, 2003 through most of 2004, we have devoted substantially all of our efforts to planning and budgeting, research and product development, and raising capital. In January 2004, we substantially completed the development of our online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, we implemented our online system, on a test basis, with a collection agency and completed a successful systems test. In July and August 2004, we implemented our online system, again on a test basis, with additional clients and began generating revenue based on a percentage of the amount of debt collected by these clients. We did not earn, nor did we expect to generate, significant revenues from these clients during the initial start-up periods. In December 2004, a major commercial bank signed an agreement to use the DebtResolve system. Subsequent to December 31, 2004 we have continued to secure additional clients and bring additional accounts online.

         Business overview

We have developed and begun marketing the DebtResolve system, an online system that provides tools for the collection of consumer and other debt, with an emphasis on the dignity of the consumer. We offer our service as an Application Service Provider ("ASP") model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Our products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The DebtResolve system features, at its core, a patented online bidding system.

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

We have developed a suite of modules to complement the Debt Resolve System. These modules include C-Pay (TM) (for online collections), DR Control (TM) (for system administration), and C-Mail (TM) (a secure e-mail methodology). We are currently working on DR Prevent (TM) for early-stage collections, as well as additional modules to assist the debtor to manage his or her debt burden online.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of May 10, 2005, the Company's working capital is not sufficient to fund its plan of operations beyond July 2005. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital through private equity investments. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. If the Company is unable to raise sufficient additional capital before August 2005, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

         Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005.

         Development stage enterprise

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

         Revenue recognition

The Company earned revenue during the three months ended March 31, 2005 from a collection agency that implemented the Company's online system. Revenue is earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system. Revenue is earned and recognized when the settlement amount of debt is collected by the Company's client.

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

         Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION- TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12% based on the closing U.S. Treasury Yield Curve Rate on the date of the grant for U.S. Treasury securities with a time to maturity equal to or approximately equal to the expected life of each option, and an expected life of each option, ranging from three to ten years, equal to the time from the date of the grant to its expiration date. Since there is no public market for the Company's stock, its expected volatility cannot be estimated and is not considered in estimating the fair value of each option. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. During the three months ended March 31 2005, warrants to purchase 1,000,000 shares of common stock were purchased by an investor, exercisable at $0.425 per share and options to purchase 600,000 shares of common stock were granted to a director, exercisable at $1.00 per share. During the three months ended March 31, 2004, no options were issued. As of March 31, 2005, there were stock options and warrants to purchase 8,608,333 shares of common stock outstanding, of which 8,483,333 had vested. As of March 31, 2005, the weighted average exercise price and the weighted average expected life of the options and warrants granted were $0.72 and 5.16 years, respectively.

The following table illustrates the pro forma effects on net loss and net loss per common share for the three months and three months ended March 31, 2004 and 2005 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                                   Three months
                                                                  ended March 31,
                                                              -------------------------
                                                                 2004           2005
                                                              ----------     ----------
Net loss - as reported                                        $(500,719)      (419,807)
Pro forma compensation cost, net of taxes                       (49,076)       (66,786)
                                                              ----------     ----------
Net loss - pro forma                                          $(549,795)     $(486,593)
                                                              ==========     ==========
Basic and diluted net loss per common share - as reported     $   (0.02)     $   (0.01)
                                                              ==========     ==========
Basic and diluted net loss per common share - pro forma       $   (0.02)     $   (0.02)
                                                              ==========     ==========


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


                                                         Three months
                                                        ended March 31,
                                               -------------------------------
                                                    2004              2005
                                               -------------     -------------
Numerator
  Net loss                                     $    (500,719)    $    (419,807)
                                               =============     =============
Denominator
  Weighted average common
    shares outstanding                            29,020,890        29,549,794
                                               =============     =============

Incremental common shares
  (not included in denominator
  of diluted earnings per share
  calculation due to their anti-
  dilutive nature) attributable
  to exercise/conversion of:
    Outstanding options                            1,848,000         1,943,833
    Preferred stock                                       --                --
                                               -------------     -------------
                                                   1,848,000         1,943,833
                                               =============     =============

3.       PROPERTY AND EQUIPMENT:

                                                                      March 31,
                                                Useful life             2005
                                                -----------          ----------
         Computer equipment                       3 years            $   70,971
         Computer software                        3 years                 1,919
         Office equipment                         3 years                 2,192
         Furniture and fixtures                   5 years                24,250
         Leasehold improvements                  Lease term              15,046
                                                                     ----------
                                                                        114,378
         Less: accumulated depreciation                                 (59,348)
                                                                     ----------
                                                                     $   55,030
                                                                     ==========

         Depreciation expense totaled $7,470 for the three months ended March 31, 2005.



4.       SHAREHOLDERS' (DEFICIT) EQUITY:

                                                                                                            Deficit
                                      Preferred Stock               Common stock                         accumulated
                                --------------------------  ---------------------------    Additional    during the
                                 Number of                   Number of                       paid in     development
                                  shares         Amount        shares         Amount         capital         stage        Total
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at December 31, 2003             --   $        --    29,020,000    $    29,020    $ 3,314,463    $(2,468,645)  $   874,838

Common stock issued to pay
  consulting fees                        --            --         9,000              9          8,991             --         9,000
Sales of common stock in
  private placement                      --            --       450,000            450        449,550             --       450,000
Capital contributed from
  imputed compensation                   --            --            --             --        412,500             --       412,500
Capital contributed from
  the grant of stock
  options to pay for
  consulting services                    --            --            --             --        161,882             --       161,882
Net loss                                 --            --            --             --             --     (1,970,690)   (1,970,690)
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at December 31, 2004             --   $        --    29,479,000    $    29,479    $ 4,347,386    $(4,439,335)  $   (62,470)
                                ============  ============  ============   ============   ============   ============  ============

Sale of common stock in
  private placement                      --            --       224,900            225        224,675             --       224,900
Capital contributed from
  imputed compensation                   --            --            --             --         75,000             --        75,000
Charge to capital of expenses
  related to PPM                         --            --            --             --        (44,206)            --       (44,206)
Net loss                                 --            --            --             --             --       (419,807)     (419,807)
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at March 31, 2005                --   $        --    29,703,900    $    29,704    $ 4,602,855    $(4,859,142)  $  (226,583)
                                ============  ============  ============   ============   ============   ============  ============


In the quarter ending March 31, 2005, the Company issued 224,900 shares of its common stock in a private placement at a price of $1.00 per share.

5.       COMMITMENTS AND CONTINGENCIES:

         Limited license agreement

On February 20, 2003, the Company entered into a Limited License Agreement (the "License") with Messrs. Brofman and Burchetta (together, the "Licensors") for the licensed usage (the "Licensed Usage") of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the "Patent") for "Computerized Dispute and Resolution System and Method." The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. In February 2004, the License was amended (the "Amendment") to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company has agreed to pay a royalty fee to the Licensors as follows: (1) in 2004, and 2005 to date the Company has paid no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company's annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the "Fee"); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors' continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company. In addition, pursuant to the Amendment, if the Company's annual gross revenues do not exceed one hundred and ten percent (110%) of the Company's annual gross revenues for the immediately preceding calendar year (the "Minimum Annual Gross Revenue Clause"), the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

Royalty fee expense, which is included in general and administrative expenses, totaled $-0- for the three month period ended March 31, 2005. The Licensors waived the entire amount of the royalty fee for the year ended December 31, 2004, resulting in a capital contribution of $600,000.

6.       EMPLOYMENT AGREEMENTS

The Company has employment agreements with three executives. Future aggregate minimum compensation under these agreements as of December 31, 2004 is as follows:

                        2005               $  337,500
                        2006                  320,959
                        2007                  300,000
                        2008                   16,438
                                           -----------
                        Total              $  841,438
                                           ===========

The employment agreements with Messrs. Burchetta and Harris are effective through January 13, 2008. Until February, 2004, these agreements provide each executive with an initial annual compensation of $240,000 and contain provisions for annual increases based on "cost-of-living" changes. The employment agreements with Messrs. Burchetta and Harris contain provisions under which their annual compensation may increase to $600,000 if the Company achieves certain operating milestones and also provide for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in their agreements. Messrs. Burchetta and Harris waived the entire amount of their compensation during 2003 and 2004.

Each of Messrs. Burchetta and Harris amended their employment agreements on February 25, 2004, with each agreeing to modify their respective level of compensation, subject to the Company meeting certain financial and performance milestones. The employment agreements, as amended, provide that the base salary for each of Messrs. Burchetta and Harris will be as follows: (1) if at the date of any salary payment, the aggregate amount of the Company's net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover the Company's projected cash flow requirements (as established by the Company's Board of Directors in good faith from time to time) for the following succeeding 12 months (the "Projected Cash Requirement"), the annual base salary will be $150,000; and (2) if at the date of any salary payment, the Company's net cash on hand provided from operating activities is sufficient to cover the Company's Projected Cash Requirement, the annual base salary will be $240,000, and increased to $450,000 upon the later to occur of (a) January 1, 2004 and (b) the date upon which the Company completes the sale or license of its system with respect to 400,000 consumer credit accounts. Since the annual base salaries of Messrs. Burchetta and Harris are subject to the Company meeting these specified financial and performance milestones, any salary payments to Messrs. Burchetta and Harris will be allocated equally among each of them at the time payment is made. To date, we have not paid Mr. Harris' salary. With respect to Mr. Burchetta, pursuant to an audit committee vote April 8, 2005 and following board approval, we agreed to begin paying Mr. Burchetta's salary at an annual rate of $250,000, effective from April 8, 2005 until such time as the company completes a public offering.

Under the terms of the amended employment agreements, no salary payments were made to Messrs. Burchetta and Harris during the three months ended March 31, 2004 and March 31, 2005. The Company recorded compensation expense and a capital contribution totaling $112,500 in 2004 and $75,000 in 2005, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta and Harris, and in 2004, with Mr. Silberstein, a board member who formerly served as Chief Operating Officer, as if the Company had met the condition for paying their salaries.

In addition to the agreements above, the Company also had an employment agreement with Richard Rosa, Vice President-Technology. The employment agreement, which has a current term that expires on February 20, 2006, provides for annual compensation of $150,000 and other considerations.

7.       OFFICE LEASE:

The Company leases office facilities under a non-cancelable operating lease through July 2005. Rent expense and utilities for the three months ended March 31, 2005 were $16,782. Future aggregate minimum lease payments under this lease as of March 31, 2005 are $16,782 for 2005. The Company will lease similar office facilities beginning July 1, 2005 under a new, non-cancelable operating lease through July 2010. Future aggregate minimum lease payments under the new lease as of March 31, 2005 are $63,240 for 2005.

8.       TRANSACTIONS WITH RELATED PARTIES:

As described in Note 6 above, on February 20, 2003, and amended in February 2004, the Company entered into a Limited License Agreement with Messrs. Brofman and Burchetta, directors of the Company, which provides for a royalty fee payable to the Licensors, subject to minimum annual amounts, and which contains certain termination rights of the Licensors.

9.       RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123 - Revised"). SFAS 123 - Revised is a revision of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), and supersedes ABP Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYESS ("APB 25"), and its related implementation guidance. SFAS 123 - Revised establishes accounting standards for recording any transaction in which an entity exchanges its equity instrument for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. SFAS 123- Revised requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123 - Revised eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123
- Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 - Revised is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

         Overview

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

         Liquidity and Capital Resources

As of December 31, 2004 and May 10, 2005, our working capital (deficit) totaled ($124,970) and $215,327, respectively. We believe that our working capital as of the date of this report is not sufficient to fund our plan of operations beyond July 2005. We intend to continue seeking to raise additional capital over future months. However, we have no agreements or commitments concerning the sale of our equity securities and there can be no assurance we will be able to raise sufficient additional capital as needed to execute our business plan.

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

         Results of Operation Three Months ended March 31, 2005
         Compared to Three Months ended March 31, 2004

REVENUE. Revenue totaled $1,661 and $-0- for the three months ended March 31, 2005 and 2004, respectively. The Company earned revenue during the three months ended March 31, 2005 from a collection agency that implemented the Company's online system. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system.

PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $242,476 for the three months ended March 31, 2005 and $197,504 for the three months ended March 31, 2004. For the three months ended March 31, 2005 and March 31, 2004, these expenses include $75,000 and $112,500, respectively, of imputed compensation expense for the minimum base salary amounts under the employment agreements with Messrs. Burchetta and Harris, and, in 2004, Mr. Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta and Harris during the three months ended March 31, 2005 nor to Messrs. Burchetta, Harris and Silberstein during the three months ended March 31, 2004, and the Company recorded their imputed compensation as a capital contribution. During the month of January 2004, payroll and related expenses incurred in connection with employees involved in the development of the Company's online product were classified as research and development expenses. Commencing February 2004, these expenses were no longer classified as research and development expenses and were included in payroll and related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $171,536 for the three months ended March 31, 2005 and $248,140 for the three months ended March 31, 2004. For the three months ended March 31, 2005, these expenses consist of $60,147 for telecommunication costs, including website hosting, $44,019 for legal and accounting fees, and $14,737 for marketing and promotion costs. Other general expenses consisted primarily of consulting fees, insurance, occupancy costs and travel related expenses. For the three months ended March 31, 2004, these expenses consist of $97,908 for professional fees incurred in connection with legal, computer and business advisory services, $32,164 in marketing expense, $26,152 in travel related expenses, and $91,916 for other general expenses, primarily consisting of website development expense not included in research and development, occupancy costs, telecommunications costs and insurance.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $-0- for the three months ended March 31, 2005 and $46,022 for the three months ended March 31, 2004. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses. For the three months ended March 31, 2004, research and development expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's software product.

         Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates. We believe that the most critical accounting policy concerns the doubt about the Company's ability to continue as a going concern. This and our other critical accounting policies are described in notes 1 and 2 to the financial statements contained in this report, in this Item 2, Management's Discussion and Analysis or Plan of Operation, and in notes 1 and 2 to our financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

         Statement Relating to Forward-Looking Statements

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

Item 3.  CONTROLS AND PROCEDURES

         Evaluation of the Company's Disclosure Controls

         As of the end of the period covered by this report, the company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("disclosure controls"). This evaluation (the "controls evaluation") was done under the supervision and participation of the company's management, including its chief executive officer (the "CEO") and chief financial officer (the "CFO"). Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of tits CEO and CFO about the effectiveness of the Company's disclosure controls based on and as of the date of the controls evaluation.

         CEO and CFO Certifications

         Appearing as exhibits 31.1 and 31.2 to this report are "Certifications" of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications"). This section of this report contains information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         Disclosure Controls

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         Limitations on the Effectiveness of Controls

         The Company's management, including, without limitation, the CEO and CFO, does not expect that the Company's disclosure controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

         Scope of Evaluation

         The CEO/CFO evaluation of the Company's disclosure controls included a review of the controls' objective and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's disclosure controls and to make modifications as necessary. In this regard, the Company's intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

         Conclusions

         Based upon this controls evaluation, the Company's CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Securities Exchange Act such as this report, is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Commission's rules and forms.

         There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities

On four dates during the three months ended March 31, 2005, we issued a total of 224,900 shares of our common stock in private placement sales at a price of $1.00 per share. These issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act.

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

                                      DEBT RESOLVE, INC.

Date: May 16, 2005                    By: /s/ JAMES D. BURCHETTA
                                          -----------------------------
                                          James D. Burchetta
                                          Chief Executive Officer
                                          (principal executive officer)



Dated: May 16, 2005                    By: /s/ Katherine A. Dering
                                           ----------------------------
                                           Katherine A. Dering
                                           Chief Financial Officer
                                           (principal accounting
                                           and financial officer)

Exhibit 31.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James D. Burchetta, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Debt Resolve, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us, particularly during the period in which this report is being prepared;

         b.       [Intentionally omitted]

         c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies and weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2005                     /s/ JAMES D. BURCHETTA
                                       -----------------------------
                                       James D. Burchetta
                                       Chief Executive Officer
                                       (principal executive officer)

Exhibit 31.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Katherine A. Dering, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Debt Resolve, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us, by others within those entities, particularly during the period in which this report is being prepared;

         b.       [Intentionally omitted]

         c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies and weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2005                     /s/ Katherine A. Dering
                                       -----------------------------
                                       Katherine A. Dering
                                       Chief Financial Officer
                                       (principal financial officer)

Exhibit 32.1


          Certification of Chief Executive Officer pursuant to Sec. 906

In connection with the Quarterly Report of Debt Resolve, Inc.(the "Company") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Burchetta, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005                    /s/ JAMES D. BURCHETTA
                                      -----------------------
                                      James D. Burchetta
                                      Chief Executive Officer


          Certification of Chief Financial Officer pursuant to Sec. 906

In connection with the Quarterly Report of Debt Resolve, Inc.(the "Company") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Katherine A. Dering, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005                    /s/ Katherine A. Dering
                                      -----------------------
                                      Katherine A. Dering
                                      Chief Financial Officer