Form 10QSB
period 2005-06-30
DEBT RESOLVE INC
filed 2005-08-22
CIK 1106645

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         707 Westchester Avenue, Suite L7, White Plains, New York 10604
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 949-5500
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 22, 2005, the Company had 29,703,900 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X}

                                  DEBT RESOLVE, INC.

                                         INDEX


                                                                                 Page
                                                                                 ----

PART I.  Financial Information

         Item 1.  Condensed Financial Statements (Unaudited)

                  Condensed Balance Sheet at June 30, 2005                         3

                  Condensed Statements of Operations for the Three Months and
                           Six Months Ended June 30, 2004 and 2005 and
                           Cumulative from Inception (April 21, 1997) to June
                           30, 2005                                                4

                  Condensed Statements of Cash Flows for the Six Months Ended
                           June 30, 2004 and 2005 and Cumulative from Inception
                           (April 21, 1997) to June 30, 2005                       5

                  Notes to Condensed Financial Statements                          6

         Item 2.  Management's Discussion and Analysis or Plan of Operation       13

         Item 3.  Controls and Procedures                                         15

PART II. Other Information

         Item 1.  Legal Proceedings                                               18

         Item 2.  Unregistered Sales of Equity Securities                         18

         Item 3.  Defaults Upon Senior Securities                                 18

         Item 4.  Submission of Matters to a Vote of Security Holders             18

         Item 5.  Other Information                                               18

         Item 6.  Exhibits and Reports on Form 8-K                                18

         Signatures                                                               18

         Certifications                                                           19





PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

                               DEBT RESOLVE, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                  June 30, 2005
                                  (Unaudited)


                                     ASSETS

Current assets:
  Cash                                                              $ 1,001,451
  Accounts receivable, net                                                1,174
  Prepaid expenses and other current assets                              27,660
                                                                    -----------
         Total current assets                                         1,030,285

Fixed assets, net                                                        50,246

Other assets:
  Deferred offering costs                                               185,611
  Deferred financing costs                                              180,419
  Deposits and other assets                                             139,199
                                                                    -----------
       Total other assets                                               505,229
                                                                    -----------
Total assets                                                        $ 1,585,760
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    50,573
   Accrued expenses                                                     116,048
   Convertible notes, net of deferred
     debt discount of $657,671                                        1,392,329
                                                                    -----------
      Total liabilities                                               1,558,950
                                                                    -----------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding                           --
   Common stock, 50,000,000 shares authorized,
      $.001 par value, 29,703,900 shares issued
      and outstanding                                                    29,704
   Additional paid-in capital                                         5,733,257
   Deficit accumulated during the development stage                  (5,736,151)
                                                                    -----------
      Total shareholders' equity                                         26,810
                                                                    -----------
Total liabilities and shareholders' equity                          $ 1,585,760
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





                                                         DEBT RESOLVE, INC.
                                                   (A Development Stage Company)
                                                 Condensed Statements of Operations
                                                            (Unaudited)


                                                                                                                      Cumulative
                                                                                                                    from inception
                                                       Three months                        Six months              (April 21, 1997)
                                                      ended June 30,                     ended June 30,               to June 30,
                                             -------------------------------     -------------------------------------------------
                                                  2004              2005              2004              2005               2005
                                             -------------     -------------     -------------     -------------     -------------
Revenues                                      $         --      $        866      $         --      $      2,527      $      5,314

Costs and expenses:
  Payroll and related expenses                $    234,773      $    294,651      $    432,277      $    537,127      $  2,186,409
  General and administrative expenses (1)          221,576           243,336           470,716           512,009         2,903,717
  Research and development expenses                     --                --            46,022                --           499,323
  Depreciation and amortization expense             11,231             7,469            21,820            14,939            66,817
                                              ------------      ------------      ------------      ------------      ------------

Total expenses                                     467,580           545,456           970,835         1,064,075         5,656,266
                                              ------------      ------------      ------------      ------------      ------------
Loss from Operations                              (467,580)         (544,590)         (970,835)       (1,061,548)       (5,650,952)

Net interest income(expense) (2)                     1,009           (94,036)            3,544           (94,022)          (85,199)
                                              ------------      ------------      ------------      ------------      ------------
Net loss                                          (466,571)         (638,626)         (967,291)       (1,155,570)       (5,736,151)
                                              ============      ============      ============      ============      ============

Per share data:
Basic and diluted net loss per common
  share                                       $      (0.02)     $      (0.02)     $      (0.04)     $      (0.04)
                                              ============      ============      ============      ============
Basic and diluted weighted average
  number of common shares outstanding           29,052,077        29,703,900        26,036,484        29,627,273
                                              ============      ============      ============      ============

         (1)      Stock based compensation totaled $0 and $21,586 in the three months ended June 30, 2004 and 2005, and $0 and
                  $93,722 in the six months ended June 30, 2004 and 2005, respectively, and $423,851 since inception.

         (2)      Amortization of the value of the beneficial conversion feature of the convertible notes and the deferred debt discount recorded on those notes was $0 and $64,349 in the three months ended June 30, 2004 and 2005 and $0 and
                  $64,349 in the six months ended June 30, 2004 and 2005, respectively, and $64,349 since inception.


                       The accompanying notes are an integral part of these condensed financial statements.





                                                  DEBT RESOLVE, INC.
                                            (A Development Stage Company)
                                          Condensed Statements of Cash Flows
                                                     (Unaudited)

                                                                                                       Cumulative
                                                                                                     from inception
                                                                        Six months                  (April 21, 1997)
                                                                      ended June 30,                   to June 30,
                                                           ------------------------------------      ---------------
                                                                 2004                2005                  2005
                                                           ---------------      ---------------      ---------------
 Cash flows from operating activities:
Net loss                                                   $      (967,291)     $    (1,155,570)          (5,736,151)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non cash stock based compensation                                     --               93,722              423,851
  Capital contribution from waived and imputed
    compensation and royalty fees                                  225,000              112,500            1,983,809
  Amortization of deferred debt discount                                --               64,349               64,349
  Amortization of deferred financing costs                              --                  995                  995
  Depreciation and amortization                                     21,820               14,939               66,817
Changes in operating assets & liabilities
  Accounts receivable                                                   --                   45               (1,174)
  Other current assets                                              (1,172)              47,690               (2,661)
  Deposits and other assets                                             --             (139,199)            (139,199)
  Accounts payable                                                     969              (29,448)              50,572
  Accrued expenses                                                  34,492               35,243              200,048
                                                           ---------------      ---------------      ---------------
    Net cash used in operating activities                         (686,182)            (954,734)          (3,088,744)
                                                           ---------------      ---------------      ---------------
Cash flows from investing activities:
  Purchases of fixed assets                                         (9,995)              (2,685)            (117,062)
                                                           ---------------      ---------------      ---------------
    Net cash used in investing activities                           (9,995)              (2,685)            (117,062)
                                                           ---------------      ---------------      ---------------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes                           --            2,050,000            2,050,000
  Repayment of loans payable to shareholders, net                       --              (10,000)             (10,000)
  Proceeds from issuance of common stock, net of costs              84,000              224,900            2,441,574
  Proceeds from shareholders' loans                                     --                   --              110,000
  Stock offering costs                                             (42,465)            (186,277)            (229,817)
  Deferred financing costs                                              --             (154,500)            (154,500)
                                                           ---------------      ---------------      ---------------
    Net cash provided by financing activities                       41,535            1,924,123            4,207,257
                                                           ---------------      ---------------      ---------------
Net (decrease) increase in cash                                   (654,642)             966,704            1,001,451

Cash at beginning of period                                      1,040,210               34,747                   --
                                                           ---------------      ---------------      ---------------
Cash at end of period                                      $       385,568      $     1,001,451      $     1,001,451
                                                           ===============      ===============      ===============

Non cash investing and financing activities:
  Conversion of shareholder's loan to common stock         $       100,000      $            --      $       100,000
                                                           ===============      ===============      ===============


                The accompanying notes are an integral part of these condensed financial statements.


                                                          5

                               DEBT RESOLVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2005


NOTE 1. DESCRIPTION OF BUSINESS, ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

         Description of business

Debt Resolve, Inc. ("Debt Resolve" or the "Company"), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and purchasers of charged-off debt an Internet-based online system ("the DebtResolve system") for the collection of past due consumer debt. The Company offers its service as an Application Service Provider ("ASP") model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The DebtResolve system features, at its core, a patented online bidding system.

         Organization

Until February 24, 2003, the Company, formerly named Lombardia Acquisition Corp., was inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta, Charles S. Brofman, and Michael S. Harris (collectively, the "Principal Shareholders") purchased 22,500,000 newly-issued shares of the Company's common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Shareholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Shareholders. The Board of Directors was then reconstituted. On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company's common stock, the Company's Certificate of Incorporation was amended to change the Company's corporate name to Debt Resolve, Inc. and increase the number of the Company's authorized shares of common stock from 20,000,000 to 50,000,000 shares.

         Development stage activities

In accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. From its inception on February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and product development, and raising capital. In January 2004, the Company substantially completed the development of its online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency and completed a successful systems test. Since that time, the company has continued to devote substantial time and assets on marketing its product to credit card companies, collection agencies, and other holders of delinquent consumer debt. As of June 30, 2005, the Debt Resolve system is being used by three collection agencies and a bank, on certain limited portfolios, and has begun to generate some revenue for the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2005 the Company's working capital is not sufficient to fund its plan of operations beyond December 31, 2005. This factor raises substantial doubt about the Company's ability to continue as a going concern. In separate financing transactions in April through June of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,050,000 (see note 5). In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets (see note
4). However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company continues to experience losses, recording a loss of $1,155,570 for the six months ended June 30, 2005. As of that date, it has incurred an accumulated deficit of $5,736,151, and it has still not recorded any significant revenue. If the Company is unable to raise sufficient additional capital before December 2005, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

         Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period. On August 19, 2005 the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company will restate previously issued financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve's financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company's independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that Debt Resolve should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultants status for stock-based compensation to these persons, Debt Resolve will restate the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members are anticipated to increase net loss by $31,756 for the year ended December 31, 2004 and increase net loss by $109,491 for the year ended December 31, 2003. These adjustments also increased the beginning accumulated deficit and additional paid-in capital by $141,247 as of January 1, 2005. In addition, the Company recorded an increase in net loss for the quarter ended March 31, 2005 of $97,136 related to stock compensation and deferred offering costs.

         Reclassifications

Certain amounts in the financial statements for the three and six months ended June 30, 2004 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three and six months ended June 30, 2005. These reclassifications had no effect on previously reported net loss.

         Cash

For purposes of the condensed statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. From time to time, the Company has balances in excess of federally insured limits.

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

         Revenue recognition

The Company earned revenue during the six months ended June 30, 2005 from three collection agencies and a bank that have implemented the Company's online system. Revenue is earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system. Revenue is earned and recognized when the settlement amount of debt is collected by the Company's client.

         Imputed salary expense

Under the terms of employment agreements (see note 9) the Company has had with its Co-chairman and CEO and with its general counsel during the three and six months ended June 30, 2004 and the six months ended June 30, 2005, the Company has not paid these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries. As of April 1, 2005, pursuant to a decision made by the Board of Directors of the Company and a revised employment agreement with him, the Company began to pay the Co-Chairman and Chief Executive Officer a salary of $240,000 per year.

         Research and development expenses

Research and development expenses in the three and six months ended June 30, 2004 consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company's online software product. The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Since the Company intended and has begun to market its online product, these costs have been charged to expense as incurred and classified as research and development expenses. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, including the three and six months ended June 30, 2005, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's product have been charged to expense as incurred, and are not classified as research and development expenses.

         Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon the sale, retirement, or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of operations.

         Income taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had net losses since inception and the resulting deferred tax asset is offset by a corresponding valuation allowance.

         Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company's stock, the Company does not consider volatility in estimating the value of each option; the Company follows the minimum value method. The estimated minimum value of the options granted is amortized to expense over the option vesting periods.

As of June 30, 2005, the weighted average exercise price and the weighted average expected life of the stock options granted to employees were $0.67 and
4.35 years, respectively.

The following table illustrates the pro forma effects on net loss and net loss per common share for the three months and three months and six months ended June 30, 2004 and 2005 and the period cumulative from inception as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                                                                                    Cumulative
                                                                                                                  From inception
                                                   Three months                         Six months               (April 21, 1997)
                                                  ended June 30,                       ended June 30,               To June 30,
                                          ------------------------------      ------------      ------------      ---------------
                                               2004              2005              2004             2005                2005
                                          ------------      ------------      ------------      ------------      ---------------
Net loss - as reported                    $   (466,571)     $   (638,626)     $   (967,291)     $ (1,155,570)     $    (5,736,151)
Pro forma compensation cost,
            net of taxes                        63,840               558           124,130             1,842              589,220
                                          ------------      ------------      ------------      ------------      ---------------
Net loss - pro forma                      $   (530,411)     $   (639,184)     $ (1,091,421)       (1,157,412)     $    (6,325,371)
                                          ============      ============      ============      ============      ===============
Basic and diluted net loss per common
            share - as reported           $      (0.02)     $      (0.02)     $      (0.04)     $      (0.04)
                                          ============      ============      ============      ============
Basic and diluted net loss per common
            share - pro forma             $      (0.02)     $      (0.02)     $      (0.04)     $      (0.04)
                                          ============      ============      ============      ============


         Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes of 4,340,000, 7,930,979 and 4,823,530, respectively, at June 30, 2005 and 3,240,000, 1,193 and 0, respectively at June 30, 2004 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see note 8) or options relating to the anti dilution provision (see note 4).

NOTE 3. FIXED ASSETS:

                                                                        June 30,
                                                     Useful life         2005
                                                     -----------      ----------
               Computer equipment                      3 years        $  70,971
               Computer software                       3 years            1,919
               Telecommunication Equipment             5 years            2,685
               Office equipment                        3 years            2,192
               Furniture and fixtures                  5 years           24,250
               Leasehold improvements                 Lease term         15,046
                                                                      ----------
                                                                        117,063
               Less: accumulated depreciation                           (66,817)
                                                                      ----------
                                                                      $  50,246
                                                                      ==========

Depreciation expense totaled $ 11,231 and $7,469 for the three months ended June 30, 2004 and 2005, and $21,820, and $14,939 for the six months ended June 30, 2004 and 2005, respectively, and $66,817 since inception.


NOTE 4. LETTER OF INTENT:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. The Company has not entered into any definitive agreements to raise capital in the public equity markets as a result of this letter of intent, but is exploring the possibility of doing so. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets as a result of this letter of intent or any other agreements the Company may enter into. In connection with this letter of intent, the Company has incurred deferred offering costs of $185,611 as of June 30, 2005.

In connection with this non-binding letter of intent, and in the event of a decrease in shareholder value resulting from a lower per share offering price at the time of a public offering of the Company's common stock, the Company intends to issue to investors who had participated in its private placement of stock at $1.00 per share in 2003 and 2004, warrants to purchase common stock in a quantity sufficient to restore some portion of their pre-offering value, and has entered into a non-binding agreement to that effect. The Company also intends to issue stock options to purchase common stock to certain employees and consultants of the Company for the same purpose. These "make-whole" warrants and stock options are anticipated to be exercisable for from three to five years at the same price as the per share offering price at the time of a public offering.

NOTE 5. CONVERTIBLE NOTES:

On June 28, 2005, the Company received proceeds from a private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible into 2,941,177 shares of common stock. As part of the private financing, the Company issued to the investors warrants to purchase 1,470,589 shares of common stock, exercisable for a period of three years at $0.425 per share. The Company had separately completed, in April through June of 2005, a private financing that also involved the issuance of 7% senior convertible promissory notes due one year from the date of issuance, in the aggregate principal amount of $800,000, initially convertible into 1,882,353 shares of common stock, and warrants to purchase common stock, exercisable for a period of three years at $0.425 per share. The terms of the notes and warrants issued in the April 2005 private financing were substantially identical to those issued in the June 2005 private financing, except with respect to the conversion provision for the notes. The principal amount and accrued interest under the April and June notes are convertible into shares of common stock at any time at the option of the holder, and automatically, in the case of a public offering of the Company's common stock, in which case (i) for the June 2005 notes, 50% of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and the remaining 50% of the outstanding principal amount and accrued interest under the notes will be repaid to the holders from the proceeds of such public offering, and (ii) for the April 2005 notes, all of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock. Maxim Group LLC, the underwriter in this offering, acted as the placement agent in the June 2005 private financing and received placement fees of $96,000 and non-accountable expenses of $36,000. In addition, Maxim received warrants to purchase 225,882 shares of common stock, valued at $26,913, exercisable for a period of three years at $0.425 per share. Total cash fees associated with this offering were $154,500, including the above-mentioned fees paid to Maxim and also including other fees of $22,500, paid to underwriter's attorneys and a stock transfer agent. The total of fees and the value of the warrants were recorded as debt offering costs and are being amortized over the life of the notes. Amortization of deferred financing costs totaled $995 for the three and six months ended June 30, 2005.

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the convertible notes were considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price will be less than the initial public offering price. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. The Company recorded a beneficial conversion feature of $486,745 and amortization of the beneficial conversion feature of $44,954 for the three and six months ended June 30, 2005. The Company also recorded a deferred debt discount of $235,275 in connection with the value of the investor warrants and amortization of the debt discount of $19,395 for the three and six months ended June 30, 2005.

NOTE 6. ACCRUED COMPENSATION EXPENSE AND LOANS PAYABLE TO SHAREHOLDERS:

As of June 30, 2005, the Company had reached an agreement to resolve an outstanding debt owed to a former employee. Danilo Cacciamatta, the Company's former CFO, accepted payments of options to purchase 700,000 shares of common stock, valued at $84,000, as well as cash payments of $38,400, as part of a package resolution of unpaid compensation of $95,677, a $10,000 loan, and interest owed on these balances. As of June 30, 2005, $38,400 of this debt remained in accrued expenses, but has subsequently been paid by checks issued in July and August.


NOTE 7. SHAREHOLDERS' EQUITY:

During the six months ended June 30, 2005, the Company issued 224,900 shares of common stock through a private placement for a total of $224,900 and incurred expenses of the private placement of $19,206. In connection with this private placement, the Company issued warrants to purchase 1,000,000 shares of common stock to one investor, exercisable at $0.425 per share.

During the six months ended June 30, 2005, the Company recorded imputed compensation of expense of $112,500 related to salaries for the CEO and the General Counsel of the Company as if the Company had met the terms for the payment of their salaries as stipulated in their employment agreements, and recorded the waived salary as a contribution to paid-in capital.

During the six months ended June 30, 2005, the Company issued options to purchase 600,000 shares of common stock to a board member as consideration for his consulting services, valued at $66,000.

During the six months ended June 30, 2005, the Company also issued options to purchase 200,000 shares of common stock to a consultant as consideration for his services as an advisory board member valued at 19,000.

During the three and six months ended June 30, 2005, the Company recorded compensation expense of $2,586 and $8,722 for 200,000 options granted to an advisory board member in 2004, vesting during the three and six-month periods.

NOTE 8. RELATED PARTIES LICENSE AGREEMENT:

The Company originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for "Computerized Dispute and Resolution System and Method" worldwide. In June 2005, subsequent to an interim amendment in February 2004, the Company amended and restated the license agreement in its entirety. The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The license usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options for the Company's common stock as follows:

On June 29, 2005, the Company granted to each of Messrs. Burchetta and Brofman a stock option for up to such number of shares of common stock such that the stock option, when added to the number of shares of common stock owned by each of Messrs. Burchetta and Brofman, and in combination with any shares owned by any of their respective immediate family members and affiliates, will equal 14.6% of the total number of outstanding shares of common stock on a fully-diluted basis as of the closing of a public offering of the Company's common stock, assuming the exercise of such stock option. The value of these warrants will be capitalized once the number of options has been determined, and will be amortized over the life of the underlying patent.

If, and upon, the Company reaching (in combination with any subsidiaries and other sub-licensees) $10,000,000, $15,000,000, and $20,000,000 in gross revenues derived from the licensed usage in any given fiscal year, the Company will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 1%, 1.5%, and 2%, respectively, of the total number of outstanding shares of common stock on a fully-diluted basis at such time.

The stock options granted to Messrs. Burchetta and Brofman pursuant to the license agreement will have an exercise price equal to the offering price per share in such potential public offering of the Company's common stock and are exercisable for ten years from the date of grant.

The term of the license agreement extends until the expiration of the last-to-expire patents licensed thereunder and is not terminable by Messrs. Burchetta and Brofman, the licensors. The license agreement also provides that the Company will have the right to control the ability to enforce the patent rights licensed to the Company against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to the Company, subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman.


NOTE 9. EMPLOYMENT AGREEMENTS:

The Co-Chairman and Chief Executive Officer has an employment agreement with the Company, and under the terms of this employment agreement, no salary payments were made to him during the three months ended March 31, 2005. The Company recorded compensation expense and a capital contribution of $37,500 during that period, representing an imputed compensation expense for the minimum base salary amounts under the agreement with him, as if the Company had met the condition for paying his salary. As of April 1, 2005, pursuant to a decision made by the Board of Directors of the Company, the Company began to pay the Co-Chairman and Chief Executive Officer a salary of $240,000 per year. On June 6, 2005, the Company entered into a revised employment agreement with him. The employment agreement with the Co-Chairman and Chief Executive Officer is effective through July 2008. The agreement provides him with an initial annual compensation of $240,000 and contains provisions for annual increases based on "cost-of-living" changes. The employment agreement with him contains provisions under which his annual compensation may increase to $600,000 if the Company achieves specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.

The Company recorded compensation expense and a capital contribution totaling $37,500 and $75,000 in the three and six months ended June 30 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with the Co-Chairman and Chief executive Officer, as if the Company had met the condition for paying his salary. Under the terms of his employment agreement, no cash payments for salary were made to the Co-Chairman and Chief Executive Officer during the three and six months ended June 30, 2004.

In addition to the agreements above, the Company also had an employment agreement with the SENIOR Vice President and Chief Technology Officer. The employment agreement, which has a current term that expires on February 20, 2006, provides for annual compensation of $150,000 and other considerations.

 NOTE 10. OFFICE LEASE:

The Company leased office facilities under a non-cancelable operating lease through July 2005. Rent expense for the three and six months ended June 30, 2005 was $10,079 and $25,197. Rent expense for the three and six months ended June 30, 2004 was $20,158 and $35,277, and has been $138,110 since inception.


NOTE 11. RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

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

The Company will evaluate the requirements of SFAS 123 - Revised and plans to adopt its provisions as soon as practicable. The Company believes that the effect of implementing SFAS 123 - Revised will result in the recording of additional stock compensation expense.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB NO. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and ABP No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company's financial position or results of operations.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

NOTE 12. SUBSEQUENT EVENTS:

Subsequent to June 30, 2005, the Company moved to new office facilities in the same building under a new, non-cancelable operating lease, which will be in effect through July 2010. Future aggregate minimum lease payments under the new lease as of June 30, 2005 are $63,240 for 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

         Overview

Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and product development, and raising capital. In January 2004, the Company substantially completed the development of its online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency and completed a successful systems test. Since that time, the company has continued to devote substantial time and assets on marketing its product to credit card companies, collection agencies, and other holders of delinquent consumer debt. As of June 30, 2005, the Debt Resolve system is being used by three collection agencies and a bank, on certain limited portfolios, and has begun to generate some revenue for the Company. The Company does not expect to generate significant revenues from these clients during the initial startup periods.

The Company is currently actively marketing its service to credit card issuers and their collection agencies. Eventually, the Company intends to market its service to other segments served by the collections industry worldwide. The Company is currently in contract negotiations with a number of potential clients to implement the Debt Resolve System with their portfolios.

The Company has financed its activities to date through management's contributions of cash, advances from two shareholders, the proceeds from sales of common stock in a private placement and the proceeds from two private financings in April and June 2005 involving the issuance of convertible notes.

         Liquidity and Capital Resources

As of June 30, 2005, our working capital deficiency was $528,665. We believe that our working capital as of the date of this report is not sufficient to fund our plan of operations beyond December 2005.

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

         Results of Operation Three Months ended June 30, 2005
         Compared to Three Months ended June 30, 2004

         REVENUE. Revenue totaled $866 and $-0- for the three months ended June 30, 2005 and 2004, respectively. The Company earned revenue during the three months ended June 30, 2005 from three collection agencies and a bank that implemented the Company's online system on selected portfolios. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system.

         PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $294,651 for the three months ended June 30, 2005 and $234,773 for the three months ended June 30, 2004. For the three months ended June 30, 2004 and June 30, 2005, these expenses include $112,500 and $37,500, respectively, of imputed compensation expense for the minimum base salary amounts under the employment agreements with Messrs. Burchetta, Harris, and Silberstein in 2004 and Mr. Harris in 2005, as if the Company had met the condition for paying the salaries. The employment agreements contained provisions regarding minimum revenues and available working capital before any salaries could be paid. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months ended June 30, 2004, nor to Mr. Harris in 2005, and the Company recorded the imputed compensation as a capital contribution. Beginning April 1, 2005, the Company began to pay Mr. Burchetta a salary, in accordance with a revised employment agreement entered into during the period. Mr. Silberstein and Mr. Harris left employment with the company on June 30, 2004 and 2005, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $243,336 for the three months ended June 30, 2005 and $221,576 for the three months ended June 30, 2004. For the three months ended June 30, 2005, these expenses consist primarily of $44,390 for audit and bookkeeping fees, $14,230 for tax preparation and consulting fees, $34,409 for telecommunication costs, including website hosting, $31,740 for travel and entertainment costs, $20,778 for insurance, $23,625 for legal and consulting fees, and $10,855 for marketing and promotion costs. Also included in this category in 2005 was $21,586 in stock based compensation expense. Other general expenses consisted primarily of office supplies and occupancy costs.

         For the three months ended June 30, 2004, these expenses consist primarily of $31,757 for audit and bookkeeping fees, $39,519 for telecommunication costs, including website hosting, $20,952 for travel and entertainment costs, $14,878 for insurance, excluding health insurance, $31,030 for legal and consulting fees and $27,146 for fundraising costs. Other general expenses consisted primarily of marketing, tax preparation fees, office supplies and occupancy costs. We incurred no stock based compensation expense during the three months ended June 30, 2004.

         OTHER INCOME/EXPENSE Other expenses totaled $94,035 for the three months ended June 30, 2005, consisting of $487 in interest income on cash and $94,522 in accrued interest expense on convertible notes and the amortization of the beneficial conversion feature and deferred debt discount related to convertible notes issued in April and June of 2005. In the three months ended June 30, 2004, we earned $1,009 in interest income on cash held in a bank money market account.

         Results of Operation Six Months ended June 30, 2005
         Compared to Six Months ended June 30, 2004

         REVENUE. Revenue totaled $2,527 and $-0- for the six months ended June 30, 2005 and 2004, respectively. The Company earned revenue during the six months ended June 30, 2005 from three collection agencies and a bank that implemented the Company's online system on selected portfolios. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on the Company's online system.

         PAYROLL AND RELATED EXPENSES. Payroll and related expenses totaled $537,127 for the six months ended June 30, 2005 and $432,277 for the six months ended June 30, 2004. For the six months ended June 30, 2005 and June 30, 2004, these expenses include $112,500 and $225,000 respectively, of imputed compensation expense for the minimum base salary amounts under the employment agreements with Messrs. Burchetta and Harris in 2005, and with Messrs. Burchetta, Harris, and Silberstein in 2004, as if the Company had met the condition for paying the salaries. The employment agreements contained provisions regarding minimum revenues and available working capital before any salaries could be paid. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the first three months of 2005 nor the six months ended June 30, 2004, and the Company recorded the imputed compensation as a capital contribution. Beginning April 1, 2005, we began to pay Mr. Burchetta a salary, in accordance with a revised employment agreement entered into during the period. Mr. Silberstein and Mr. Harris left employment with the company on June 30, 2004 and 2005, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $512,009 for the six months ended June 30, 2005 and $470,716 for the six months ended June 30, 2004. For the six months ended June 30, 2005, these expenses consist primarily of $94,556 for telecommunication costs, including website hosting, $78,358 for audit and bookkeeping fees, $50,121 for travel and entertainment costs, $43,346 for insurance, $40,807 for legal and consulting fees, and $27,687 for marketing and promotion costs. Also included in this category in 2005 was $93,722 in stock based compensation expense. Other general expenses consisted primarily of tax preparation and consulting fees, office supplies and occupancy costs.

         For the six months ended June 30, 2004, these expenses consist primarily of $31,757 for audit and bookkeeping fees, $39,519 for telecommunication costs, including website hosting, $20,952 for travel and entertainment costs, $14,878 for insurance, excluding health insurance, $31,030 for legal and consulting fees, and $10,855 for marketing and promotion costs. and $27,146 for fundraising costs. Other general expenses consisted primarily of tax preparation fees, office supplies and occupancy costs. We incurred no stock based compensation expense in the six months ended June 30, 2004.

         RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the six months ended June 30, 2005. These expenses totaled $46,022 for the six months ended June 30, 2004. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company's online product have been charged to expense as incurred, but are not classified as research and development expenses.

         OTHER INCOME/EXPENSE Other expenses totaled $94,022 for the six months ended June 30, 2005, consisting of $500 in interest income on cash and $94,522 in accrued interest expense on convertible notes and the amortization of the beneficial conversion feature and deferred debt discount related to convertible notes issued in April and June of 2005. During the six months ended June 30, 2004, we earned $3,544 in interest income on cash held in a bank money market account.

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

         Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Burchetta and Brofman; the risks and uncertainties concerning the Company's dependence on its key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. CONTROLS AND PROCEDURES

         Evaluation of the Company's Disclosure Controls

As of the end of the period covered by this report, the company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("disclosure controls"). This evaluation (the "controls evaluation") was done under the supervision and participation of the company's management, including its chief executive officer (the "CEO") and chief financial officer (the "CFO"). Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company's disclosure controls based on and as of the date of the controls evaluation.

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

         Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and
(2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

Since the date of the most recent evaluation of the Company's internal controls by the CEO and CFO, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company's CEO and CFO have been the only employees principally involved in accounting and financial reporting. The Audit Committee has recognized that as a result, there is inadequate segregation of duties within the accounting function, leaving all aspects of financial reporting in the hands of the CEO and CFO. Certain duties related to payables and bank accounts are handled by a part time bookkeeper, providing some level of segregation of duties. Based on this segregation of duties, as well as the integrity and trustworthiness of the Company's CEO and CFO, the Audit Committee has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets.

The Company's independent auditors have reported to its Audit Committee certain matters involving internal controls that the Company's independent auditors considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the March 31, 2005, December 31, 2004 and 2003 financial close process and inadequate reviews and approvals of transactions and accounting entries as well as errors which resulted in financial reports that will be restated for these periods. The adjustments related to these matters will be made by the Company in connection with the restatement of the audited financial statements for the year ended December 31, 2004 and 2003 and the quarterly statements for the period ended March 31, 2005. It was subsequently determined that these reported conditions and material weaknesses also existed as of June 30, 2005.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during this Form 10-QSB for the six months ended June 30, 2005. As a result, the Company is confident that its financial statements for this Form 10-QSB for the six months ended June 30, 2005 and 2004 fairly present, in all material respects, its financial condition and results of operations. Management believes that the reportable conditions noted above stem from the Company's rapid growth and changes. Going forward, management anticipates that any material weaknesses should be corrected. Management has committed to working closely with its audit committee to develop improved internal controls, including hiring additional accounting staff and documenting accounting control procedures. Management believes that this new infrastructure will assist in alleviating the aforementioned weaknesses going forward.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities

During the six months ended June 30, 2005, the Company issued a total of 224,900 shares of our common stock in private placement sales at a price of $1.00 per share. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

(a)      Exhibits

         31.1 Certification of Chief Executive Officer required by Rule 13(a)-14(a).

         31.2 Certification of Chief Financial Officer required by Rule 13(a)-14(a).

         32.1     Certifications required by Rule 13(a)-14(b) and 18 U.S.C.
                  Section 1350.

(b)      Reports on Form 8-K

         Current Report on Form 8-K filed on June 20, 2005, reporting the engagement of Marcum & Kliegman LLP as the Company's independent registered public accounting firm.

         Current Report on Form 8-K filed on July 7, 2005, reporting the Company's April and June 2005 private financings.

         Current Report on Form 8-K filed on August 22, 2005, reporting the Company's restatement of prior period financial statements.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DEBT RESOLVE, INC.

Date: August 22, 2005                    By: /s/ JAMES D. BURCHETTA
                                              -----------------------------
                                              James D. Burchetta
                                              Chief Executive Officer
                                              (principal executive officer)



Dated: August 22, 2005                    By: /s/ Katherine A. Dering
                                              -----------------------------
                                              Katherine A. Dering
                                              Chief Financial Officer
                                              (principal accounting
                                               and financial officer)