Form 10QSB
period 2005-09-30
DEBT RESOLVE INC
filed 2005-11-14
CIK 1106645

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 0-29525

DEBT RESOLVE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware		33-0889197
(State of incorporation)		(I.R.S Employer ID No.)

707 Westchester Avenue, Suite L7, White Plains, New York 10604
(Address of principal executive offices)

(914) 949-5500
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 14, 2005, the Company had 29,703,900 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [X]

 DEBT RESOLVE, INC.
(a Development Stage Company)

INDEX

Page

PART I. Financial Information

Item 1. Condensed Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2005	3

Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2005 and Cumulative from Inception (April 21, 1997) to September 30, 2005	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005 and Cumulative from Inception (April 21, 1997) to September 30, 2005	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	20

PART II. Other Information

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

Certifications	24

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash	$639,214
Accounts receivable, net	7,216
Prepaid expenses and other current assets	81,845
Total current assets	728,275

Fixed assets, net	159,043

Other assets:
Deferred offering costs	516,397
Deferred financing costs	207,698
Deposits and other assets	93,605
Total other assets	817,700
Total assets	$1,705,018

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$343,213
Accrued expenses	124,219
Convertible notes, net of deferred debt discount of $913,577	1,781,423
Total liabilities	2,248,855

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	--
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	29,704
Additional paid-in capital	6,260,417
Deficit accumulated during the development stage	(6,833,958)
Total stockholders’ deficiency	(543,837)
Total liabilities and stockholders’ deficiency	$1,705,018

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from Inception(April 21, 1997) to September 30,
	2004	2005	2004	2005	2005
	(restated)		(restated)

Revenues	$2,088	$7,306	$2,088	$9,833	$12,620

Costs and expenses:
Payroll and related expenses	$249,576	$405,658	$681,854	$942,785	$2,592,067
General and administrative expenses (1)	220,039	345,131	690,755	857,141	2,648,850
Waived royalty fees -related parties	--	--	--	--	600,000
Research and development expenses	--	--	46,022	--	499,323
Depreciation and amortization expenses	11,231	10,855	33,051	25,794	77,672

Total expenses	480,846	761,644	1,451,682	1,825,720	6,417,912

Loss from Operations	(478,758)	(754,338)	(1,449,594)	(1,815,887)	(6,405,292)

Interest Income (expense) (2)	938	(344,468)	4,483	(438,489)	(438,489)
Other income	--	1,000	--	1,000	9,823
Total other income (expense)	938	(343,468)	4,483	(437,489)	(428,666)

Net loss	(477,820)	(1,097,806)	(1,445,111)	(2,253,376)	(6,833,958)

Per share data:
Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	29,107,261	29,703,900	29,060,248	29,653,096

(1) Stock based compensation totaled $0 and $26,143 in the three and nine months ended September 30, 2004 and $0 and $93,722 in the three and nine months ended September 30, 2005, respectively, and $432,851 since inception.

(2) Included in interest expense is the amortization of the value of the beneficial conversion feature of the convertible notes and the deferred debt discount recorded on those notes, which was $257,961 and $322,310 in the three and nine months ended September 30, 2005, respectively, and $322,310 since inception.

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative from Inception (April 21, 1997) to September 30,
	2004	2005	2005
	(restated)

Cash flows from operating activities:
Net loss	$(1,445,111)	$(2,253,376)	$(6,833,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	26,143	93,722	432,851
Capital contribution from waived and imputed compensation and royalty fees	337,500	112,500	1,983,809
Amortization of deferred debt discount	--	322,310	322,310
Amortization of deferred financing costs	--	51,858	51,858
Depreciation and amortization	33,050	25,794	77,672
Loss on disposal of fixed assets	--	14,954	14,954
Changes in operating assets & liabilities:
Accounts receivable	(2,088)	(5,997)	(7,216)
Prepaid expenses and other current assets	(30,604)	(6,495)	(56,845)
Deposits and other assets	--	(93,605)	(93,605)
Accounts payable	42,811	263,192	343,213
Accrued expenses	42,962	43,414	208,219

Net cash used in operating activities	(995,337)	(1,431,729)	(3,556,738)

Cash flows from investing activities:
Purchases of fixed assets	(9,995)	(137,291)	(251,669)

Net cash used in investing activities	(9,995)	(137,291)	(251,669)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	--	2,695,000	2,695,000
Repayment of loans payable to stockholders, net	--	(10,000)	(10,000)
Proceeds from issuance of common stock, net of costs	234,000	224,900	2,432,574
Proceeds from stockholders’ loans	-	-	110,000
Stock offering costs	(43,540)	(517,063)	(560,603)
Deferred financing costs	--	(219,350)	(219,350)

Net cash provided by financing activities	190,460	2,173,487	4,447,621

Net (decrease) increase in cash	(814,872)	604,467	639,214

Cash at beginning of period	1,040,210	34,747	--

Cash at end of period	$225,338	$639,214	$639,214

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$100,000	$--	$100,000
Issuance of common stock for accrued compensation	$--	$84,000	$84,000
Issuance of warrants for deferred financing fees	$--	$40,207	$40,207
Capital contribution from waived royalty fees	$--	$--	$600,000
Capital contribution from waived and imputed compensation	$337,500	$112,500	$1,383,809
The accompanying notes are an integral part of these condensed financial statements.

NOTE 1. DESCRIPTION OF BUSINESS, ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

Description of business

Debt Resolve, Inc. (“Debt Resolve” or the “Company”), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and purchasers of charged-off debt an Internet-based online system (“the Debt Resolve system”) for the collection of past due consumer debt. The Company offers its service as an Application Service Provider (“ASP”) model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The Debt Resolve system features, at its core, a patented online bidding system.

Organization

Until February 24, 2003, the Company, formerly named Lombardia Acquisition Corp., was inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta, Charles S. Brofman, and Michael S. Harris (collectively, the “Principal Stockholders”) purchased 22,500,000 newly-issued shares of the Company’s common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders. The Board of Directors was then reconstituted. On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company’s common stock, the Company’s Certificate of Incorporation was amended to change the Company’s corporate name to Debt Resolve, Inc. and increase the number of the Company’s authorized shares of common stock from 20,000,000 to 50,000,000 shares.

Development stage activities

In accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and product development, and raising capital. In January 2004, the Company substantially completed the development of its online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency and completed a successful systems test. Since that time, the Company has continued to devote substantial time and assets on marketing its product to credit card companies, collection agencies, and other holders of delinquent consumer debt. As of September 30, 2005, the Debt Resolve system is being used by five clients, consisting of three lenders and two collection agencies on certain limited portfolios, and has begun to generate some revenue for the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2005 the Company’s working capital is not sufficient to fund its plan of operations beyond the end of November 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing of up to $1,000,000. If the Company is unable to raise sufficient additional capital before the end of November 2005, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. In separate financing transactions in April and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000 (see Note 5). In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 with that intention (see Note 4). However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company continues to experience losses, recording losses of $1,097,806 and $2,253,376 for the three and nine months ended September 30, 2005. As of that date, it has incurred an accumulated deficit of $6,833,958, and it has still not recorded any significant revenue. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period. On August 19, 2005 the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company will restate previously issued financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that Debt Resolve should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultant status for stock-based compensation to these persons, Debt Resolve has restated the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $26,143 for the three and nine months ended September 30, 2004 and $31,756 for the year ended December 31, 2004and increased net loss by $109,491 for the year ended December 31, 2003. The adjustments did not change net loss per share for the three and nine months ended September 30, 2004 or for the year ended December 31, 2004, but increased net loss per share by $0.01 to ($0.10) for the year ended December 31, 2003. These adjustments also increased the beginning accumulated deficit and additional paid-in capital by $141,247 as of January 1, 2005. In addition, the Company recorded an increase in net loss for the quarter ended March 31, 2005 of $97,136 and an increase in net loss per share of $0.01 to ($0.02) related to stock-based compensation and deferred offering costs.

Reclassifications

Certain amounts in the financial statements for the three and nine months ended September 30, 2004 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three and nine months ended September 30, 2005.

Cash

For purposes of the condensed statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. From time to time, the Company has balances in excess of federally insured limits.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could be different from these estimates.

Revenue recognition

The Company earned revenue during the three and nine months ended September 30, 2005 from five clients, consisting of three lenders and two collection agencies that have implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, all revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent on the structure of future contracts, revenue may be derived from set up fees or monthly licensing fees with transaction fees upon debt settlement.

Imputed salary expense

Under the terms of employment agreements (see Note 9) the Company has had with its Co-chairman and CEO and with its general counsel during the three and nine months ended September 30, 2004 and until April 1, 2005 and July 1, 2005, respectively, the Company did not pay these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries. As of April 1, 2005, pursuant to a decision made by the Board of Directors of the Company and a revised employment agreement, the Company began to pay the Co-Chairman and Chief Executive Officer a salary of $250,000 per year. As of June 30, 2005, the Company’s general counsel resigned his position.

Research and development

Research and development expenses in the nine months ended September 30, 2004 consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product. The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Since the Company intended and has begun to market its online product, these costs were charged to expense as incurred and classified as research and development expenses. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, and for the three and nine months ended September 30, 2005, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, and are not classified as research and development expenses.

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

Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company’s stock, the Company does not consider volatility in estimating the value of each option; the Company follows the minimum value method. The estimated minimum value of the options granted is amortized to expense over the option vesting periods.

As of September 30, 2005, the weighted average exercise price and the weighted average expected life of the stock options granted to employees were $0.62 and 5.48 years, respectively.

The following table illustrates the pro forma effects on net loss and net loss per common share for the three and nine months ended September 30, 2004 and 2005 and the period cumulative from inception as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

	Three months ended September 30,		Nine months ended September 30,		Cumulative from Inception (April 21, 1997) to September 30,
	2004	2005	2004	2005	2005
	(restated)		(restated)

Net loss - as reported	$(477,820)	$(1,097,806)	$(1,445,111)	$(2,253,376)	$(6,833,958)
Deduct: Stock based employee compensation determined under minimum value method.	25,832	--	149,962	1,842	589,220

Net Loss - pro forma	$(503,652)	$(1,097,806)	$(1,595,073)	$(2,255,218)	$(7,423,178)

Basic and diluted net loss per common share - as reported	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Basic and diluted net loss common share - pro forma	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes of 8,633,333, 4,506,593, and 6,341,177, respectively, at September 30, 2005 and 5,333,333, 0 and 0, respectively at September 30, 2004 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 8) or options relating to the anti dilution provision (see Note 4).

NOTE 3. FIXED ASSETS:

Fixed assets as of September 30, 2005 are summarized as follows:

	Useful life

Computer equipment	3 years	$84,236
Computer software	3 years	1,919
Telecommunication Equipment	5 years	2,685
Office equipment	3 years	2,192
Furniture and fixtures	5 years	103,355
Leasehold improvements	Lease term	17,986
		212,373
Less: accumulated depreciation		(53,330)
		$159,043

Concurrent with the Company’s move to new premises on July 29, 2005, certain assets were taken out of service and the original cost and related accumulated depreciation were removed from the balance sheet. Removing the original cost of $39,296 and the related accumulated depreciation of $24,342 resulted in a net charge of $14,954 to the September 30, 2005 Statement of Operations. Depreciation expense totaled $11,231 and $33,051 for the three and nine months ended September 30, 2004 and $10,855 and $25,794 for the three and nine months ended September 30, 2005, respectively, and $77,672 since inception.

NOTE 4. LETTER OF INTENT AND REGISTRATION STATEMENT ON FORM SB-2:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. The Company has not entered into any definitive agreements to raise capital in the public equity markets as a result of this letter of intent, but is exploring the possibility of doing so. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Company anticipates that it will issue 2,400,000 shares of common stock in a proposed public offering. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets as a result of this letter of intent or any other agreements the Company may enter into. In connection with this letter of intent, the Company has incurred deferred offering costs of $516,397 as of September 30, 2005. Also in connection with this non-binding letter of intent, and in the event of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company intends to issue to investors who had participated in its private placement of stock at $1.00 per share in 2003 and 2004, warrants to purchase common stock in a quantity sufficient to restore some portion of their pre-offering value, and has entered into a non-binding agreement to that effect. The Company also intends to issue stock options to purchase common stock to certain employees and consultants of the Company for the same purpose. These “make-whole” warrants and stock options are anticipated to be exercisable from three to five years at the same price as the per share offering price at the time of a public offering.

NOTE 5. CONVERTIBLE NOTES:

On April 21, 2005, in a private financing that involved the issuance of 7% senior convertible promissory notes due one year from the date of issuance, the company received proceeds of $800,000, initially convertible into 1,882,352 shares of common stock. As part of the private financing, the Company issued to the investors warrants to purchase 941,176 warrants to purchase common stock, exercisable for a period of three years at $0.425 per share.

On June 28, 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, convertible into 2,941,176 shares of common stock. As part of the private financing, the Company issued to the investors warrants to purchase 1,470,590 shares of common stock, exercisable for a period of five years at $0.425 per share. The terms of the notes and warrants issued in the Junel 2005 private financing were substantially identical to those issued in the April 2005 private financing, except with respect to the conversion provision for the notes and the exercise period of the warrants.

On September 6, 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $645,000, due one year from the date of issuance, initially convertible into 1,517,649 shares of common stock. As part of this private financing, the Company issued to the investors warrants to purchase 758,827 shares of common stock exercisable for a period of five years at $0.425 per share. The terms of the notes and warrants issued in the September 2005 private financing were identical to those issued in the June 2005 private financing,

The principal amount and accrued interest under the April and the June/September notes are convertible into shares of common stock at any time at the option of the holder, and automatically, in the case of a public offering of the Company’s common stock, in which case (i) for the April 2005 notes, all of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and (ii) for the June and September 2005 notes, 50% of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and the remaining 50% of the outstanding principal amount and accrued interest under the notes will be repaid to the holders from the proceeds of such public offering.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price will be less than the initial public offering price. The Company has recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the notes and related investor warrants of $1,235,887, and this amount is being amortized over the life of the notes. Amortization of the beneficial conversion feature and deferred debt discount totaled $257,961 and $322,310 for the three and nine months ended September 30, 2005, respectively and $322,310 since inception.

Maxim Group LLC acted as the placement agent in the June/September 2005 private financing and received placement fees of $142,800 and non-accountable expenses of $53,550. In addition, Maxim Group received warrants to purchase 336,000 shares of common stock, valued at $40,207, exercisable for a period of three years at $0.425 per share. Total cash fees associated with this offering were $219,350, including the above-mentioned fees paid to Maxim Group and also including other fees of $23,000, paid to underwriter’s attorneys and a stock transfer agent. The total of fees and the value of the warrants have been recorded as deferred financing costs and will be amortized over the life of the notes. Amortization of deferred financing costs totaled $50,864 and $51,858 for the three and nine months ended September 30, 2005, respectively and $51,858 since inception.

NOTE 6.  ACCRUED COMPENSATION EXPENSE AND LOANS PAYABLE TO STOCKHOLDERS:

As of June 30, 2005, the Company resolved an outstanding debt owed to a former employee. Danilo Cacciamatta, the Company’s former CFO, accepted payments of options to purchase 700,000 shares of common stock, exercisable at $0.425 per share, valued at $84,000, as well as cash payments of $38,400, as part of a package resolution of unpaid compensation of $95,677, a $10,000 loan, and interest owed on these balances. These options are exercisable for three years from the date of grant and vested upon issuance.

NOTE 7. STOCKHOLDERS’ EQUITY:

During the nine months ended September 30, 2005, the Company issued 224,900 shares of common stock through a private placement for a total of $224,900 and incurred expenses of the private placement of $19,206. In connection with this private placement, the Company issued warrants to purchase 1,000,000 shares of common stock to one investor, exercisable at $0.425 per share. These warrants are exercisable for three years from the date of grant and vested upon issuance.

During the nine months ended September 30, 2005, the Company recorded imputed compensation expense of $112,500 related to salaries for the CEO and the General Counsel of the Company as if the Company had met the terms for the payment of their salaries as stipulated in their employment agreements, and recorded the waived salary as a contribution to paid-in capital.

During the nine months ended September 30, 2005, the Company issued options to purchase 600,000 shares of common stock, exercisable at $1.00 per share, to a board member as consideration for consulting services, valued at $66,000. These options are exercisable for three years from the date of grant and vested upon issuance.

During the nine months ended September 30, 2005, the Company issued options to purchase 200,000 shares of common stock, exercisable at $1.00 per share, to a consultant as consideration for services as an advisory board member valued at $19,000. These options are exercisable for three years from the date of grant and vested upon issuance.

During the nine months ended September 30, 2005, the Company recorded an expense of $8,722 for options to purchase 200,000 shares of common stock, exercisable at $1.00 per share, granted to an advisory board member in 2004, vesting during the nine-month period. These options are exercisable for three years from the date of grant, and 100,000 vested on each of March 31, 2005 and June 30, 2005.

During the nine months ended September 30, 2005, two stockholders reimbursed the Company for $25,000 of deferred offering costs. Such amount has been credited to additional paid-in capital.

During the nine months ended September 30, 2005, effective as of the date the Company’s proposed public stock offering is declared effective and assuming a proposed 1-for-10 reverse stock split, the Company granted its Senior Vice President and Chief Technology Officer and its Chief Financial Officer, Treasurer and Secretary options to purchase 230,000 and 100,000 shares, respectively, of Company common stock. These stock options are exercisable at $5.00 per share (subject to adjustment), will have a term of five years from their date of grant and will vest immediately upon the proposed public stock offering. The initial number of shares and the exercise price per share thereof subject to each option assume that the Company completes a proposed 1-for-10 reverse stock split of its outstanding shares of common stock prior to the date of grant, and in the event the stock split actually effected by the Company is in a different ratio than 1-for-10, the number of shares and the exercise price per share thereof subject to each option will automatically be adjusted accordingly. These stock options will be fair valued at the date the proposed public stock offering is declared effective. In the event the Company’s proposed public stock offering does not take place by March 31, 2006, the options terminate and become null and void.

NOTE 8. RELATED PARTY TRANSACTIONS:

a) License Agreement

The Company originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. In June 2005, subsequent to an interim amendment in February 2004, the Company amended and restated the license agreement in its entirety. The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The license usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options for the Company’s common stock as follows:

On June 29, 2005, the Company granted to each of Messrs. Burchetta and Brofman a stock option for up to such number of shares of common stock such that the stock option, when added to the number of shares of common stock owned by each of Messrs. Burchetta and Brofman, and in combination with any shares owned by any of their respective immediate family members and affiliates, will equal 14.6% of the total number of outstanding shares of common stock on a fully-diluted basis as of the closing of a potential public offering of the Company’s common stock, assuming the exercise of such stock option. The value of these options will be recorded as a prepaid royalty and classified as contra-equity once the number of options has been determined, and will be amortized over the life of the underlying patent.

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

The stock options granted to Messrs. Burchetta and Brofman pursuant to the license agreement will have an exercise price equal to the offering price per share in such potential public offering of the Company’s common stock and are exercisable for ten years from the date of grant.

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

b) Sublease

On August 1, 2005, the Company entered into a sublease agreement with a company owned by the CEO and Co-Chairmen. The President of this company is the son of the CEO and Co-Chairman of Debt Resolve. The agreement calls for payments of $500 per month and requires the sublessee to supply its own equipment and utilities such as phone service. The agreement provides that Debt Resolve may cancel the sublease at anytime on 30 days notice.

NOTE 9. EMPLOYMENT AGREEMENTS:

The Co-Chairman and Chief Executive Officer has an employment agreement with the Company, and under the terms of this employment agreement, no salary payments were made to him during the three months ended March 31, 2005. The Company recorded compensation expense and a capital contribution of $37,500 during that period, representing an imputed compensation expense for the minimum base salary amounts under the agreement with him, as if the Company had met the condition for paying his salary. As of April 1, 2005, pursuant to a decision made by the Board of Directors of the Company, the Company began to pay the Co-Chairman and Chief Executive Officer a salary of $250,000 per year. On June 6, 2005, the Company entered into a revised employment agreement with him. The employment agreement with the Co-Chairman and Chief Executive Officer is effective through July 2008. The agreement provides him with an initial annual compensation of $250,000 and contains provisions for annual increases based on ‘cost-of-living’ changes. The employment agreement with him contains provisions under which his annual compensation may increase to $600,000 if the Company achieves specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.

The Company recorded compensation expense and a capital contribution totaling $75,000 in the nine months ended September 30, 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with the Co-Chairman and Chief Executive Officer, as if the Company had met the condition for paying his salary. Under the terms of his employment agreement, no cash payments for salary were made to the Co-Chairman and Chief Executive Officer during the nine months ended September 30, 2004.

NOTE 10. OFFICE LEASE:

Prior to July 31, 2005, the Company had leased its office facilities under a non-cancelable operating lease through July 2005. Beginning August 1, 2005, the Company entered into a five year lease which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and average rent to be paid. Rent expense for the three and nine months ended September 30, 2005 was $26,498 and $51,696. Rent expense for the three and nine months ended September 30, 2004 was $15,119 and $50,396, and has been $154,282 since inception. Future aggregate minimum lease payments over the remaining 58 months of the lease period is $595,904, of which $80,000 has been prepaid as a deposit.

NOTE 11. WEB HOSTING COMMITMENT

On October 31, 2003, the Company entered into a two year web hosting agreement with AT&T Corporation. The agreement became effective in April, 2004, when the Company began to service their first customer, and provided for the purchase of certain equipment and start up charges at the time of the agreement and a combination of monthly variable expenses, dependent on volumes, going forward. Expenses for web hosting services totaled $45,950 and $75,606 for the three and nine months ended September 30, 2004, and $49,576 and $129,324 for the three and nine months ended September 30, 2005, respectively, and $268,100 since inception. The agreement is in effect until April 2006, and based on current volumes, the Company expects to incur expenses of from $15,000 to $18,000 per month going forward.

NOTE 12. RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123 -Revised”). SFAS 123 - Revised is a revision of SFAS 123, Accounting For Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting For Stock Issued To Employees (“APB 25”), and its related implementation guidance. SFAS 123 — Revised establishes accounting standards for recording any transaction in which an entity exchanges its equity instrument for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services. SFAS 123- Revised requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123 - Revised eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 - Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 - Revised is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges Of Non-monetary Assets - An Amendment Of APB No. 29 (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company’s financial position or results of operations.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):  a)  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b)  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c)  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage company. Since our inception, we have devoted substantially all of our efforts to planning, research and development activities, and raising capital. In February 2004, we implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, we implemented our system with our second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. To date, we have eight clients under contract, five of which are operational.

Since completing initial product development in early 2004, we have marketed our service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. The Company has prepared for its entry into the European marketplace by hiring an established UK legal firm to review the Company’s mode of business and modify the Company’s contracts to comply with appropriate governmental regulations. The Company has a received an opinion letter from this firm attesting that the Company complies with privacy, debtor protection and other regulations. We expect that initially, our expense associated with servicing our EU and UK clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our EU and UK contracts, although already written to conform to EU and UK regulations may require customization. The Company has begun investigation of and negotiations with companies who may provide local, outsourced customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections.

Our revenues to date have been insignificant. We have financed our activities to date through our management’s contributions of cash, the proceeds from sales of our common stock in private placement financings and the proceeds of our 7% convertible promissory notes in two private financings.

Our preliminary contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system. Revenue is earned and recognized when the settlement amount of debt is collected by our client. While the percent of debt collected will continue to be one revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process base revenue on a monthly licensing fee per account with a small transaction fee on settlement. As we release our earlier stage DR Prevent™ module, we expect that a licensing fee per account on our system will become the revenue method for that product.

Liquidity and Capital Resources

Our financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $639,214 in cash at September 30, 2005. Our working capital deficit at September 30, 2005 was $1,520,580. We believe that our working capital as of the date of this report on Form 10 Q-SB is not sufficient to fund our plan of operations beyond the end of November 2005. While revenues and cash from revenues may increase during the remaining months of 2005, we do not expect this growth to be sufficient to alleviate our funding issues going forward. The company’s cash needs will grow, as we meet our compensation obligations for sales, accounting and customer support staff hired in September and October, combined with the expense of additional staff hired going forward. Of the anticipated $900,000 to $950,000 in operating expenses that we expect to incur per quarter for the year following our proposed public offering, more than half will be salary and compensation expense. Also significant will be the expense of legal, audit and consulting services to meet the requirements of Sarbanes Oxley legislation and other expenses of being a publicly traded company. As our client base grows, while the Company’s web hosting arrangements include significant excess capacity, we may need to add additional web space to accommodate this growth, and incur corresponding expense. We anticipate additional costs associated with the start up of our planned-for debt buying subsidiary, as well. While the two primary employees for this subsidiary are already on staff, we will incur some legal, filing fees and other start up costs associated with establishing this line of business before we begin to recognize revenue. In addition, the Company will incur additional sales and marketing expense to grow its customer base as well as travel and other expenses to service its customer base. Our working capital is insufficient to fund our operations beyond the end of November 2005. These factors raise substantial doubt as to our ability to continue as a going concern. While we are currently negotiating with current shareholders and other qualified investors to arrange a private debt financing of up to $1,000,000, we may not be successful. The financial statements do not include adjustments to the value or classification of our assets and liabilities that we may need to make if we are unable to continue operating as a going concern.

Plan of Operation

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Revenues

Revenue totaled $7,306 and $2,088 for the three months ended September 30, 2005 and 2004, respectively. We earned revenue during the three months ended September 30, 2005 from five clients consisting of three lenders, and two collection agencies that implemented our online system on selected portfolios. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $405,658 for the three months ended September 30, 2005, an increase of $156,082 over payroll and related expenses of $249,576 for the three months ended September 30, 2004 due primarily to an increase in staffing. We employed 15 people, including IT, accounting, and sales staff at September 30, 2005, compared to seven people at September 30, 2004, as we offer our services to more clients. For the three months ended September 30, 2004, these expenses included $112,500 of imputed compensation expense for the minimum base salary amounts under the employment agreements with Messrs. Burchetta Harris and Silberstein in 2004, as if we had met the condition for paying the salaries. The employment agreements contained provisions regarding minimum revenues and available working capital before any salaries could be paid. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the three months ended September 30, 2004, and we recorded the imputed compensation as a capital contribution. Beginning April 1, 2005, we began to pay Mr. Burchetta a salary, in accordance with a revised employment agreement entered into during the period. Mr. Silberstein and Mr. Harris left employment with the company in October 2004 and June 2005, respectively. As a result, the three months ended September 30, 2005 did not include imputed compensation.

General and administrative expenses. General and administrative expenses totaled $345,131 for the three months ended September 30, 2005, an increase of $125,092 over general and administrative expenses of $220,039 for the three months ended September 30, 2004. For the three months ended September 30, 2005, these expenses consist primarily of $54,632 for telecommunication costs, including website hosting, $86,454 for audit and legal fees, $30,218 for travel and entertainment costs, $35,058 for insurance, $27,562 for consulting fees, and $23,242 for marketing and promotion costs. Other general expenses consisted primarily of equipment and software expense, office supplies and occupancy costs. We incurred no stock-based compensation expense in the three months ended September 30, 2005.

For the three months ended September 30, 2004, general and administrative expenses consisted primarily of $52,670 for telecommunication costs, including website hosting, $35,065 for legal and consulting fees, $41,023 for marketing and promotion costs and $65,138 for other general expenses primarily consisting of software consulting fees, insurance, occupancy costs and travel related expenses. Also included in this category in the three months ended September 30, 2004 was $26,143 in stock-based compensation expense.

Research and development expenses. We did not incur research and development expenses for the three months ended September 30, 2005 or 2004. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of our online product have been charged to expense as incurred, but are not classified as research and development expenses.

Other income (expense). Other expenses totaled $343,468 for the months ended September 30, 2005, consisting primarily of $38,966 in accrued interest expense on convertible notes, $257,961 for the amortization of the beneficial conversion feature and deferred debt discount related to convertible notes issued in April and June/September of 2005, and $50,864 in amortization of deferred financing costs related to those financing arrangements, net of $3,340 in interest income on cash and $1,000 of sublet income. During the three months ended September 30, 2004, we earned $938 in interest income on cash held in a bank money market account.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Revenues
Revenue totaled $9,833 and $2,088 for the nine months ended September 30, 2005 and 2004, respectively. We earned revenue during the nine months ended September 30, 2005 from five clients, consisting of three lenders and two collection agencies that implemented our online system on selected portfolios. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $942,785 for the nine months ended September 30, 2005, an increase of $260,931 over payroll and related expenses of $681,854 for the nine months ended September 30, 2004 due primarily to an increase in staffing as well as to the change in accounting for salaries and expenses of our technical staff which were charged to research and development for a portion of 2004. For the nine months ended September 30, 2005 and September 30, 2004, these expenses include $112,500 and $337,500, respectively, of imputed compensation expense for the minimum base salary amounts under the employment agreements with Messrs. Burchetta and Harris in 2005, and with Messrs. Burchetta, Harris and Silberstein in 2004, as if we had met the condition for paying the salaries. The employment agreements contained provisions regarding minimum revenues and available working capital before any salaries could be paid. No salary payments were made to Messrs. Burchetta, Harris and Silberstein during the first three months of 2005 or the nine months ended September 30, 2004, and we recorded the imputed compensation as a capital contribution. Beginning April 1, 2005, we began to pay Mr. Burchetta a salary, in accordance with a revised employment agreement entered into during the period. The 2005 period also includes salaries for finance and accounting, information technology, administrative and marketing staff who were not yet employed in 2004. Mr. Silberstein and Mr. Harris left employment with the company in October 2004 and September 2005, respectively.

General and administrative expenses. General and administrative expenses totaled $857,141 for the months ended September 30, 2005, an increase of $166,386 over general and administrative expenses of $690,755 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 telecommunication costs, including website hosting were $149,225, an increase of $45,704 over telecommunication expenses of $103,522 for the nine months ended September 30, 2004, as the Company has increased its website hosting capacity to prepare for higher volumes and has added security and backup features to its site. Audit fees totaled $109,935 for the nine months ended September 30, 2005, an increase of $61,078 over audit fees of $43,857 for the nine months ended September 30, 2004, as in 2005 the Company employed the services of a new audit firm to re-audit its prior year financial statements. Insurance expense totaled $78,404 for the nine months ended September 30, 2005, an increase of $39,718 over insurance expense of $38,686 for the nine months ended September 30, 2004, as in 2005 the Company increased its directors and officers liability coverage in preparation for its proposed public offering and other coverages saw increased rates. Consulting fees, including legal fees declined to $163,145 for the nine months ended September 30, 2005, a decrease of $90,688 from consulting fees of $253,833 for the nine months ended September 30, 2004, as in 2004 the Company employed a greater number of consultants to help in the preparation of its business plan and strategic positioning, while in the current year employees perform these services. In addition, for the nine months ended September 30, 2005 the Company incurred $80,339 for travel and entertainment costs, $50,929 for marketing and promotion costs and $93,722 in stock-based compensation expense. For the nine months ended September 30, 2004, general and administrative expenses also included $94,950 for marketing and promotion costs, $58,362 for travel and entertainment costs, and $27,146 for fundraising costs. The remaining general and administrative expenses for both periods consisted primarily of tax preparation fees, office supplies and occupancy costs.

Research and development expenses. We did not incur research and development expenses for the nine months ended September 30, 2005. These expenses totaled $46,022 for the nine months ended September 30, 2004. In January 2004, we substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of our online product have been charged to expense as incurred, but are not classified as research and development expenses.

Other income (expense). Other expenses totaled $437,489 for the nine months ended September 30, 2005, consisting primarily of $500 in interest income on cash, $50,885 in accrued interest expense on convertible notes, $322,310 for the amortization of the beneficial conversion feature and deferred debt discount related to convertible notes issued in April and June/September of 2005, and $51,858 for the amortization of financing costs associated with the debt offerings. During the nine months ended September 30, 2004, we earned $4,483 in interest income on cash held in a bank money market account.

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates. The significant accounting policies that involve management judgment and which we believe to be the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In separate financing transactions in April and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Company anticipates that it will issue 2,400,000 shares of common stock in a proposed public offering. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets as a result of this letter of intent or any other agreements the Company may enter into. (Note that this report on Form 10Q-SB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under securities laws of any such state.) As of September 30, 2005 the Company’s working capital is not sufficient to fund its plan of operations beyond the end of November 2005. While the Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing of up to $1,000,000, there is no guarantee that this effort will be successful. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has continued to experience losses, recording a loss of $1,097,806 for the three months ended September 30, 2005, $2,253,376 for the nine months ended September 30, 2005 and an accumulated deficit since inception of $6,833,958, and it has not recorded any significant revenue. If the Company is unable to raise sufficient additional capital before the end of November 2005, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Imputed salary expense

Under the terms of employment agreements, the Company has had with its Co-chairman and CEO, general counsel, and chief operating officer during the nine months ended September 30, 2004 and with its Co-chairman and CEO and general counsel during the nine months ended September 30, 2005, the Company did not pay these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries. As of April 1, 2005, pursuant to a decision made by the Board of Directors of the Company, the Company began to pay the Co-Chairman and Chief Executive Officer a salary of $250,000 per year. On June 6, 2005, the Company entered into a revised employment agreement with him to that effect, and no additional imputed compensation expense recorded.

Research and development

The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses in the three months ended March 31, 2004 and in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product prior to establishing technological feasibility. In January 2004, the Company substantially completed the development of and began marketing its online product. In management’s opinion, the product became available for general release concurrent with the completion of development and establishment of technological feasibility. As a result, no software development costs have been capitalized. Commencing February 2004, including the nine months ended September 30, 2004 and 2005, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, and are not classified as research and development expenses.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments that in managements’ judgment substantially extend the useful life of the asset are capitalized. Upon the sale, retirement, or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of operations.

Income taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carry forwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Because the Company has had net losses since inception, management has determined that the resulting deferred tax asset should be offset by a corresponding valuation allowance.

Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company’s stock, the Company does not consider volatility in estimating the value of each option; the Company follows the minimum value method. The estimated minimum value of the options granted is amortized to expense over the option vesting periods.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls

As of the end of the period covered by this report, the company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”). This evaluation (the “controls evaluation”) was done under the supervision and participation of the company’s management, including its chief executive officer (the “CEO”) and chief financial officer (the “CFO”). Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company’s disclosure controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications”).

Disclosure Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company’s management, including, without limitation, the CEO and CFO, does not expect that the Company’s disclosure controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of Evaluation

The CEO/CFO evaluation of the Company’s disclosure controls included a review of the controls’ objective and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company’s disclosure controls and to make modifications as necessary. In this regard, the Company’s intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

Internal Controls and Internal Controls over Financial Reporting

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. The Company maintains accounting records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets. We have also established policies and procedures, including access controls, to provide reasonable assurance that transactions are recorded only as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors. Access to assets is permitted only in accordance with management's general or specific authorization. In addition, the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

As of the date of this report, there have been certain positive changes in the Company’s internal control procedures that have improved those controls and related material weaknesses. Recently we hired two additional, experienced accounting staff and enlisted the services of an experienced accounting consultant to assist with financial reporting issues. We have also begun to document and apply transactional and periodic controls procedures, including periodic closing check lists and sign-offs, permitting a better review and approval process and improved quality of accounting reports. We have also begun to prepare to meet the more rigid requirements of the Sarbanes-Oxley Act of 2002, performing research and analysis of the controls over expenditures and revenue recognition.

It is the responsibility of our management to establish and maintain adequate internal control over financial reporting. However, due to our small size and limited financial resources our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, have been the only employees principally involved in accounting and financial reporting. At the time of the noted material weakness, both the bookkeeper and the CFO worked independently, from their homes and there was limited opportunity for a review and approval process. Our audit committee has recognized that, as a result, there was inadequate segregation of duties within the accounting function, leaving most aspects of financial reporting in the hands of the CEO and CFO. Although we have recently hired two experienced employees to help with accounting duties, they are new to the firm and have taken on only limited duties. They provide some degree of segregation of duties over cash, however, and have begun to help write and implement documented control procedures. Combined with procedures already in place, and the information that except for the items noted below, no other material errors or irregularities were noted during repeated re-reviews, our audit committee has had confidence that there have been no irregularities in our financial reporting or in the protection of our assets.

Our independent auditors have reported to our audit committee certain matters involving internal controls that our independent auditors considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to the March 31, 2005, December 31, 2004 and 2003 financial close process and inadequate reviews and approvals of transactions and accounting entries as well as errors, related primarily to the accounting for stock options granted to consultants and advisory board members in lieu of compensation, which resulted in financial reports that will be restated for these periods. During those time periods, only a part-time CFO and bookkeeper provided the bulk of accounting controls and reports, with inadequate review and advisement concerning advanced accounting topics. The combination of this absence of a review and approval process combined with the reporting errors were sufficient to be deemed a material weakness. The adjustments related to these matters have been made by us in connection with the restatement of the audited financial statements for the year ended December 31, 2004 and 2003 and the quarterly statements for the period ended March 31, 2005. Although management has demonstrated certain improvements in controls over the preparation of its financial reports, as described above, these reported conditions and material weaknesses still existed as of September 30, 2005, as the additional staff has only recently been hired, and new review procedures are incomplete and not all have been fully implemented. Management expects that most issues will be resolved by the time of the financial close process related to the filing of the Company’s Report on Form 10 K-SB for the year ended December 31, 2005.

Given these reportable conditions and material weaknesses, our management has devoted additional resources to resolving questions that arose during the audit review described above, and the CEO & CFO are confident that these supervisory, supplemental disclosure controls and procedures were effective at a reasonable assurance level. Our management believes that the reportable conditions noted above stem from our operational growth, and has committed to work closely with our audit committee to develop improved internal controls. Beginning over the summer of 2005, management committed to working with its audit committee to develop improved internal controls, including hiring additional accounting staff and documenting accounting control procedures in writing. We have also begun to prepare to meet the more rigid requirements of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition. Going forward, management is confident that the changes already begun, as well as other anticipated improvements, will correct any material issues. The costs associated with these efforts, primarily salaries and consulting fees, while material now, are not anticipated to be material to the Company when it achieves its anticipated revenue volumes in the coming years. Recently we hired two additional accounting staff, and we have begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. Our management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, we are confident that our financial statements for the three and nine months ended September 30, 2005 and 2004, fairly present, in all material respects, our financial condition and results of operations.

Commencing July 15, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Our accounting staff is small, and although we have recently begun to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

During the nine months ended September 30, 2005, the Company issued a total of 224,900 shares of our common stock in private placement sales at a price of $1.00 per share. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

(b) Reports on Form 8-K

  Current Report on Form 8-K filed on July 7, 2005, reporting the Company’s April and September 2005 private financings.
 Current Report on Form 8-K filed on August 22, 2005, reporting the Company’s restatement of prior period financial statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Date: November 14, 2005	By:	/s/ James D. Burchetta
James D. Burchetta Chief Executive Officer (principal executive officer)

Date: November 14, 2005	By:	/s/ Katherine A. Dering
Katherine A. Dering Chief Financial Officer (principal accounting and financial officer)