Form 10KSB/A
period 2004-12-31
DEBT RESOLVE INC
filed 2005-12-08
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its fiscal year ended December 31, 2004 were $2,787.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $0.

As of March 22, 2005, 29,653,000 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents Incorporated by Reference: None.

DEBT RESOLVE, INC.
(A Development Stage Company)

EXPLANATORY NOTE

Debt Resolve, Inc. (“Debt Resolve” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 Form 10-KSB”), which was originally filed on March 30, 2005, solely to amend and replace Items 6, 7 and 8A of the Form 10-KSB for the year ended December 31, 2004. In addition to the restatements noted below, the Company has updated certain disclosures in the financial statement footnotes, management’s discussion and analysis and controls and procedures.

RESTATEMENT OF FINANCIAL STATEMENTS

On August 19, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that the Company should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. Accounting principles generally accepted in the United States require the Company to record compensation expense for options granted to consultants.  The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultant status for stock-based compensation to these persons, Debt Resolve has restated the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $213,383 since inception through March 31, 2005, including $109,491 during the year ended December 31, 2003, $31,756 during the year ended December 31, 2004 and $72,136 during the quarter ended March 31, 2005. The Company also rectified a computation error in the calculation of weighted average shares outstanding for the year ended December 31, 2003. The adjustments to the recording of expense for the issuance of options to consultants and the correction of the computation of average shares outstanding in 2003 did not change net loss per share for the year ended December 31, 2004, but increased net loss per share by $0.01 to ($0.10) for the year ended December 31, 2003.

In addition, the Company made certain reclassifications to the Balance Sheet and to the Statements of Cash Flows. Within the Balance Sheets as of December 31, 2003 and 2004, $5,594 and $62,939, respectively, of assets that were formerly classified as current were reclassified as long-term, including $0 and $43,540, respectively, of deferred offering expenses and $5,594 and $19,399, respectively, of deposits and other assets. Within the Statements of Cash Flows, certain items were reclassified between financing activities and operating activities, with the most significant being the reclassification of waived and imputed compensation and royalty fees from financing activities to an adjustment to reconcile net loss to net cash used in operating activities. The net effect was a reduction in the cash provided by financing activities, with a corresponding reduction in the cash used in operating activities, of $0 and $52,540 for the years ending December 31, 2003 and 2004, and $52,540 from inception to December 31, 2004.

Amounts reflected herein for the fiscal years ended December 31, 2003 and 2004 represent the reclassified and restated financial information.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Year ended December 31, 2003		Year ended December 31, 2004		Cumulative from Inception (April 21, 1997) to December 31, 2004
		Net loss		Net loss
	Net loss	per share	Net loss	per share	Net loss

As reported	$(2,462,903)	$(0.09)	$(1,970,690)	$(0.07)	$(4,439,335)
Stock-based compensation	(109,491)	(0.01)	(31,756)	(0.00)	(141,247)
As restated	$(2,572,394)	$(0.10)	$(2,002,446)	$(0.07)	$(4,580,582)

The adjustments to the Statements of Operations, Balance Sheet and Statement of Cash Flows, as a result of the above adjustments, is summarized on a condensed basis below. The amounts previously reported are derived from the Forms 10-KSB for the fiscal years ended December 31, 2003 and 2004 filed on March 30, 2004 and 2005 respectively.

Adjustments to the Statements of Operations

	Year ended December 31, 2003		Year ended December 31, 2004		Cumulative from Inception (April 21, 1997) to December 31, 2004
	Amounts previously reported	As Restated	Amounts previously reported	As restated	Amounts Previously Reported	As restated

Total revenues	$–	$–	$2,787	$2,787	$2,787	$2,787
Total expenses	(2,465,509)	(2,576,372)	(1,977,322)	(2,010,078)	(4,448,573)	(4,592,192)
Net interest income	3,978	3,978	4,845	4,845	8,823	8,823
Income taxes	1,372	–	1,000	–	2,372	–
Net loss	$(2,462,903)	$(2,572,394)	$(1,970,690)	$(2,002,446)	$(4,439,335)	$(4,580,582)
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.07)	$(0.07)
Basic and diluted weighted average common shares outstanding	26,668,753	26,852,041	29,133,746	29,133,746

Adjustments to the Balance Sheets

	Years ended December 31,
	2003		2004
	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Current assets	$1,072,272	$1,066,678	$129,856	$66,917
Fixed assets	90,517	90,517	62,500	62,500
Other assets	–	5,594	–	62,939
Total assets	$1,162,789	$1,162,789	$192,356	$192,356
Total liabilities	$287,951	$287,951	$254,826	$254,826
Total stockholders’ equity (deficiency)	874,838	874,838	(62,470)	(62,470)
Total liabilities and stockholders’ equity (deficiency)	$1,162,789	$1,162,789	$192,356	$192,356

Adjustments to the Statements of Cash Flows

	Year ended December 31		Cumulative from Inception (April 21, 1997) to December 31,
	2004		2004
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated

Net cash used in operating activities	$(1,454,468)	$(1,401,928)	$(2,177,550)	$(2,125,010)
Net cash used in investing activities	(9,995)	(9,995)	(114,377)	(114,377)
Net cash provided by financing activities	459,000	406,460	2,326,674	2,274,134

PART II.

Item 6.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement, as discussed in the Explanatory Note and the section titled Restatement of Financial Statements, and certain events occurring subsequent to the filing of the original Form 10-KSB. In addition, the Company updated its disclosure regarding critical accounting policies. The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Amended Annual Report on Form 10-KSB/A. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company is a development stage company. Since its inception, the Company has devoted substantially all of its efforts to planning, research and development activities, and raising capital. In February 2004, the Company implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, the Company implemented its system with its second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. To date, the Company has eight clients under contract, five of which are operational.

Since completing initial product development in early 2004, the Company has marketed its service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. The Company intends to market its service to other segments served by the collections industry worldwide. For example, the Company believes that its system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. The Company also intends to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. The Company believes that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. The Company believes that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving its clients’ profitability by increasing their collections while reducing their cost of collections.

The Company’s revenues to date have been insignificant. The Company has financed its activities to date through its management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of its common stock in private placement financings and the proceeds of its 7% convertible promissory notes in two private financings. In connection with its marketing and client support goals, the Company expects its operating expenses to be approximately $950,000 per quarter at first, and to grow as it employs additional technicians, sales people and client support representatives. The Company expects that salaries and other compensation expenses will continue to be its largest category of expense, while travel, legal, and other sales and marketing expenses will grow as it expands its sales, marketing and support capabilities. Effective utilization of the Company’s system will require a change in thinking on the part of the collection industry, but the Company believes the effort will result in new collection benchmarks. The Company intends to provide detailed advice and hands-on assistance to clients to help them make the transition to its system.

The Company’s current contracts provide that it will earn revenue based on a percentage of the amount of debt collected from accounts submitted on its DebtResolve system or based on recurring license fees coupled with success or other transaction fees. Although other revenue models have been proposed, all revenue earned to date has been determined using the “percent of debt collected” method, and such revenue is recognized when the settlement amount of debt is collected by the Company’s client. While the “percent of debt collected” model will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model.

The Company’s financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In April 2005 and in June/September 2005, the Company issued $2,695,000 of its 7% convertible promissory notes as part of two separate private financing arrangements, and the Company borrowed $100,000 on November 30, 2005 from a director and an existing shareholder of the Company for a term of three months at an annual interest rate of 10%. The Company has also filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Company anticipates that it will issue 2,400,000 shares of common stock in a proposed public offering . However, the Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. (With regards to any such debt financing, the securities offered thereby will not have been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.) There can be no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.

Plan of Operation

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Revenues

The Company earned nominal revenues of $2,787 in 2004 and no revenues in 2003, as its DebtResolve system was still in development. Revenue was earned based on a percentage of the amount collected from accounts submitted on its system by two collection agencies.

The Company’s current contracts provide that it will earn revenue based on a percentage of the amount of debt collected from accounts submitted on its DebtResolve system. Although other revenue models have been proposed, all revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the Company’s client. For the early adopters of its system, the Company waived set-up fees and other transactional fees that it anticipates charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and could possibly become the Company’s preferred revenue model. Most contracts currently in process include set up fees, and base revenue on a monthly licensing fee per account with a small transaction fee on settlement.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $906,437 for the year ended December 31, 2004, an increase of $163,592 over payroll and related expenses of $742,845 for the year ended December 31, 2003. The increase was due primarily to the classification of a large percentage of employee salaries to research and development expense in 2003, as well as to an increase in the number of employees in 2004, net of a decrease in waived compensation to executives, due to modifications to their employment agreements. Included in these expenses in 2004 are $412,500 of imputed compensation incurred in connection with employment agreements with members of our executive management team. The Company’s executive officers waived their contractual salaries during its development period and the Company accrued their salaries as imputed compensation. As of December 31, 2004, the Company had eight full-time employees.

The payroll and related expenses of $742,845 for the year ended December 31, 2003 primarily consisted of compensation incurred in connection with employment agreements with members of the Company’s executive management team. Three executives waived the entire amount of their compensation during 2003 and were not paid, resulting in a capital contribution of $586,167.

General and administrative expenses. General and administrative expenses, including stock-based compensation, totaled $1,019,606 for the year ended December 31, 2004, an increase of $253,245 compared to general and administrative expenses of $766,361 for the year ended December 31, 2003. General and administrative expenses in the year ended December 31, 2004 consisted of $285,677 for service fees, including legal, consulting and accounting fees, $158,346 for telecommunication costs, including web hosting services, $123,013 for marketing expenses, $95,440 for travel-related expenses, $72,721 for rent and occupancy expenses, and $81,771 for other general expenses. Also recorded in this category was $202,638 in stock-based compensation expense for options and warrants granted in payment for consulting services.

General and administrative expenses, including stock-based compensation, totaled $766,361 for the year ended December 31, 2003, of which $376,891 were non-cash items, including $136,491 in stock-based compensation expense for options granted in payment for consulting services. In addition, two directors waived the entire amount of their consulting fees during 2003 and were not paid, resulting in a capital contribution of $267,400. Also recorded in this category were $396,613 for consulting fees incurred in connection with business advisory and marketing services, incurred as part of the Company’s start up, and $258,855 for other general expenses, primarily consisting of legal fees, occupancy costs and travel-related expenses.

Waived royalty fees - related parties. Waived royalty fees - related parties, were $600,000 for the year ended December 31, 2003. Royalty fees were not accrued in the year ended December 31, 2004 due to a change in the license agreement. The licensors of the Company’s technology waived the entire amount of the royalty fee for 2003 and were not paid, resulting in a capital contribution of $600,000.

Research and development expenses. Research and development expenses totaled $46,022 for the year ended December 31, 2004, a decrease of $407,279 from research and development expenses of $453,301 for the year ended December 31, 2003. These expenses in both years consisted of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of our DebtResolve system. In January 2004, the Company substantially completed development and began marketing its services. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification and customization of the Company’s DebtResolve system were charged to expense as incurred, but were not classified as research and development expenses.

Liquidity and Capital Resources

To fund its development activities and operations, the Company issued shares of its capital stock in private placement financings. The approximately $2,200,000 in proceeds from 2003 and 2004 private placement financings, together with limited revenues generated from licensing its system, has provided the Company with working capital.

The Company used $1,401,928 of cash in funding operating activities during the year ended December 31, 2004, as compared to $722,581 in the year ended December 31, 2003.

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. The Company has not entered into any definitive agreements to raise capital in the public equity markets as a result of this letter of intent, but is exploring the possibility of doing so. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Company anticipates that it will issue 2,400,000 shares of common stock in a proposed public offering. Previously, the Company completed two private financing transactions in April 2005 and in June/September 2005, in which it raised total gross proceeds of $2,695,000 from accredited investors, and the Company borrowed $100,000 on November 30, 2005 from a director and an existing shareholder of the Company for a term of three months at an annual interest rate of 10%. An aggregate of 426,018 shares of its common stock are issuable upon the conversion, at a conversion ratio equal to 85% of the assumed initial public offering price of $5.00 per share, of the principal and accrued interest on $800,000 of 7% convertible promissory notes purchased in a private financing in April 2005 and 50% of the principal and accrued interest on $1,895,000 of 7% convertible notes purchased in a private financing in June/September 2005, and an aggregate of 317,059 shares of its common stock are issuable upon the exercise of outstanding three- and five-year warrants, exercisable at $4.25 per share at an assumed initial public offering price of $5.00 per share, issued in connection with the two private financings. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets. The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. (With regards to any such debt financing, the securities offered thereby will not have been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.) If it is unable to raise sufficient additional capital before the end of December 2005, the Company will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.

The Company’s cash needs will grow as it meets its compensation obligations for sales, accounting and customer support staff hired in September and October 2005, combined with the expense of additional staff hired going forward. Of the anticipated $900,000 to $950,000 in operating expenses that the Company expects to incur per quarter for the year following the proposed public offering, more than half will be salary and compensation expense related to current employees. Also significant will be the expense of legal, audit and consulting services to meet the requirements of Sarbanes Oxley legislation and other expenses of being a publicly traded company. While its web hosting arrangements include significant excess capacity at this time, as its client base grows, the Company may need to add additional web space to accommodate this growth, and incur corresponding expense. This additional web hosting expense will not be significant; however, the Company will also have to add to staff to provide its planned superior levels of customer support. In addition, the Company will incur additional sales and marketing expense to grow its customer base as well as travel and other expenses to service its customer base.

The Company also anticipates additional increased costs associated with the start up of its proposed debt-buying subsidiary. Before it begins to recognize revenue, the Company will incur some legal, filing fees and other start up costs associated with establishing this potential line of business.

Off-Balance Sheet Arrangements

The Company has not entered into any transactions with unconsolidated entities in which it has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose it to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides it with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could be different from these estimates. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are as follows:

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2004, the Company had incurred an accumulated deficit of $4,580,582 and its working capital was not sufficient to fund its plan of operations beyond the next fiscal year. Subsequent to that date, however, the Company has been successful in raising additional capital through private equity investments of $224,900 and aggregate debt financing of $2,695,000. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company’s working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. (With regards to any such debt financing, the securities offered thereby will not have been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.) The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of December 2005. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Imputed salary expense

Under the terms of employment agreements the Company has had with its Co-Chairman and Chief Executive Officer and with its Executive Vice President, General Counsel and Secretary during the years ended December 31, 2003 and 2004, the Company has not paid these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries.

Waived royalty fees

Under the terms of a license agreement that the Company has with its Co-Chairmen, royalty fees were due to Messrs. Burchetta and Brofman. However, these payments were not made since they were waived by the Co-Chairmen. The Company recorded royalty expense and a capital contribution in an amount equal to the waived payments.

Research and development

The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses in the three months ended March 31, 2004 and in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product prior to establishing technological feasibility. In January 2004, the Company substantially completed the development of and began marketing its online product. In management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs as well as assumptions and information currently available to it. When used in this report, the words “believe,”“expect,”“anticipate,”“estimate”“potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning the Company’s recent research and development activities; the risks and uncertainties concerning acceptance of its services and products, if and when fully developed, by its potential customers; its present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning the Company’s dependence on its key executives; the risks and uncertainties concerning technological changes and the competition for its services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Recently Issued Accounting Pronouncements

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

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3” was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company’s financial statements or future results of operations.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):  a)  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b)  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c)  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors of

Debt Resolve, Inc.

We have audited the accompanying balance sheets of Debt Resolve, Inc (a development stage company) (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from April 21, 1997 (inception) to December 31, 2002 were audited by other auditors whose report, dated March 17, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The statements for the period from April 21, 1997 (inception) to December 31, 2002 reflect a deficit accumulated during the development stage of $5,742. The other auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Debt Resolve, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2b, the accompanying financial statements as of December 31, 2004 and 2003, and for each of the years then ended, have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2a, the Company has no significant revenues and has incurred significant losses since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, NY

July 26, 2005 (except for Note 14f, as to which the date is August 1, 2005, Note 2b, as to which the date is August 16, 2005, Note 3, as to which the date is August 19, 2005, Note 14b, as to which the date is September 6, 2005, Note 14e, as to which the date is September 28, 2005, Note 2a and Note 14a, as to which the date is September 30, 2005, and Note 14g, as to which the date is November 30, 2005).

DEBT RESOLVE, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2003	2004
	(restated)	(restated)

ASSETS
Current assets:
Cash	$1,040,210	$34,747
Accounts receivable	–	1,219
Prepaid expenses and other current assets	26,468	30,951

Total current assets	1,066,678	66,917

Fixed assets, net	90,517	62,500

Other assets:
Deferred offering costs	–	43,540
Deposits and other assets	5,594	19,399
Total other assets	5,594	62,939
Total assets	$1,162,789	$192,356

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$95,643	$80,021
Accrued compensation expenses	95,667	95,667
Accrued expenses	86,641	69,138
Loan payable to stockholder	10,000	10,000
Total liabilities	287,951	254,826

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	–	–
Common stock, 50,000,000 shares authorized, $0.001 par value, 29,020,000 and 29,479,000 shares issued and outstanding, respectively	29,020	29,479
Additional paid-in capital	3,423,954	4,488,633
Deficit accumulated during the development stage	(2,578,136)	(4,580,582)
Total stockholders’ equity (deficiency)	874,838	(62,470)
Total liabilities and stockholders’ equity (deficiency)	$1,162,789	$192,356

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Operations

	Years ended December 31		Cumulative from inception (April 21, 1997) to December 31,
	2003	2004	2004
	(restated)	(restated)	(restated)

Revenues	$–	$2,787	$2,787

Costs and expenses:
Payroll and related expenses	742,845	906,437	1,649,282
General and administrative expenses (1)	766,361	1,019,606	1,791,709
Waived royalty fees - related parties	600,000	–	600,000
Research and development expenses	453,301	46,022	499,323
Depreciation expenses	13,865	38,013	51,878
Total expenses	2,576,372	2,010,078	4,592,192
Loss from operations	(2,576,372)	(2,007,291)	(4,589,405)

Net interest income	3,978	4,845	8,823
Net loss	$(2,572,394)	$(2,002,446)	$(4,580,582)

Per share data:
Basic and diluted net loss per common share	$(0.10)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	26,852,041	29,133,746

(1)	Includes stock based compensation of $136,491 and $202,638 for the years ended 2003 and 2004, respectively, and $339,129 since inception.

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
From Inception (April 21, 1997) to December 31, 2004

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the
	Number of		Number of		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					(restated)	(restated)	(restated)
INCEPTION, APRIL 21, 1997	–	$–	–	$--	$–	$–	$–
Issuance of common stock	–	–	500,000	500	–	–	500
Net loss	–	–	–	–	–	(330)	(330)
Balance at December 31, 1997	–	–	500,000	500	–	(330)	170
Capital contribution		–	–	–	20	–	20
Net loss	–	–	–	–	–	(190)	(190)
Balance at December 31, 1998	–	–	500,000	500	20	(520)	–
Capital contribution		–	–	–	209	–	209
Net loss	–	–	–	–	–	(209)	(209)
Balance at December 31, 1999	–	–	500,000	500	229	(729)	–
Capital contribution		–	–	–	1,387	–	1,387
Net loss	–	–	–	–	–	(1,387)	(1,387)
Balance at December 31, 2000	–	–	500,000	500	1,616	(2,116)	–
Capital contribution		–	–	–	1,225	–	1,225
Net loss	–	–	–	–	–	(1,225)	(1,225)
Balance at December 31, 2001	–	–	500,000	500	2,841	(3,341)	--
Capital contribution	–	–	–	–	2,401	–	2,401
Net loss	–	–	–	–	–	(2,401)	(2,401)
Balance at December 31, 2002	–	–	500,000	500	5,242	(5,742)	–
Sales of Common stock to principal stockholders	–	–	22,500,000	22,500	–	–	22,500
Sales of Common stock	–	–	3,600,000	3,600	–	–	3,600
Common stock issued to pay consulting fees	–	–	135,000	135	26,865	–	27,000
Common stock issued to pay compensation	–	–	145,000	145	28,855	–	29,000
Conversion of loan into Common stock	–	–	500,000	500	99,500	–	100,000
Conversion of loan into Common stock	–	–	50,000	50	9,950	–	10,000
Rescinded Common stock issued to pay compensation	–	–	(145,000)	(145)	(28,855)	–	(29,000)
Rescinded conversion of loan into Common stock	–	–	(50,000)	(50)	(9,950)	–	(10,000)
Capital contributed from the waiver of accrued compensa-tion and consulting fees	–	–	–	–	853,567	–	853,567
Capital contributed from the waiver of royalty fee	–	–	–	–	600,000	–	600,000
Capital contributed from the grant of stock options to pay for consulting services	–	–	–	–	109,491	–	109,491
Sales of Common stock in private placement	–	–	1,785,000	1,785	1,783,215	–	1,785,000
Offering costs of private placement	–	–	–	–	(53,926)	–	(53,926)
Net loss	–	–	–	–	–	(2,572,394)	(2,572,394)
Balance at December 31, 2003	–	$–	29,020,000	$29,020	$3,423,954	$(2,578,136)	$874,838
Common stock issued to pay consulting fees	–	–	9,000	9	8,991	–	9,000
Sales of common stock in private placement	–	–	450,000	450	449,550	–	450,000
Capital contributed from imputed compensation	–	–	–	–	412,500	–	412,500
Capital contributed from the grant of stock options to pay for consulting services	–	–	–	–	193,638	–	193,638
Net loss	–	–	–	–	–	(2,002,446)	(2,002,446)
Balance at December 31, 2004	–	$–	29,479,000	$29,479	$4,488,633	$(4,580,582)	$(62,470)

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years ended December 31,		Cumulative from inception (April 21, 1997 to December 31, 2004)
	2003	2004
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(2,572,394)	$(2,002,446)	$(4,580,582)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,865	38,013	51,878
Capital contributions from waived and imputed compensation and waived royalty and consulting fees	1,453,567	412,500	1,871,309
Non cash stock-based compensation	136,491	202,638	339,129
Changes in operating assets and liabilities:
Accounts receivable	–	(1,219)	(1,219)
Prepaid expenses and other current assets	(26,468)	(4,483)	(30,951)
Deposits and other assets	(5,594)	(13,805)	(19,399)
Accounts payable	95,643	(15,622)	80,020
Accrued expenses	182,309	(17,504)	164,805
Net cash used in operating activities	(722,581)	(1,401,928)	(2,125,010)
Cash flows from investing activities:
Purchases of fixed assets	(104,383)	(9,995)	(114,377)

Cash flows from financing activities:
Issuance of common stock	1,811,100	450,000	2,207,674
Stockholders’ loans	110,000	–	110,000
Deferred offering expense	(53,926)	(43,540)	(43,540)
Net cash provided by financing activities	1,867,174	406,460	2,274,134
Net increase (decrease) in cash	1,040,210	(1,005,463)	34,747
Cash at beginning of period	–	1,040,210	–
Cash at end of period	$1,040,210	$34,747	$34,747

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$100,000	$–	$100,000
Capital contribution from waived royalty fees	$600,000	$–	$600,000
Capital contribution from waived and imputed compensation and consulting fees	$853,567	$412,500	$1,271,309

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004

1.	ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

Description of business

Debt Resolve, Inc. (“Debt Resolve” or the “Company”), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and purchasers of charged-off debt an Internet-based online system (“the DebtResolve system”) for the collection of past due consumer debt. The Company offers its service as an Application Service Provider (“ASP”) model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The DebtResolve system features, at its core, a patented online bidding system.

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

Development stage activities

In accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. In December 2004, a major commercial bank signed an agreement to use the DebtResolve system. The Company did not earn, nor did it expect to generate, significant revenues from these clients during the initial start-up periods.

2.	GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2004, the Company had incurred an accumulated deficit of $4,580,582 and its working capital was not sufficient to fund its plan of operations beyond the next fiscal year. Subsequent to that date, however, the Company raised additional capital through private equity investments of $224,900 and aggregate debt financing of $2,695,000 (see Note 14b). In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed on Form SB-2 with the Securities and Exchange Commission on September 30, 2005 with that intention (see Note 14a). However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. There can be no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

b.	Prior period adjustments/restatement

Effective August 16, 2005, the Company corrected two errors, (1) relating to stock based compensation expense for options granted to consultants and advisory board members for which the Company did not record a compensation charge during fiscal 2003 and 2004 and the three months ended March 31, 2005, and (2) relating to reimbursement for deferred offering costs which had been improperly credited against general and administrative expenses rather than additional paid in capital.  In addition, the Company made a number of reclassifications within the various statements. Amounts reflected herein for the years ended December 31, 2003 and 2004 represent the restated financial information rather than financial information included in the respective Forms 10-KSB which were filed with the SEC on March 30, 2004 and March 30, 2005. (See Note 3)

c.	Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. From time to time, the Company has balances in excess of the federally insured limit.

d.	Use of estimates

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

e.	Revenue recognition

The Company earned revenue during 2004 from a collection agency that implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, all revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent on the structure of future contracts, revenue may be derived from set up fees or monthly licensing fees with transaction fees upon debt settlement.

f.	Imputed salary expense

Under the terms of employment agreements (see Note 8) the Company has had with its Co-Chairman and Chief Executive Officer and with its Executive Vice President, General Counsel and Secretary during the years ended December 31, 2003 and 2004, the Company has not paid these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries. See Note 5.

g.	Waived royalty fees

Under the terms of a license agreement that the Company has with its Co-Chairmen, royalty fees were due to Messrs. Burchetta and Brofman. However, these payments were not made since they were waived by the Co-Chairmen. The Company recorded royalty expense and a capital contribution in an amount equal to the waived payments.

h.	Research and development expenses

Research and development expenses consist primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product. The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Since the Company intended and has begun to market its online product, these costs have been charged to expense as incurred and classified as research and development expenses. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, but are not classified as research and development expenses.

i.	Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized.

j.	Income taxes

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

k.	Stock-based compensation

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

During 2003, the Company granted employee options to purchase a total of 3,200,000 shares of common stock. During 2004, the Company granted employee options to purchase 1,140,000 shares of its common stock. The following table illustrates the pro forma effects on net loss and net loss per common share for the years ended December 31, 2004 and 2003 as if the Company had applied the minimum value recognition provisions of FASB Statement No. 123 to stock-based compensation issued to employees.

	Year ended December 31,
	2003	2004
	(restated)	(restated)
Net loss - as reported	$(2,572,394)	$(2,002,446)
Deduct: Stock based employee compensation expense determined under minimum-value based methods for all awards	355,999	231,378
Net loss - pro forma	$(2,928,393)	$(2,233,824)
Basic and diluted net loss per common share - as reported	$(0.10)	$(0.07)
Basic and diluted net loss per common share - pro forma	$(0.11)	$(0.08)
Basic and diluted weighted average number of common shares outstanding	26,852,041	29,133,746

l.	Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of employee and consultant options of 4,393,333 at December 31, 2003 and 7,133,333 at December 31, 2004, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 13d) and options relating to the anti dilution provision (see Note 14a).

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

On August 19, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that Debt Resolve should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. Accounting principles generally accepted in the United States of America require the Company to record compensation expense for options granted to consultants.  The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultant status for stock-based compensation to these persons, Debt Resolve has restated the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $213,383 since inception through March 31, 2005, including $109,491 during the year ended December 31, 2003, $31,756 during the year ended December 31, 2004 and $72,136 during the quarter ended March 31, 2005. The Company also rectified a computation error in the calculation of average shares outstanding for the year ended December 31, 2003. The adjustments to the recording of expense for the issuance of options to consultants and the correction of the computation of average shares outstanding in 2003 did not change net loss per share for the year ended December 31, 2004, but increased net loss per share by $0.01 to ($0.10) for the year ended December 31, 2003.

In addition, the Company made certain reclassifications to the Balance Sheets and to the Statements of Cash Flows. Within the Balance Sheets as of December 31, 2003 and 2004, $5,594 and $62,939, respectively, of assets that were formerly classified as current were reclassified as long-term, including $0 and $43,540, respectively, of deferred offering expenses and $5,594 and $19,399, respectively, of deposits and other assets. Within the Statements of Cash Flows, certain items were reclassified between financing activities and operating activities, including the reclassification of waived and imputed compensation and royalty fees from financing activities to an adjustment to reconcile net loss to net cash used in operating activities. The net effect was a reduction in the cash provided by financing activities, with a corresponding reduction in the cash used in operating activities, of $0 and $52,540 for the years ending December 31, 2003 and 2004, and $52,540 from inception to December 31, 2004.

Amounts reflected herein for the fiscal years ended December 31, 2003 and 2004 represent the reclassified and restated financial information rather than financial information included in the original Forms 10-KSB for the years ended December 31, 2003 and 2004 which were filed with the SEC on March 30, 2004 and March 30, 2005.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Year ended December 31, 2003		Year ended December 31, 2004		Cumulative from Inception (April 21, 1997) to December 31, 2004
		Net loss		Net loss
	Net loss	per share	Net loss	per share	Net loss

As reported	$(2,462,903)	$(0.09)	$(1,970,690)	$(0.07)	$(4,439,335)
Stock-based compensation (1)	(109,491)	(0.01)	(31,756)	(0.00)	(141,247)
As restated	$(2,572,394)	$(0.10)	$(2,002,446)	$(0.07)	$(4,580,582)

(1)	Included in General and Administrative Expenses.

The impact on the Statements of Operations, Balance Sheet and Statement of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. The amounts previously reported are derived from the Forms 10-KSB for the fiscal years ended December 31, 2003 and 2004 filed on March 30, 2004 and 2005 respectively.

Adjustments to the Statements of Operations

	Year ended December 31				Cumulative from Inception (April 21, 1997) to
	2003		2004		December 31, 2004
	Amounts previously Reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated

Revenues	$–	$–	$2,787	$2,787	$2,787	$2,787
Costs and expenses
Payroll and related expenses	742,845	742,845	906,437	906,437	1,649,282	1,649,282
General and administrative expense	1,255,498	766,361	986,850	1,019,606	2,248,090	1,791,709
Waived royalties - related parties	–	600,000	–	–	–	600,000
Research and development expense	453,301	453,301	46,022	46,022	499,323	499,323
Depreciation and amortization expense	13,865	13,865	38,013	38,013	51,878	51,878
Total expenses	(2,465,509)	(2,576,372)	(1,977,322)	(2,010,078)	(4,448,573)	(4,592,192)
Loss from operations	(2,465,509)	(2,576,372)	(1,974,535)	(2,007,291)	(4,445,786)	(4,589,405)
Net interest income	3,978	3,978	4,845	4,845	8,823	8,823
Loss before taxes	(2,461,531)	(2,572,394)	(1,969,690)	(2,002,446)	(4,436,963)	(4,580,582)
Income taxes	1,372	–	1,000	–	2,372	–
Net loss	$(2,462,903)	$(2,572,394)	$(1,970,690)	$(2,002,446)	$(4,439,335)	$(4,580,582)
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.07)	$(0.07)
Basic and diluted weighted average of common shares outstanding	26,668,753	26,852,041	29,133,746	29,133,746

Adjustments to the Balance Sheets

	Years ended December 31,
	2003		2004
	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

ASSETS

Current assets:	$1,072,272	$1,066,678	$129,856	$66,917
Fixed assets, net	90,517	90,517	62,500	62,500
Other assets	–	5,594	–	62,939
Total assets	$1,162,789	$1,162,789	$192,356	$192,356

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

Total liabilities	$287,951	$287,951	$254,826	$254,826

Stockholders’ (deficiency):
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	29,020	29,020	29,479	29,479
Additional paid-in capital	3,314,463	3,423,954	4,347,386	4,488,633
Deficit accumulated during the development stage	(2,468,645)	(2,578,136)	(4,439,335)	(4,580,582)
Total stockholders’ equity (deficiency)	874,838	874,838	(62,470)	(62,470)
Total liabilities and stockholders’ equity (deficiency)	$1,162,789	$1,162,789	$192,356	$192,356

Adjustments to the Statements of Cash Flows

	Year ended December 31, 2004		Cumulative from Inception (April 21, 1997) to December 31, 2004
	Amounts previously reported	As restated	Amounts previously reported	As restated

Net cash used in operating activities	$(1,454,468)	$(1,401,928)	$(2,177,550)	$(2,125,010)
Net cash used in investing activities	(9,995)	(9,995)	114,377)	(114,377)
Net cash provided by financing activities	459,000	406,460	2,326,674	2,274,134

4.	FIXED ASSETS:

Fixed assets consist of the following:

	Useful life	December 31, 2003	December 31, 2004
Computer equipment	3 years	$60,975	$70,971
Computer software	3 years	1,919	1,919
Office equipment	3 years	2,192	2,192
Furniture and fixtures	5 years	24,250	24,250
Leasehold improvements	Lease term	15,046	15,046
		104,382	114,378
Less: accumulated depreciation		(13,865)	(51,878)
		$90,517	$62,500

Depreciation expense totaled $38,013 and $13,865 for the years ended December 31, 2004 and 2003, respectively.

5.	STOCKHOLDERS’ EQUITY:

On February 24, 2003, the Principal Stockholders purchased 22,500,000 newly-issued shares of the Company’s common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders. On February 14, 2003, but effective January 13, 2003, five other individuals, consisting of consultants to the Company and members of the Company’s management team, purchased an aggregate of 3,600,000 newly-issued shares of the Company’s common stock for an aggregate cash payment of $3,600.

In April 2003 and May 2003, the Company issued 135,000 shares and 500,000 shares, respectively, of its common stock at $0.20 per share (representing fair value at that time as agreed upon between management and the consultant) to a consultant to the Company as full consideration for $27,000 in accrued consulting fees and as repayment for a $100,000 loan.

In April 2003 and May 2003, the Company agreed to issue 145,000 shares and 50,000 shares, respectively, of its common stock at $0.20 per share (representing fair value at that time as determined by the board of directors) to its former Chief Financial Officer, Mr. Cacciamatta, as full consideration for $29,000 in accrued compensation and as repayment for a $10,000 loan. In August 2003, Mr. Cacciamatta, in accordance with the terms of his agreement, rescinded his acceptance of the Company’s common stock as full consideration for his accrued compensation and repayment for his loan. Because the shares of the Company’s common stock were never formally issued to him in connection with this transaction, the Company reversed the original transaction as of the effective rescission date, and restored the original accrued compensation expense and loan payable to stockholder amounts. The matter was subsequently resolved (see Note 14c).

Five executive officers and members of the board of directors of the Company waived the entire amount of their compensation and consulting fees accrued under the terms of their employment and consulting agreements for 2003, aggregating $853,567, resulting in a capital contribution of $853,567.

Effective September 30 and December 31, 2003, Messrs. Brofman and Burchetta waived the entire amount of their royalty fee (see Note 7) accrued under the terms of their Limited License Agreement for the three months ended September 30 and December 31, 2003, aggregating $600,000, resulting in a capital contribution of $600,000.

During 2003, the Company issued an aggregate of 1,785,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share. During 2003, the Company charged $53,926 of offering costs relating to the private placement of its common stock to additional paid-in capital, resulting in net proceeds of $1,731,074.

In March 2004, the Company issued 9,000 shares of its common stock to two consultants for services provided to the Company in connection with the preparation of a private placement memorandum.

During 2004, the Company issued an aggregate of 450,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share.

Under the terms of their amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during 2004 (see Note 8). The Company recorded compensation expense and a capital contribution totaling $412,500 during 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries.

6.	STOCK OPTIONS:

During 2003, the Company granted non-employee options to consultants to purchase a total of 1,193,333 shares of common stock valued at $109,491 and granted employee options to purchase a total of 3,200,000 shares of common stock. As of December 31, 2003, there were options to purchase 4,393,333 shares outstanding, of which 3,118,333 had vested. As of December 31, 2003, the weighted average exercise price and the weighted average expected life of these options and warrants were $0.57 and 8.44 years, respectively.

During 2004, the Company granted non-employee options to purchase 600,000 shares of common stock valued at $49,600 to two members of its Board of Advisors, exercisable at $1.00 per share. During 2004, the Company also granted non-employee options to purchase 1,000,000 shares of its common stock to a consultant in order to settle a dispute regarding unpaid consulting fees and expenses and in exchange for the consultant’s agreement to continue to seek additional investors for the Company. These options are fully vested as of the grant date, November 9, 2004, are exercisable at $1.00 per share and expire on November 9, 2009. The minimum value of these options was estimated to be $161,882 as of the grant date using the Black-Scholes option pricing model. The Company recorded a capital contribution of $161,882, relieved $83,653 from accounts payable and accrued expenses related to this consultant and charged $78,229 to general and administrative expenses. The Company also granted employee options to purchase 1,140,000 shares of its common stock during the year ended December 31, 2004. As of December 31, 2004, there were options to purchase 7,133,333 shares outstanding, of which 6,783,333 had vested. As of December 31, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.74 and 5.96 years, respectively.

The following table summarizes stock option activity:

	Number of Options	Weighted average exercise price per share

Outstanding at December 31, 2002	–	$–
Granted	4,393,333	0.58
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2003	4,393,333	$0.58
Granted	2,740,000	1.00
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2004	7,133,333	$0.74

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock options outstanding			Stock options exercisable
Exercise Price	Number of shares	Weighted average remaining life	Weighted average exercise price	Number of Shares	Weighted average exercise price
$0.20	435,000	8.27	$0.20	435,000	$0.20
$0.50	3,000,000	8.44	$0.50	3,000,000	$0.50
$1.00	3,698,333	3.68	$1.00	3,348,333	$1.00
	7,133,333	5.96	$0.74	6,783,333	$0.73

7.	RELATED PARTY LICENSE AGREEMENT:

On February 20, 2003, the Company entered into a Limited License Agreement (the “License”) with Messrs. Brofman and Burchetta (together, the “Licensors”) for the licensed usage (the “Licensed Usage”) of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 (the “Patent”) for “Computerized Dispute and Resolution System and Method.” The Licensed Usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt, and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. In February 2004, the License was amended (the “Amendment”) to modify the royalty fee obligations and the termination rights. Pursuant to the Amendment, the Company will pay a royalty fee to the Licensors as follows: (1) in 2004, the Company will pay no royalties; (2) in 2005, the Company will pay a royalty fee of 10% of the Company’s annual gross revenues attributable to the use of the patented computerized dispute resolution system and method (the “Fee”); (3) in 2006, the Company will pay the Fee with a minimum guaranteed royalty payment of $300,000; and (4) in 2007 and thereafter, the Company will pay the Fee with a minimum guaranteed royalty payment of $600,000 annually, subject to certain conditions relating to the Licensors’ continued affiliation with the Company, or potentially as much as $3,000,000 in the aggregate, depending on the circumstances of their separation from the Company. In addition, pursuant to the Amendment, if the Company’s annual gross revenues do not exceed one hundred and ten percent (110%) of the Company’s annual gross revenues for the immediately preceding calendar year (the “Minimum Annual Gross Revenue Clause”), the Licensors may not terminate the License prior to January 1, 2006, provided that the Company has not breached its obligations to pay the Fee.

In 2003, prior to the Amendment, the License provided for a royalty fee, payable to the Licensors, of ten percent (10%) of the Company’s annual gross revenues attributable to the Licensed Usage commencing July 1, 2003 and continuing until the expiration of the Patent. The minimum annual royalty for any fiscal year was $600,000. Under certain circumstances, if Mr. Burchetta was no longer employed as a director and officer of the Company, or if Mr. Brofman was no longer retained as a consultant to the Company, the minimum annual royalty fee for any fiscal year would be $3,000,000. The Licensors had the right to terminate the License if, among other reasons, the Company had not developed and produced a fully functional and commercially usable system contemplated by the License on or before September 30, 2003 (which was extended to March 31, 2004), or the Company’s annual gross revenues during any calendar year did not exceed $500,000 through December 31, 2004, or if the Company failed to meet the Minimum Annual Gross Revenue Clause.

Royalty fee expense, which is included in general and administrative expenses, totaled $0 and $600,000 for the years ended December 31, 2004 and 2003, respectively. The Licensors waived the entire amount of the royalty fee for the year ended December 31, 2003, resulting in a capital contribution of $600,000. The License agreement was subsequently amended during June 2005 (see Note 14d).

8.	EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with four executives. Future aggregate minimum compensation under these agreements as of December 31, 2004 is as follows:

2005	$473,014
2006	300,000
2007	300,000
2008	16,438
Total	$1,089,452

The employment agreements with Messrs. Burchetta and Harris are effective through January 13, 2008. The employment agreement with Mr. Silberstein, originally effective through December 31, 2004 was terminated in October 2004 coincident with his resignation. These agreements provide each executive with an initial annual compensation of $240,000 and contain provisions for annual increases based on “cost-of-living” changes. The employment agreements with Messrs. Burchetta and Harris contain provisions under which their annual compensation may increase to $600,000 if the Company achieves certain operating milestones and also provide for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in their agreements. Compensation expense under the agreements with Messrs. Burchetta, Harris and Silberstein totaled $586,167 for the year ended December 31, 2003. Messrs. Burchetta, Harris and Silberstein are three of the executives mentioned in Note 5 who waived the entire amount of their compensation during 2003.

Each of Messrs. Burchetta, Harris and Silberstein amended their employment agreements on February 25, 2004, with each agreeing to modify their respective level of compensation, subject to the Company meeting certain financial and performance milestones. The employment agreements, as amended, provide that the base salary for each of Messrs. Burchetta, Harris and Silberstein will be as follows: (1) if at the date of any salary payment, the aggregate amount of the Company’s net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover the Company’s projected cash flow requirements (as established by the Company’s Board of Directors in good faith from time to time) for the following succeeding 12 months (the “Projected Cash Requirement”), the annual base salary will be $150,000; and (2) if at the date of any salary payment, the Company’s net cash on hand provided from operating activities is sufficient to cover the Company’s Projected Cash Requirement, the annual base salary will be $240,000, and increased to $450,000 upon the later to occur of (a) January 1, 2004 and (b) the date upon which the Company completes the sale or license of its system with respect to 400,000 consumer credit accounts. Since the annual base salaries of Messrs. Burchetta and Harris are subject to the Company meeting these specified financial and performance milestones, any salary payments to Messrs. Burchetta and Harris will be allocated equally among each of them at the time payment is made.

Under the terms of the amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein during 2004. The Company recorded compensation expense and a capital contribution totaling $412,500 in 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries. These employment agreements were subsequently amended during June 2005 (see Note 14e).

9.	OFFICE LEASE:

The Company leases office facilities under a non-cancelable operating lease through July 2005. Rent expense and utilities for the years ended December 31, 2004 and 2003 was $72,721 and $39,603, respectively. Future aggregate minimum lease payments as of December 31, 2004 are $39,158 for 2005. On August 1, 2005, the Company moved its headquarters to a larger space in the same building and entered into a new lease agreement (see Note 14f).

10.	INCOME TAXES:

For U.S. Federal income tax purposes, expenses of the Company have been capitalized as start-up costs and are subject to amortization once business begins.

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2003	2004
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%
Nondeductible expenses:
Permanent differences	19.21	7.00
Deferred start up costs	5.74	–
Stock based compensation	1.45	3.29
Accrued expenses and other	1.54	–
Net operating loss carryforward	6.06	23.71
Effective tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company’s deferred tax assets are as follows:

	December 31,
	2003	2004
Deferred tax asset:
Deferred start up costs	$173,624	$173,624
Stock based compensation	43,796	121,251
Accrued expenses and other	46,537	–
Net operating loss carryforward	185,871	744,394
Deferred tax asset	449,828	1,039,269
Less: valuation allowance	(449,828)	(1,039,269)
Net deferred tax asset	$–	$–
Increase in valuation allowance	$(447,531)	$(589,441)

Due to the uncertainty surrounding the realization of the benefits of deferred start-up costs and net operating loss carryforward, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2003 and 2004. At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,861,000 which expire at various dates through 2024.

11.	TRANSACTIONS WITH RELATED PARTIES:

Effective January 13, 2003, the Company entered into a consulting agreement with Mr. Brofman as non-executive Co-Chairman of the Board. The consulting fee expense under this agreement, which is included in general and administrative expenses, totaled $222,000 for year ended December 31, 2003. Mr. Brofman is one of the individuals mentioned in Note 5 above, who waived the entire amount of his consulting fee during 2003. The Company and Mr. Brofman mutually agreed to terminate the consulting agreement on February 25, 2004. Although the consulting agreement has been terminated, Mr. Brofman continues to serve as the Co-Chairman of the Board.

12.	WEB HOSTING COMMITMENT:

On October 31, 2003, the Company entered into a web hosting agreement with AT&T Corporation. The agreement became effective in April 2004, when the Company began to service their first customer, and provided for the purchase of certain equipment and start up charges at the time of the agreement and a combination of monthly variable expenses, dependent on volumes, going forward. Expenses for web hosting services totaled $14,180 and $124,595 for the years ended December 31, 2003 and 2004, respectively. The agreement is in effect until April 2006, and based on current volumes as of the filing date of this amended report, the Company expects to incur expenses of $15,000 to $18,000 per month going forward.

13.	RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

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

14.	SUBSEQUENT EVENTS:

a.	LETTER OF INTENT:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. The Company has not entered into any definitive agreements to raise capital in the public equity markets as a result of this letter of intent, but is exploring the possibility of doing so. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Company anticipates that it will issue 2,400,000 shares of common stock in a proposed public offering. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets as a result of this letter of intent or any other agreements the Company may enter into. In connection with this non-binding letter of intent, and in the event of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company intends to issue to investors who had participated in its private placement of stock at $1.00 per share in 2003 and 2004, warrants to purchase common stock in a quantity sufficient to restore some portion of their pre-of faring value, and has entered into a non-binding agreement to that effect. The Company also intends to issue stock options to purchase common stock to certain employees and consultants of the Company for the same purpose. These “make-whole” warrants and stock options are anticipated to be exercisable from three to five years at the same price as the per share offering price at the time of a public offering.

b.	CONVERTIBLE NOTES:

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

On June 28, 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible into 2,941,176 shares of common stock. As part of the private financing, the Company issued to the investors warrants to purchase 1,470,590 shares of common stock, exercisable for a period of five years at $0.425 per share. The terms of the notes and warrants issued in the June 2005 private financing were substantially identical to those issued in the April 2005 private financing, except with respect to the conversion provision for the notes and the exercise period of the warrants.

On September 6, 2005, the Company received proceeds from a further private financing of 7% senior convertible promissory notes in the aggregate principal amount of $645,000, due one year from the date of issuance, initially convertible into 1,517,649 shares of common stock. As part of this private financing, the Company issued to the investors warrants to purchase 758,827 shares of common stock exercisable for a period of five years at $0.425 per share. The terms of the notes and warrants issued in the September 2005 private financing were identical to those issued in the June 2005 private financing.

The principal amount and accrued interest under the April and the June/September notes are convertible into shares of common stock at any time at the option of the holder, and automatically, in the case of a public offering of the Company’s common stock, in which case (i) for the June and September 2005 notes, 50% of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and the remaining 50% of the outstanding principal amount and accrued interest under the notes will be repaid to the holders from the proceeds of such public offering, and (ii) for the April 2005 notes, all of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price will be less than the initial public offering price. The Company has recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the notes and related investor warrants of $1,235,887, and this amount will be amortized over the life of the notes.

Maxim Group LLC acted as the placement agent in the June/September 2005 private financing and received placement fees of $142,800 and non-accountable expenses of $53,550. In addition, Maxim Group received warrants to purchase 336,000 shares of common stock, valued at $40,207, exercisable for a period of three years at $0.425 per share. Total cash fees associated with this offering were $219,350, including the above-mentioned fees paid to Maxim Group and also including other fees of $23,000, paid to underwriter’s attorneys and a stock transfer agent. The total of fees and the value of the warrants have been recorded as deferred financing cost and will be amortized over the life of the notes.

c.	ACCRUED COMPENSATION EXPENSE AND LOANS PAYABLE TO STOCKHOLDERS:

As of June 30, 2005, the Company had reached an agreement to resolve an outstanding debt owed to a former employee. Danilo Cacciamatta, the Company’s former CFO, accepted payments of options to purchase 700,000 shares of common stock, valued at $84,000, as well as cash payments of $38,400, as part of a package resolution of unpaid compensation of $95,667, a $10,000 loan, as reflected on the Balance Sheets as of December 31, 2003 and 2004, plus interest owed on these balances.

d.	RELATED PARTY TRANSACTIONS:

(i)	License Agreement

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

On June 29, 2005, the Company granted to each of Messrs. Burchetta and Brofman a stock option for up to such number of shares of common stock such that the stock option, when added to the number of shares of common stock owned by each of Messrs. Burchetta and Brofman, and in combination with any shares owned by any of their respective immediate family members and affiliates, will equal 14.6% of the total number of outstanding shares of common stock on a fully-diluted basis as of the closing of a public offering of the Company’s common stock, assuming the exercise of such stock option. The value of these options will be recorded as a prepaid royalty and classified as contra-equity once the number of options has been determined, and will be amortized over the life of the underlying patent.

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

(ii)	Sublease

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

e.	EMPLOYMENT AGREEMENTS:

On June 6, 2005, at a meeting of the Board of Directors, the Company entered into a revised employment agreement with the Co-Chairman and Chief Executive Officer. The action modified an employment agreement which is effective through July 2008. The agreement provides him with an initial annual compensation of $250,000 and contains provisions for annual increases based on “cost-of-living” changes. The modification allowed him to begin receiving cash payments of his salary effective as of April 1, 2005. Prior to this date, the CEO’s salary was waived. The employment agreement with him contains provisions under which his annual compensation may increase to $600,000 if the Company achieves specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.

In addition to the agreements above, the Company has an employment agreement with the Senior Vice President and Chief Technology Officer that became effective December 1, 2003 and remains in effect until December 1, 2005. This employment agreement provides for annual compensation of $200,000 and other considerations. On August 1, 2005, the Company also entered into an employment agreement with the Chief Financial Officer, Treasurer and Secretary. This employment agreement provides for annual compensation of $150,000 and other considerations, and remains in effect until July 31, 2006. On September 28, 2005, effective as of the date the Company’s proposed public stock offering is declared effective and assuming a proposed 1-for-10 reverse stock split, the Company granted these officers options to purchase 230,000 and 100,000 shares, respectively, of Company common stock. These stock options are exercisable at $5.00 per share and will have a term of five years from their date of grant and will vest immediately with the proposed public stock offering. The initial number of shares and the exercise price per share thereof subject to each option assume that the Company completes a proposed 1-for-10 reverse stock split of its outstanding shares of common stock prior to the date of grant, and in the event the stock split actually effected by the Company is in a different ratio than 1-for-10, the number of shares and the exercise price per share thereof subject to each option will automatically be adjusted accordingly. In the event the Company’s proposed public stock offering does not take place by March 31, 2006, the options terminate and become null and void.

f.	LEASED FACILITIES:

On August 1, 2005, the Company moved its headquarters to a larger space in the same building. The Company leases this office facility under a non-cancelable operating lease through July 2010. Future aggregate minimum lease payments over the 60 months of the lease period total $616,456, of which $80,000 has been prepaid as a deposit.

g.	SHORT TERM FINANCING:

On November 30, 2005, the Company borrowed $100,000 from a director and an existing stockholder of the Company for a term of three months at an annual interest rate of 10%.

15.	SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED):

The following is the summarized quarterly financial data for the years ended December 31, 2003 and 2004, as previously reported and as restated for the adjustments discussed in Note 3:

	Year ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues, as previously reported	$–	$–	$–	$–
Adjustments	–	–	–	–
Restated total revenues	–	–	–	–

Net loss, as previously reported	(352,839)	(333,510)	(827,171)	(949,383)
Stock-based compensation adjustments	–	(28,876)	(33,081)	(47,534)
Net loss, as restated	(352,839)	(362,386)	(860,252)	(996,917)

Basic and diluted net loss per common share:
Net loss, as previously reported	(0.02)	(0.01)	(0.03)	(0.03)
Stock-based compensation adjustments	–	–	–	(0.01)
Net loss, as restated	(0.02)	(0.01)	(0.03)	(0.04)

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues, as previously reported	$–	$–	$2,088	$699
Adjustments	–	–	–	–
Restated total revenues	–	–	2,088	699

Net loss, as previously reported	(500,719)	(466,571)	(451,677)	(551,723)
Stock-based compensation adjustments	–	–	(26,143)	(5,613)
Net loss, as restated	(500,719)	(466,571)	(477,820)	(557,336)

Basic and diluted net loss per common share:
Net loss, as previously reported	(0.02)	(0.02)	(0.02)	(0.02)
Stock-based compensation adjustments	–	–	–	–
Net loss, as restated	(0.02)	(0.02)	(0.02)	(0.02)

Item 8A. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”). This evaluation (the “controls evaluation”) was done under the supervision and participation of the Company’s management, including its Chief Executive Officer (the “CEO”), who is the Company’s principal executive officer, and its Chief Financial Officer (the “CFO”), who is the Company’s principal financial officer. Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications”).

Disclosure Controls

Disclosure controls means controls and other procedures of the Company that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Conclusions on the Effectiveness of Controls

Based on their evaluations as of the end of the period covered in this report, the Company’s CEO and CFO concluded that the Company’s disclosure controls were not effective at the “reasonable assurance” level. The ineffectiveness of the Company’s disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

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

Internal Control over Financial Reporting

The Company maintains a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company maintains accounting records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets. The Company has also established policies and procedures, including access controls, to provide reasonable assurance that transactions are recorded only as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors. Access to assets is permitted only in accordance with management’s general or specific authorization. In addition, the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

As of the date of this report, there have been certain positive changes in the Company’s internal control procedures that have improved those controls and related material weaknesses. Recently, the Company hired two additional, experienced accounting staff and enlisted the services of an experienced accounting consultant to assist with financial reporting issues. The Company has also begun to document and apply transactional and periodic controls procedures, including periodic closing check lists and sign-offs, permitting a better review and approval process and improved quality of accounting reports. The Company has also begun to prepare to meet the more rigid requirements of the Sarbanes-Oxley Act of 2002, performing research and analysis of the controls over expenditures and revenue recognition.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources, the Company’s CEO and CFO have been the only employees principally involved in accounting and financial reporting. At the time of the material weakness noted below, both the bookkeeper and the CFO worked independently, from their homes and there was limited opportunity for a review and approval process. The Company’s audit committee has recognized that, as a result, there was inadequate segregation of duties within the accounting function, leaving most aspects of financial reporting in the hands of the CEO and CFO. Although the Company has recently hired two experienced employees to help with accounting duties, they are new to the Company and have taken on only limited duties. They provide some degree of segregation of duties over cash, however, and have begun to help write and implement documented control procedures. Combined with procedures already in place, and the information that, except for the items noted below, no other material errors or irregularities were noted during repeated re-reviews, the Company’s audit committee has confidence that there have been no irregularities in the Company’s financial reporting or in the protection of its assets.

The Company’s independent auditors reported to the Company’s audit committee certain matters involving internal controls that the Company’s independent auditors considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to the March 31, 2005, December 31, 2004 and 2003 financial close process and inadequate reviews and approvals of transactions and accounting entries as well as errors, related primarily to the accounting for stock options granted to consultants and advisory board members in lieu of compensation, which resulted in financial reports that are being restated for these periods. During those time periods, only a part-time CFO and bookkeeper provided the bulk of accounting controls and reports, with inadequate review and advisement concerning advanced accounting topics. The combination of this absence of a review and approval process, combined with the reporting errors, were sufficient to be deemed a material weakness. The adjustments related to these matters have been made by the Company in connection with the restatement of the audited financial statements for the year ended December 31, 2004 and 2003 and the quarterly statement for the period ended March 31, 2005. Although management has demonstrated certain improvements in controls over the preparation of its financial reports, as described above, these reported conditions and material weaknesses still exist, as the additional staff has only recently been hired, and new review procedures are incomplete and not all have been fully implemented. Management expects that most issues will be resolved by the time of the financial close process related to the filing of the Company’s Report on Form 10-KSB for the year ended December 31, 2005.

Given these reportable conditions and material weakness, the Company’s management has devoted additional resources to resolving questions that arose during the audit review described above. The Company’s management believes that the reportable conditions noted above stem from the Company’s operational growth, and has committed to work closely with the Company’s audit committee to develop improved internal controls. Beginning over the summer of 2005, management committed to working with its audit committee to develop improved internal controls, including hiring additional accounting staff and documenting accounting control procedures in writing. The Company has also begun to prepare to meet the more rigid requirements of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition. Going forward, management is confident that the changes already begun, as well as other anticipated improvements, will correct any material issues. The costs associated with these efforts, primarily salaries and consulting fees, while material now, are not anticipated to be material to the Company when it achieves its anticipated revenue volumes in the coming years. Recently the Company hired two additional accounting staff, and it has begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. The Company’s management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, the Company is confident that its financial statements for the years ended December 31, 2004 and 2003, fairly present, in all material respects, its financial condition and results of operations.

Commencing the year ending December 31, 2007, the Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accounting firm addressing these assessments. The Company’s accounting staff is small, and although the Company recently begun to augment its internal controls procedures and expand its accounting staff, there is no guarantee that this effort will be adequate. During the course of its testing, the Company may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in the Company’s reported financial information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: December 8, 2005	By:	/s/ JAMES D. BURCHETTA

James D. Burchetta Co-Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Burchetta	Chief Executive Officer, Co-Chairman of the Board	December 8, 2005
James D. Burchetta

/s/ Charles S. Brofman	Co-Chairman of the Board	December 8, 2005
Charles S. Brofman

/s/ Alan M. Silberstein	Director	December 8, 2005
Alan M. Silberstein

/s/ Lawrence E. Dwyer, Jr.	Director	December 8, 2005
Lawrence E. Dwyer, Jr.

/s/ William M. Mooney, Jr.	Director	December 8, 2005
William M. Mooney, Jr.