Form 10QSB/A
period 2005-03-31
DEBT RESOLVE INC
filed 2005-12-08
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2005, 29,703,900 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DEBT RESOLVE, INC.
(A Development Stage Company)

EXPLANATORY NOTE

Debt Resolve, Inc. (“Debt Resolve” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “Form 10-QSB”), which was originally filed on May 16, 2005, solely to amend and replace Items 1, 2 and 3 within Part I of the Form 10-QSB. In addition to the restatements noted below, the Company has updated certain disclosures in the financial statement footnotes, management’s discussion and analysis and controls and procedures.

RESTATEMENT OF FINANCIAL STATEMENTS

On August 19, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that the Company should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. Accounting principles generally accepted in the United States require the Company to record compensation expense for options granted to consultants.  The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultant status for stock-based compensation to these persons, Debt Resolve has restated the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $213,383 since inception through March 31, 2005, including $109,491 during the year ended December 31, 2003, $31,756 during the year ended December 31, 2004 (none during the quarter ended March 31, 2004) and $72,136 during the quarter ended March 31, 2005. In addition, the adjustment to an entry recording offering expenses increased net loss by $25,000 for the quarter ended March 31, 2005 and increased net loss by $25,000 to $238,383 since inception through March 31, 2005. The adjustments to the recording of expense for the issuance of options to consultants and recording of offering expenses increased net loss per share for the three months ended March 31, 2005 by $(0.01) to $ (0.02).

In addition, the Company made certain reclassifications to the Balance Sheet and to the Statements of Cash Flows. Within the Balance Sheet as of March 31, 2005, $126,122 of assets that were formerly classified as current were reclassified as long-term, including $106,723 of deferred offering expenses and $19,399 of deposits and other assets. Within the Statements of Cash Flows, certain items were reclassified between financing activities and operating activities, with the most significant being the reclassification of waived and imputed compensation and royalty fees from financing activities to an adjustment to reconcile net loss to net cash used in operating activities. The net effect was a reduction in the cash provided by financing activities, with a corresponding reduction in the cash used in operating activities, of $161,850 and $156,057 for the quarters ending March 31, 2004 and 2005, and $2,079,906 since inception. Amounts reflected herein for the quarters ended March 31, 2004 and 2005 represent the reclassified and restated financial information rather than financial information included in the original Forms 10-QSB which were filed with the SEC on May 17, 2004 and May 16, 2005.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Three months ended March 31, 2005		Cumulative from Inception (April 21, 1997) to March 31, 2005
		Net loss
	Net loss	per share	Net loss
As reported	$(419,807)	$(0.01)	$(4,859,142)
Stock-based compensation ($72,136)
Offering cost reimbursement ($25,000)
Total changes	(97,136)	(0.01)	(238,383)
As restated	$(516,943)	$(0.02)	$(5,097,525)

The adjustment to the Statements of Operations, Balance Sheet and Statement of Cash Flows, as a result of the above adjustments, is summarized on a condensed basis below. The amounts previously reported are derived from the Form 10-QSB for the quarter ended March 31, 2005 filed on May 16, 2005.

Adjustments to the Condensed Statements of Operations

	Three months ended March 31, 2005		Cumulative from Inception (April 21, 1997) to March 31, 2005
	Amounts		Amounts
	previously	As	previously	As
	reported	Restated	reported	Restated
Total revenues	$1,661	$1,661	$4,448	$4,448
Total expenses	(421,482)	(518,618)	(4,870,055)	(5,110,810)
Net interest income	14	14	8,837	8,837
Income taxes	–	–	2,372	–
Net loss	$(419,807)	$(516,943)	$(4,859,142)	$(5,097,525)
Basic and diluted loss per share	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	29,549,794	29,549,794

Adjustments to the Condensed Balance Sheet

	March 31, 2005
	Amounts
	Previously	As
	Reported	restated
Current assets	$169,341	$43,219
Fixed assets	55,030	55,030
Other assets	–	126,122
Total assets	$224,371	$224,371
Total liabilities	450,954	450,954
Total stockholders’ deficiency	(226,583)	(226,583)
Total liabilities and stockholders’ deficiency	$224,371	$224,371

Adjustments to the Statements of Cash Flows

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005		Cumulative from inception (April 21, 1997) to March 31, 2005
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Net cash used in operating activities	$(542,507)	$(380,657)	$(347,043)	$(165,986)	$(4,395,902)	$(2,290,996)
Net cash used in investing activities	(8,691)	(8,691)	–	–	(114,377)	(114,377)
Net cash provided by (used in) financing activities	121,500	(40,350)	323,568	142,511	4,521,551	2,416,645

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2005
(Unaudited)
(restated)

ASSETS

Current assets:
Cash	$11,272
Accounts receivable, net	2,880
Prepaid expenses and other current assets	29,067
Total current assets	43,219

Fixed assets, net	55,030

Other assets:
Deferred offering costs	106,723
Deposits and other assets	19,399
Total other assets	126,122
Total assets	$224,371

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$252,149
Accrued compensation expenses	95,667
Accrued expenses	68,138
Loans payable to stockholders	35,000
Total liabilities	450,954

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	–
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	29,704
Additional paid-in capital	4,841,238
Deficit accumulated during the development stage	(5,097,525)
Total stockholders’ deficiency	(226,583)
Total liabilities and stockholders’ deficiency	$224,371

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative from Inception (April 21, 1997) to March 31,
	2004	2005	2005
		(restated)	(restated)

Revenues	$–	$1,661	$4,448

Costs and expenses:
Payroll and related expenses	197,504	242,476	1,891,758
General and administrative expenses (1)	249,140	268,672	2,060,381
Waived royalty fees - related parties	–	–	600,000
Research and development expenses	46,022	–	499,323
Depreciation and amortization expenses	10,589	7,470	59,348
Total expenses	503,255	518,618	5,110,810

Loss from operations	(503,255)	(516,957)	(5,106,362)

Net interest income	2,536	14	8,837
Net loss	$(500,719)	$(516,943)	$(5,097,525)

Per share data:
Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	29,020,890	29,549,794

(1)	Stock based compensation totaled $9,000 and $72,136 in the three months ended March 31, 2004 and 2005, respectively, and $411,265 since inception.

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative from Inception (April 21, 1997) to March 31,
	2004	2005	2005
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(500,719)	$(516,943)	$(5,097,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	9,000	72,136	411,265
Capital contribution from waived and imputed compensation and royalty fees	112,500	75,000	1,946,309
Depreciation and amortization	10,589	7,470	59,348
Changes in operating assets & liabilities
Accounts receivable	–	(1,661)	(2,880)
Prepaid expenses and other current assets	7,175	26,884	(4,067)
Deposits and other assets	–	–	(19,399)
Accounts payable	(44,695)	172,128	252,148
Accrued expenses	25,493	(1,000)	163,805
Net cash used in operating activities	(380,657)	(165,986)	(2,290,996)

Cash flows from investing activities:
Purchases of fixed assets	(8,691)	–	(114,377)
Net cash used in investing activities	(8,691)	–	(114,377)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	–	180,694	2,388,368
Proceeds from stockholders’ loans	–	25,000	135,000
Stock offering costs	(40,350)	(63,183)	(106,723)
Net cash (used in) provided by financing activities	(40,350)	142,511	2,416,645

Net (decrease) increase in cash	(429,698)	(23,475)	11,272

Cash at beginning of period	1,040,210	34,747	–
Cash at end of period	$610,512	$11,272	$11,272

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$–	$–	$100,000
Capital contribution from waived royalty fees	$–	$–	$600,000
Capital contribution from waived and imputed compensation	$112,500	$75,000	$1,346,309

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

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

Development stage activities

In accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and product development, and raising capital. In January 2004, the Company substantially completed the development of its online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency and completed a successful systems test. Since that time, the Company has continued to devote substantial time and assets on marketing its product to credit card companies, collection agencies, and other holders of delinquent consumer debt. As of March 31, 2005, the Debt Resolve system was being used by two collection agencies, on certain limited portfolios, and has begun to generate some revenue for the Company.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2005, the Company’s working capital was not sufficient to fund its plan of operations beyond July 2005. In separate financing transactions in April and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000 (see Note 11a). In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention (see Note 5). The Company has continued to experience losses, recording a loss of $516,943 for the three months ended March 31, 2005, an accumulated deficit from inception to March 31, 2005 of $5,097,525, and as of the date of this report has still not recorded any significant revenue. The Company’s working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period. These statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 8, 2005.

Reclassifications

Certain amounts in the financial statements for the three months ended March 31, 2004 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three months ended March 31, 2005. These reclassifications had no effect on the previously reported net loss beyond the impact of the restatements, described above.

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

Revenue recognition

The Company earned revenue during the three months ended March 31, 2005 from two collection agencies that have implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, all revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the Company’s client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent on the structure of future contracts, revenue may be derived from set-up fees or monthly licensing fees with transaction fees upon debt settlement.

Imputed salary expense

Under the terms of employment agreements, the Company had with its Co-Chairman/CEO, Chief Operating Officer and General Counsel during the three months ended March 31, 2004 and with its Co-Chairman/CEO and General Counsel during the three months ended March 31, 2005, the Company has not paid these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries.

Waived royalty fees

Under the terms of a license agreement that the Company has with its Co-Chairmen, royalty fees were due to Messrs. Burchetta and Brofman. However, these payments were not made since they were waived by the Co-Chairmen. The Company recorded royalty expense of $0 for the three months ended March 31, 2005 and 2004 and $600,000 since inception and a capital contribution in an amount equal to the waived payments in the same periods.

Research and development

Research and development expenses in the three months ended March 31, 2004 consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product. The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Since the Company intended and has begun to market its online product, these costs were charged to expense as incurred and classified as research and development expenses. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, and for the three ended March 31, 2005, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, and are not classified as research and development expenses.

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

The following table illustrates the pro forma effects on net loss and net loss per common share for the three months ended March 31, 2004 and 2005 and the period cumulative from inception as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

	Three months ended March 31,		Cumulative from Inception(April 21, 1997) to March 31,
	2004	2005	2005
	(restated)	(restated)	(restated)

Net loss - as reported	$(500,719)	$(516,943)	$(5,097,525)
Deduct: Stock based employee compensation determined under minimum value method	63,840	1,284	588,661
Net loss - pro forma	$(564,559)	$(518,227)	$(5,686,186)

Basic and diluted net loss per common share - as reported	$(0.02)	$(0.02)

Basic and diluted net loss common share - pro forma	$(0.02)	$(0.02)

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options of 7,733,333 and 4,393,333, at March 31, 2005 and March 31, 2004, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 11c) or options relating to the non-binding anti dilution agreement (see Note 5).

NOTE 3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 19, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that Debt Resolve should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. Accounting principles generally accepted in the United States of America require the Company to record compensation expense for options granted to consultants.  The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultant status for stock-based compensation to these persons, Debt Resolve has restated the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $213,383 since inception through March 31, 2005, including $109,491 during the year ended December 31, 2003, $31,756 during the year ended December 31, 2004 (none during the quarter ended March 31, 2004) and $72,136 during the quarter ended March 31, 2005. In addition, the adjustment to an entry recording offering expenses had no impact for the quarter ended March 31, 2004, increased net loss by $25,000 for the quarter ended March 31, 2005 and increased net loss by $25,000 to $238,383 since inception. The adjustments to the recording of expense for the issuance of options to consultants and recording of offering expense increased net loss per share for the three months ended March 31, 2005 by $0.01 to ($0.02).

In addition, the Company made certain reclassifications to the Balance Sheet and to the Statements of Cash Flows. Within the Balance Sheet as of March 31, 2005, $126,122 of assets that were formerly classified as current were reclassified as long-term, including $106,723 of deferred offering expenses and $19,399 of deposits and other assets. Within the Statements of Cash Flows, certain items were reclassified between financing activities and operating activities, with the most significant being the reclassification of waived and imputed compensation and royalty fees from financing activities to an adjustment to reconcile net loss to net cash used in operating activities. The net effect was a reduction in the cash provided by financing activities, with a corresponding reduction in the cash used in operating activities, of $161,850 and $181,057 for the quarters ending March 31, 2004 and 2005, and $2,079,906 since inception.

Amounts reflected herein for the quarters ended March 31, 2004 and 2005 represent the reclassified and restated financial information rather than financial information included in the prior years’ Form 10-QSB which were filed with the SEC on May 17, 2004 and May 16, 2005. The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Three months ended March 31, 2005		Cumulative from Inception (April 21, 1997) to March 31, 2005
		Net loss
	Net loss	per share	Net loss
As reported	$(419,807)	$(0.01)	$(4,859,142)
Stock-based compensation ($72,136)
Offering cost reimbursement ($25,000)
Total changes	(97,136)	(0.01)	(238,383)
As restated	$(516,943)	$(0.02)	$(5,097,525)

The impact on the Statements of Operations, Balance Sheet and Statement of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. The amounts previously reported are derived from the Form 10-QSB for the quarter ended March 31, 2005 as filed on May 16, 2005.

Adjustments to the Condensed Statements of Operations

	Three months ended March 31, 2005		Cumulative from Inception (April 21, 1997) to March 31, 2005
	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated
Revenues	$1,661	$1,661	$4,448	$4,448
Cost and expenses
Payroll and related expenses	242,476	242,476	1,891,758	1,891,758
General and administrative expenses	171,536	268,672	2,419,626	2,060,381
Waived royalties-related parties	–	–	–	600,000
Research and development expenses	–	–	499,323	499,323
Depreciation and amortization expense	7,470	7,470	59,348	59,348
Total expenses	(421,482)	(518,618)	(4,870,055)	(5,110,810)
Loss from operations	(419,821)	(516,957)	(4,865,607)	(5,106,362)
Net interest income	14	14	8,837	8,837
Loss before taxes	(419,807)	(516,943)	(4,856,770)	(5,097,525)
Income taxes	–	–	2,372	–
Net loss	$(419,807)	$(516,943)	$(4,859,142)	$(5,097,525)
Basic and diluted loss per share	$(0.01)	$(0.02)
Basic and diluted weighted average of common shares outstanding	29,549,794	29,549,794

Adjustments to the Condensed Balance Sheet

	March 31, 2005
	Amounts
	Previously	As
	Reported	restated
ASSETS

Current assets	$169,341	$43,219
Fixed assets, net	55,030	55,030
Other assets	–	126,122
Total assets	$224,371	$224,371

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Total liabilities	$450,954	$450,954
Stockholders’ deficiency:
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	29,704	29,704
Additional paid-in capital	4,602,855	4,841,238
Deficit accumulated during the development stage	(4,859,142)	(5,097,525)
Total stockholders’ deficiency	(226,583)	(226,583)
Total liabilities and stockholders’ deficiency	$224,371	$224,371

Adjustments to the Condensed Statements of Cash Flows

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005		Cumulative from inception (April 21, 1997) to March 31
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Net cash used in operating activities	$(542,507)	$(380,657)	$(347,043)	$(165,986)	$(4,395,902)	$(2,290,996)
Net cash used in investing activities	(8,691)	(8,691)	–	–	(114,377)	(114,377)
Net cash provided by (used in) financing activities	121,500	(40,350)	323,568	142,511	4,521,551	2,416,645

NOTE 4.	FIXED ASSETS:

Fixed assets as of March 31, 2005 are summarized as follows:

	Useful life
Computer equipment	3 years	$70,971
Computer software	3 years	1,919
Office equipment	3 years	2,192
Furniture and fixtures	5 years	24,250
Leasehold improvements	Lease term	15,046
		114,378
Less: accumulated depreciation		(59,348)
		$55,030

Depreciation expense totaled $10,589 and $7,470 for the three months ended March 31, 2004 and 2005, respectively, and $59,348 since inception.

NOTE 5.	LETTER OF INTENT:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Company anticipates that it will issue from 2,400,000 to 3,000,000 shares of common stock in a proposed public offering. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets as a result of this letter of intent or any other agreements the Company may enter into. In connection with this proposed offering, the Company has incurred deferred offering costs of $106,723 as of March 31, 2005. Also, in connection with this proposed offering, and in the event of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company intends to issue to investors who had participated in its private placement of stock at $1.00 per share in 2003 and 2004, warrants to purchase common stock in a quantity sufficient to restore some portion of their pre-offering value, and has entered into a non-binding agreement to that effect. The Company also intends to issue stock options to purchase common stock to certain employees and consultants of the Company for the same purpose. These “make-whole” warrants and stock options are anticipated to be exercisable from three to five years at the same price as the per share offering price at the time of a public offering.

NOTE 6.	STOCKHOLDERS’ DEFICIENCY:

During the three months ended March 31, 2005, the Company issued 224,900 shares of common stock through a private placement for a total of $224,900 and incurred expenses of the private placement of $44,206. In connection with this private placement, the Company issued warrants to purchase 1,000,000 shares of common stock to an investor, exercisable at $0.425 per share. These warrants are exercisable for three years from the date of grant and vested upon issuance.

During the three months ended March 31, 2005, two stockholders reimbursed the Company for $25,000 of deferred offering costs. Such amount has been credited to additional paid-in capital.

During the three months ended March 31, 2005, the Company recorded imputed compensation expense of $75,000 related to salaries for the CEO and the General Counsel of the Company as if the Company had met the terms for the payment of their salaries as stipulated in their employment agreements, and recorded the waived salary as a contribution to additional paid-in capital.

During the three months ended March 31, 2005, the Company issued options to purchase 600,000 shares of common stock, exercisable at $1.00 per share, to a board member as consideration for consulting services, valued at $66,000. These options are exercisable for three years from the date of grant and vested upon issuance.

During the three months ended March 31, 2005, the Company recorded compensation expense of $6,136 for options to purchase 200,000 shares of common stock, exercisable at $1.00 per share, granted to an advisory board member in 2004. These options are exercisable for three years from the date of grant, and 100,000 vested each on March 31, 2005 and June 30, 2005.

NOTE 7.	EMPLOYMENT AGREEMENT:

As of March 31, 2005, the Co-Chairman and Chief Executive Officer and the Company’s General Counsel had employment agreements with the Company, and under the terms of these employment agreements, no salary payments were made to them during the three months ended March 31, 2005 and 2004. The Company recorded compensation expense and a capital contribution totaling $112,500 in 2004 and $75,000 in 2005, representing an imputed compensation expense for the minimum base salary amounts under the agreements with these officers, and in 2004, with a board member who formerly served as Chief Operating Officer, as if the Company had met the condition for paying their salaries. With respect to the Co-Chairman and Chief Executive Officer, pursuant to an audit committee vote April 8, 2005 and following board approval, the Company agreed to begin paying the Co-Chairman and Chief Executive Officer’s salary at an annual rate of $250,000, effective from April 8, 2005 until such time as the Company completes a public offering. (See Note 11e for additional employment agreements).

NOTE 8.	OFFICE LEASE:

At March 31, 2005, the Company leased office facilities under a non-cancelable operating lease through July 2005. Rent expense for the three months ended March 31, 2004 and 2005 was $15,119 for both periods. Rent expense has been $117,705 since inception. On August 1, 2005, the Company moved its operations to a larger space in the same building. (See Note 11f).

NOTE 9.	WEB HOSTING COMMITMENT:

On October 31, 2003, the Company entered into a web hosting agreement with AT&T Corporation. The agreement became effective in April, 2004, when the Company began to service their first customer, and provided for the purchase of certain equipment and start up charges at the time of the agreement and a combination of monthly variable expenses, dependent on volumes, going forward. Expenses for web hosting services totaled $975 and $51,655 for the three months ended March 31, 2004 and 2005, respectively, and $190,430 since inception. The agreement is in effect until April 2006, and based on current volumes, the Company expects to incur expenses of $15,000 to $18,000 per month.

NOTE 10.	RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

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

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):  a)  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109 , Accounting for Income Taxes . Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b)  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c)  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).   The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

NOTE 11.	SUBSEQUENT EVENTS:

a.	CONVERTIBLE NOTES:

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

On June 28, 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible into 2,941,176 shares of common stock. As part of the private financing, the Company issued warrants to the investors to purchase 1,470,590 shares of common stock, exercisable for a period of five years at $0.425 per share. The terms of the notes and warrants issued in the June 2005 private financing were substantially identical to those issued in the April 2005 private financing, except with respect to the conversion provision for the notes and the exercise period of the warrants.

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

b.	ACCRUED COMPENSATION EXPENSE AND LOANS PAYABLE TO STOCKHOLDERS:

As of June 30, 2005, the Company had reached an agreement to resolve an outstanding debt owed to a former employee. Danilo Cacciamatta, the Company’s former CFO, accepted payments of options to purchase 700,000 shares of common stock, exercisable at $0.425 per share, valued at $84,000, as well as cash payments of $38,400, as part of a package resolution of unpaid compensation of $95,667 and a $10,000 loan, included in loans payable to stockholders as of March 31, 2005, plus interest owed on these balances. These options are exercisable for three years from the date of grant and vested upon issuance.

c.	RELATED PARTY TRANSACTIONS:

(i)	License Agreement

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

On June 29, 2005, the Company granted to each of Messrs. Burchetta and Brofman a stock option for up to such number of shares of common stock such that the stock option, when added to the number of shares of common stock owned by each of Messrs. Burchetta and Brofman, and in combination with any shares owned by any of their respective immediate family members and affiliates, will equal 14.6% of the total number of outstanding shares of common stock on a fully-diluted basis as of the closing of a potential public offering of the Company’s common stock, assuming the exercise of such stock option. The value of these options will be recorded as a prepaid royalty and classified a contra-equity once the number of options has been determined, and will be amortized over the life of the underlying patent.

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

d.	STOCKHOLDERS’ DEFICIENCY:

On April 6, 2005, the Company issued options to purchase 200,000 shares of common stock, exercisable at $1.00 per share, to a consultant as consideration for services as an advisory board member valued at $19,000. These options are exercisable for three years from the date of grant and vested upon issuance.

Subsequent to March 31, 2005, the Company recorded imputed compensation expense of $37,500 related to salaries for the General Counsel of the Company as if the Company had met the terms for the payment of his salary as stipulated in his employment agreement, and recorded the waived salary as a contribution to additional paid-in capital.

Subsequent to March 31, 2005, the Company recorded compensation expense of $2,586 for 200,000 options granted to an advisory board member in 2004, vesting during the period.

e.	EMPLOYMENT AGREEMENTS:

On June 6, 2005, at a meeting of the Board of Directors, the Company entered into a revised employment agreement with the Co-Chairman and Chief Executive Officer. The action modified an employment agreement which is effective through July 2008. The agreement provides him with an initial annual compensation of $250,000 and contains provisions for annual increases based on “cost-of-living” changes. The modification allowed him to begin receiving cash payments of his salary effective as of April 1, 2005. Prior to this date, the CEO’s salary was waived. The employment agreement also contains provisions under which his annual compensation may increase to $600,000 if the Company achieves specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.

In addition to the agreements above, the Company has an employment agreement with the Senior Vice President and Chief Technology Officer that became effective December 1, 2003 and remains in effect until December 1, 2005. This employment agreement provides for annual compensation of $200,000 and other considerations. On August 1, 2005, the Company also entered into an employment agreement with the Chief Financial Officer, Treasurer and Secretary. This employment agreement provides for annual compensation of $150,000 and other considerations, and remains in effect until July 31, 2006. On September 28, 2005, effective as of the date the Company’s proposed public stock offering is declared effective and assuming a proposed 1-for-10 reverse stock split, the Company granted these officers options to purchase 230,000 and 100,000 shares, respectively, of Company common stock. These stock options are exercisable at $5.00 per share, will have a term of five years from their date of grant and will vest immediately with the proposed public stock offering. The initial number of shares and the exercise price per share thereof subject to each option assume that the Company completes a proposed 1-for-10 reverse stock split of its outstanding shares of common stock prior to the date of grant, and in the event the stock split actually effected by the Company is in a different ratio than 1-for-10, the number of shares and the exercise price per share thereof subject to each option will automatically be adjusted accordingly. In the event the Company’s proposed public stock offering does not take place by March 31, 2006, the options terminate and become null and void.

f.	LEASED FACILITIES:

On August 1, 2005, the Company moved its headquarters to a larger space in the same building. The Company leases this office facility under a non-cancelable operating lease with an annual escalation clause through July 2010. Future aggregate minimum lease payments over the 60 months of the lease period total $616,456, of which $80,000 has been prepaid as a deposit.

g.	SHORT TERM FINANCING:

On November 30, 2005 the Company borrowed $100,000 from a director and an existing stockholder of the Company for a term of three months at an annual interest rate of 10%.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-QSB. In addition, the Company updated its disclosure regarding critical accounting policies. The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Amended Quarterly Report on Form 10-QSB/A as well as the Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

Restatement of Previously Issued Financial Statements

The Company restated its financial statements for the years ended December 31, 2004 and 2003 and the quarterly period ended March 31, 2005.

On August 19, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that adjustments were necessary to recognize the cumulative impact of correcting its computation for stock-based compensation to consultants and advisory board members. Specifically, it was determined that the Company should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. Accounting principles generally accepted in the United States require the Company to record compensation expense for options granted to consultants.  The Company had disclosed these costs on a pro forma basis, only. Based on the reclassification of employee and consultant status for stock-based compensation to these persons, Debt Resolve has restated the periods impacted by these adjustments. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $213,383 since inception through March 31, 2005, including $109,491 during the year ended December 31, 2003, $31,756 during the year ended December 31, 2004 (none during the quarter ended March 31, 2004) and $72,136 during the quarter ended March 31, 2005. In addition, the adjustment to an entry recording offering expenses increased net loss by $25,000 for the quarter ended March 31, 2005 and increased net loss by $25,000 to $238,383 since inception. The adjustments to the recording of expense for the issuance of options to consultants and recording of offering expense increased net loss per share for the three months ended March 31, 2005 by $(0.01) to $ (0.02).

In addition, the Company made certain reclassifications to the Balance Sheet and to the Statements of Cash Flows. Within the Balance Sheet as of March 31, 2005, $126,122 of assets that were formerly classified as current were reclassified as long-term, including $106,723 of deferred offering expenses and $19,399 of deposits and other assets. Within the Statements of Cash Flows, certain items were reclassified between financing activities and operating activities, with the most significant being the reclassification of waived and imputed compensation and royalty fees from financing activities to an adjustment to reconcile net loss to net cash used in operating activities. The net effect was a reduction in the cash provided by financing activities, with a corresponding reduction in the cash used in operating activities, of $161,850 and $181,057 for the quarters ending March 31, 2004 and 2005, and $2,079,906 since inception. Amounts reflected herein for the quarters ended March 31, 2004 and 2005 represent the reclassified and restated financial information rather than financial information included in the original Forms 10-QSB which were filed with the SEC on May 17, 2004 and May 16, 2005.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Three months ended March 31, 2005		Cumulative from Inception (April 21, 1997) to March 31, 2005
		Net loss
	Net loss	per share	Net loss
As reported	$(419,807)	$(0.01)	$(4,859,142)
Stock-based compensation ($72,136)
Offering cost reimbursement ($25,000)
Total changes	(97,136)	(0.01)	(238,383)
As restated	$(516,943)	$(0.02)	$(5,097,525)

Overview

The Company a development stage company. Since its inception, the Company has devoted substantially all of its efforts to planning, research and development activities, and raising capital. In February 2004, the Company implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, the Company implemented its system with its second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. As of the filing date of this amended report, the Company has eight clients under contract, five of which are operational.

Since completing initial product development in early 2004, the Company has marketed its service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. The Company has prepared for its entry into the European marketplace by reviewing its mode of business and modifying its contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. The Company expects that initially, its expense associated with servicing its European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations may require customization. The Company has begun investigation of and negotiations with companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. The Company intends to market its service to other segments served by the collections industry worldwide. For example, the Company believes that its system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. The Company also intends to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. The Company believes that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. The Company believes that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving its clients’ profitability by increasing their collections while reducing their cost of collections.

The Company’s revenues to date have been insignificant. The Company has financed its activities to date through its management’s contributions of cash, the proceeds from sales of its common stock in private placement financings and the proceeds of our 7% convertible promissory notes in two private financings.

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

Liquidity and Capital Resources

The Company’s financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had $11,272 in cash at March 31, 2005, but subsequently received $2,695,000 between April and June/September 2005 in proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000, and the Company borrowed $100,000 on November 30, 2005 from a director and an existing shareholder of the Company for a term of three months at an annual interest rate of 10%. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention. There can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company’s working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. (With regards to any such debt financing, the securities offered thereby will not have been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.) There can be no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004

Revenues

Revenue totaled $1,661 and $0 for the three months ended March 31, 2005 and 2004, respectively. The Company earned revenue during the three months ended March 31, 2005 from a collection agency that implemented the Company’s online system. Revenue was earned based on a percentage of the amount of debt collected from accounts placed on the Company’s online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $242,476 for the three months ended March 31, 2005, an increase of $44,972 over payroll and related expense of $197,504 for the three months ended March 31, 2004, due primarily to an increase in staffing, and to a change in accounting for salaries and related expenses of staff devoted to developing the Debt Resolve system, net of a reduction in imputed salary expense, due to the change in status of a key executive of the company to director status. For the three months ended March 31, 2005 and March 31, 2004, these expenses include $75,000 and $112,500, respectively, of imputed compensation expense for the minimum base salary amounts under the employment agreements with Messrs. Burchetta and Harris, and, in 2004, Mr. Silberstein, as if the Company had met the condition for paying their salaries. No salary payments were made to Messrs. Burchetta and Harris during the three months ended March 31, 2005 nor to Messrs. Burchetta, Harris and Silberstein during the three months ended March 31, 2004, and the Company recorded their imputed compensation as a capital contribution. During the month of January 2004, payroll and related expenses incurred in connection with employees involved in the development of the Company’s online product were classified as research and development expenses. Commencing February 2004, these expenses were no longer classified as research and development expenses and were included in payroll and related expenses.

General and administrative expenses. General and administrative expenses totaled $268,672 for the three months ended March 31, 2005, an increase of $19,532 over general and administrative expenses of $249,140 for the three months ended March 31, 2004, due primarily to higher non-cash stock based compensation expense net of lower legal and professional fees. For the three months ended March 31, 2005, these expenses consist of $72,136 for non-cash stock based consulting expense, $60,147 for telecommunication costs, including website hosting, $51,150 for service fees, including consulting, legal and accounting fees, $18,381 for travel related expense, $16,832 for marketing and promotion costs, $22,568 for insurance, $17,089 for occupancy costs, and $10,369 for other general expenses.. For the three months ended March 31, 2004, these expenses consist of $114,436 for professional fees incurred in connection with legal, accounting, computer and business advisory services, $32,164 in marketing expense, $26,152 in travel related expenses, $26,025 in website development expense not included in research and development, $11,333 of telecommunications costs and $39,030 for other general expenses, primarily consisting of occupancy costs and insurance.

Research and development expenses. Research and development expenses totaled $0 for the three months ended March 31, 2005 and $46,022 for the three months ended March 31, 2004. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s online product have been charged to expense as incurred, but are not classified as research and development expenses. For the three months ended March 31, 2004, research and development expenses consist of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s software product.

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of March 31, 2005 the Company’s working capital was not sufficient to fund its plan of operations beyond July 2005. In separate financing transactions in April and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention. (Note: This report on Form 10Q-SB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under securities laws of any such state.) There can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company’s working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. (With regards to any such debt financing, the securities offered thereby will not have been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.) There can be no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Imputed salary expense

Under the terms of employment agreements the Company had with its Co-Chairman/CEO, Chief Operating Officer and General Counsel during the three months ended March 31, 2004 and with its Co-Chairman/CEO and General Counsel during the three months ended March 31, 2005, the Company has not paid these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries.

Waived royalty fees

Under the terms of a license agreement that the Company has with its Co-Chairmen, royalty fees were due to Messrs. Burchetta and Brofman in 2003. However, these payments were not made since they were waived by the Co-Chairmen. The Company has recorded no royalty expense in 2004 or 2005, due to a modification in the agreement, but has recorded royalty expense and a capital contribution of $600,000 since inception.

Research and development

The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses in the three months ended March 31, 2004 and in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product prior to establishing technological feasibility. In January 2004, the Company substantially completed the development of and began marketing its online product. In management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, including the three months ended March 31, 2004 and 2005, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on the Company’s beliefs as well as assumptions and information currently available to it. When used in this report, the words “believe,”“expect,”“anticipate,”“estimate,”“potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning the Company’s recent research and development activities; the risks and uncertainties concerning acceptance of its services and products, if and when fully developed, by its potential customers; its present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning the Company’s dependence on its key executives; the risks and uncertainties concerning technological changes and the competition for its services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Given these reportable conditions and material weakness, the Company’s management has devoted additional resources to resolving questions that arose during the audit review described above. The Company’s management believes that the reportable conditions noted above stem from the Company’s operational growth, and has committed to work closely with the Company’s audit committee to develop improved internal controls. Beginning over the summer of 2005, management committed to working with its audit committee to develop improved internal controls, including hiring additional accounting staff and documenting accounting control procedures in writing. The Company has also begun to prepare to meet the more rigid requirements of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition. Going forward, management is confident that the changes already begun, as well as other anticipated improvements, will correct any material issues. The costs associated with these efforts, primarily salaries and consulting fees, while material now, are not anticipated to be material to the Company when it achieves its anticipated revenue volumes in the coming years. Recently the Company hired two additional accounting staff, and it has begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. The Company’s management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, the Company is confident that its financial statements for the three months ended March 31, 2005 and 2004, fairly present, in all material respects, its financial condition and results of operations.

Commencing with the fiscal year ending December 31, 2007, the Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accounting firm addressing these assessments. The Company’s accounting staff is small, and although the Company recently begun to augment its internal controls procedures and expand its accounting staff, there is no guarantee that this effort will be adequate. During the course of its testing, the Company may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in the Company’s reported financial information.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities

During the three months ended March 31, 2005, the Company issued a total of 224,900 shares of its common stock in private placement sales at a price of $1.00 per share. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

DEBT RESOLVE, INC.

Dated: December 8, 2005	By:	/s/ JAMES D. BURCHETTA

James D. Burchetta Co-Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ KATHERINE A. DERING

Katherine A. Dering Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)