Form 10QSB/A
period 2005-06-30
DEBT RESOLVE INC
filed 2005-12-08
CIK 1106645

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

(914) 949-5500
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

As of August 22, 2005, 29,703,900 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

EXPLANATORY NOTE

Debt Resolve, Inc. (“Debt Resolve” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the “Form 10-QSB”), which was originally filed on August 22, 2005, solely to amend and replace Item 3 of the Form 10-QSB.

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

Given these reportable conditions and material weakness, the Company’s management has devoted additional resources to resolving questions that arose during the audit review described above. The Company’s management believes that the reportable conditions noted above stem from the Company’s operational growth, and has committed to work closely with the Company’s audit committee to develop improved internal controls. Beginning over the summer of 2005, management committed to working with its audit committee to develop improved internal controls, including hiring additional accounting staff and documenting accounting control procedures in writing. The Company has also begun to prepare to meet the more rigid requirements of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition. Going forward, management is confident that the changes already begun, as well as other anticipated improvements, will correct any material issues. The costs associated with these efforts, primarily salaries and consulting fees, while material now, are not anticipated to be material to the Company when it achieves its anticipated revenue volumes in the coming years. Recently the Company hired two additional accounting staff, and it has begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. The Company’s management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, the Company is confident that its financial statements for the three months and six months ended June 30, 2005 and 2004, fairly present, in all material respects, its financial condition and results of operations.

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