Form 10KSB/A
period 2004-12-31
DEBT RESOLVE INC
filed 2006-03-30
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

DEBT RESOLVE, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Explanatory Note		3

Restatement of Financial Statements		3

PART II.

Item 6.	Management’s Discussion and Analysis or Plan of Operation	6
Item 7.	Financial Statements	14

Signatures		38

Certifications		39

EXPLANATORY NOTE

Debt Resolve, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 Form 10-KSB”), which was originally filed on March 30, 2005 and previously amended by Form 10-KSB/A Amendment No. 1 (“Amendment No. 1”) filed on December 8, 2005, solely to amend and replace Items 6 and 7 of Amendment No. 1 for the year ended December 31, 2004. In addition to the restatements noted below, the Company has updated certain disclosures in the financial statement footnotes and management’s discussion and analysis.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the completion and filing of Amendment No. 1, the Company became aware of certain accounting guidance regarding how a non-public entity should calculate of the value of options granted to non-employees. Up through the filing of Amendment No.1, the Company had followed the guidance in SFAS No. 123, and had followed the minimum value method, which does not take into account volatility, to calculate the value of stock options issued to both employees and consultants. Upon further review, the Company decided that guidance in EITF 96-18 should also apply. Specifically, that stock options to non-employees should be valued using the fair value method, which includes stock price volatility as a component of the valuation of stock options. Since the Company’s stock was not, and is not as of the date hereof, publicly traded, the Company developed an index of the volatility reported by comparable companies in accordance with SFAS No. 123. Accordingly, the Company is restating its prior financial statements using the fair value method of calculating non-employee stock-based compensation.

As of December 31, 2004, the restatement adjustments related to the computation of the fair value for stock-based compensation to non-employees increased net loss compared to the previously restated financial statements by $1,000,225 since inception, including $333,673 during the year ended December 31, 2003, and $666,552 during the year ended December 31, 2004, and increased the basic and diluted net loss per share by $0.01, from $(0.10) to $(0.11) in the year ended December 31, 2003, and $0.02 from $(0.07) to $(0.09) in the year ended December 31, 2004.

Amounts reflected herein for the fiscal years ended December 31, 2003 and 2004 represent the restated financial information.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Year ended December 31, 2003		Year ended December 31, 2004		Cumulative from Inception (April 21, 1997) to December 31, 2004

		Net loss		Net loss
	Net loss	per share	Net loss	per share	Net loss

As reported in Amendment No. 1	$(2,572,394)	$(0.10)	$(2,002,446)	$(0.07)	$(4,580,582)
Stock-based compensation	(333,673)	(0.01)	(666,552)	(0.02)	(1,000,225)

As restated	$(2,906,067)	$(0.11)	$(2,668,998)	$(0.09)	$(5,580,807)

The adjustments to the Statements of Operations, Balance Sheet and Statement of Cash Flows, as a result of the above adjustments, is summarized on a condensed basis below. The balance sheet and statements of cash flow show only the sections that were effected by these adjustments. The amounts previously reported are those reported in Amendment No. 1.

Adjustments to the Statements of Operations

	Year ended December 31, 2003 Year ended December 31, 2004					Cumulative from Inception (April 21, 1997) to December 31, 2004
	Amounts previously reported	As Restated	Amounts previously reported	As restated	Amounts Previously Reported	As restated

Total revenues	$--	$--	$2,787	$2,787	$2,787	$2,787
Total expenses	(2,576,372)	(2,910,045)	(2,010,078)	(2,676,630)	(4,592,192)	(5,592,417)
Net interest income	3,978	3,978	4,845	4,845	8,823	8,823
Net loss	$(2,572,394)	$(2,906,067)	$(2,002,446)	$(2,668,998)	$(4,580,582)	$(5,580,807)
Basic and diluted loss per share	$(0.10)	$(0.11)	$(0.07)	$(0.09)
Basic and diluted weighted average common shares outstanding	26,852,041	26,852,041	29,133,746	29,133,746

Adjustments to the Balance Sheets

	Years ended December 31,
	2003		2004
	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Stockholders’ equity (deficiency):
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	$29,020	$29,020	$29,479	$29,479
Additional paid-in capital	3,423,954	3,892,172	4,488,633	5,814,868
Deferred compensation	--	(134,545)	--	(326,010)
Deficit accumulated during the development stage	(2,578,136)	(2,911,809)	(4,580,582)	(5,580,807)
Total stockholders’ equity (deficiency)	$874,838	$874,838	$(62,470)	$(62,470)

Adjustments to the Statements of Cash Flows

	Years ended December 31,				Cumulative from inception (April 21, 1997 to December 31,)
	2003	2003	2004	2004	2004	2004
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Cash flows from operating activities:
Net loss	$(2,572,394)	$(2,906,067)	$(2,002,446)	$(2,668,998)	$(4,580,582)	$(5,580,807)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,865	13,865	38,013	38,013	51,878	51,878
Capital contributions from waived and imputed compensation and waived royalty and consulting fees	1,453,567	1,453,567	412,500	412,500	1,871,309	1,871,309
Non cash stock-based compensation	136,491	470,164	202,638	869,190	339,129	1,339,354
Changes in operating assets and liabilities:
Accounts receivable	--	--	(1,219)	(1,219)	(1,219)	(1,219)
Prepaid expenses and other current assets	(26,468)	(26,468)	(4,483)	(4,483)	(30,951)	(30,951)
Deposits and other assets	(5,594)	(5,594)	(13,805)	(13,805)	(19,399)	(19,399)
Accounts payable	95,643	95,643	(15,622)	(15,622)	80,020	80,020
Accrued expenses	182,309	182,309	(17,504)	(17,504)	164,805	164,805
Net cash used in operating activities	$(722,581)	$(722,581)	$(1,401,928)	$(1,401,928)	$(2,125,010)	$(2,125,010)

PART II.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement, as discussed in the Explanatory Note and the section titled Restatement of Financial Statements, and certain events occurring subsequent to the filing of the original Form 10-KSB. In addition, the Company updated its disclosure regarding critical accounting policies. The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Amendment No. 2. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements.

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

General and administrative expenses. General and administrative expenses, including stock-based compensation, totaled $1,686,158 for the year ended December 31, 2004, an increase of $586,124 compared to general and administrative expenses of $1,100,034 for the year ended December 31, 2003. General and administrative expenses in the year ended December 31, 2004 consisted of $285,677 for service fees, including legal, consulting and accounting fees, $158,346 for telecommunication costs, including web hosting services, $123,013 for marketing expenses, $95,440 for travel-related expenses, $72,721 for rent and occupancy expenses, and $81,771 for other general expenses. Also recorded in this category was $869,190 in stock-based compensation expense for common stock, options and warrants granted in payment for consulting services.

General and administrative expenses, including stock-based compensation, totaled $1,100,034 for the year ended December 31, 2003, including $470,164 in stock-based compensation expense for common stock and options granted in payment for consulting services. In addition, two directors waived the entire amount of their consulting fees during 2003 and were not paid, resulting in a capital contribution of $267,400. Also recorded in this category were $295,451 for consulting fees incurred in connection with business advisory and marketing services, incurred as part of the Company’s start up, and $296,502 for other general expenses, primarily consisting of legal fees, occupancy costs and travel-related expenses. These expenses were reduced by a $229,483 allocation to Research and Development expenses.

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2004, the Company had incurred an accumulated deficit of $5,580,807 and its working capital was not sufficient to fund its plan of operations beyond the next fiscal year. Subsequent to that date, however, the Company has been successful in raising additional capital through private equity investments of $224,900 and aggregate debt financing of $2,695,000. In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention. However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company’s working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. (With regards to any such debt financing, the securities offered thereby will not have been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.) The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of December 2005. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted to employees is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company’s stock, the Company does not consider volatility in estimating the value of each option granted; the Company follows the minimum value method. The estimated minimum value of the options granted is amortized to expense over the option vesting periods. The Company accounts for stock-based compensation issued to non-employees using the fair value method.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs as well as assumptions and information currently available to it. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” “potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning the Company’s recent research and development activities; the risks and uncertainties concerning acceptance of its services and products, if and when fully developed, by its potential customers; its present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning the Company’s dependence on its key executives; the risks and uncertainties concerning technological changes and the competition for its services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Item 7.	Financial Statements for the years ended December 31, 2004 and 2003 and Cumulative from Inception (April 21, 1997 to December 31, 2004)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has no significant revenues and has incurred significant losses since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, NY

July 26, 2005 (except for Note 14f, as to which the date is August 1, 2005, Note 2b, as to which the date is August 16, 2005, Note 3, as to which the date is August 19, 2005, Note 14b, as to which the date is September 6, 2005, Note 14e, as to which the date is September 28, 2005, Note 2a and Note 14a, as to which the date is September 30, 2005 and Note 14g, as to which the date is November 30, 2005).

DEBT RESOLVE, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2003	2004
	(restated)	(restated)

ASSETS
Current assets:
Cash	$1,040,210	$34,747
Accounts receivable	-	1,219
Prepaid expenses and other current assets	26,468	30,951

Total current assets	1,066,678	66,917

Fixed assets, net	90,517	62,500

Other assets:
Deferred offering costs	-	43,540
Deposits and other assets	5,594	19,399
Total other assets	5,594	62,939
Total assets	$1,162,789	$192,356

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$95,643	$80,021
Accrued compensation expenses	95,667	95,667
Accrued expenses	86,641	69,138
Loan payable to stockholder	10,000	10,000

Total liabilities	287,951	254,826

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	--	--
Common stock, 50,000,000 shares authorized, $0.001 par value, 29,020,000 and 29,479,000 shares issued and outstanding, respectively	29,020	29,479
Additional paid-in capital	3,892,172	5,814,868
Deferred compensation	(134,545)	(326,010)
Deficit accumulated during the development stage	(2,911,809)	(5,580,807)

Total stockholders’ equity (deficiency)	874,838	(62,470)

Total liabilities and stockholders’ equity (deficiency)	$1,162,789	$192,356

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Operations

	Years ended December 31		Cumulative from inception (April 21, 1997) to December 31,
	2003	2004	2004
	(restated)	(restated)	(restated)
Revenues	$--	$2,787	$2,787

Costs and expenses:
Payroll and related expenses	742,845	906,437	1,649,282
General and administrative expenses (1)	1,100,034	1,686,158	2,791,934
Waived royalty fees - related parties	600,000	--	600,000
Research and development expenses	453,301	46,022	499,323
Depreciation expenses	13,865	38,013	51,878

Total expenses	2,910,045	2,676,630	5,592,417

Loss from operations	(2,910,045)	(2,673,843)	(5,589,630)

Net interest income	3,978	4,845	8,823

Net loss	$(2,906,067)	$(2,668,998)	$(5,580,807)

Per share data:
Basic and diluted net loss per common share	$(0.11)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	26,852,041	29,133,746

(1)	Includes stock based compensation of $ 470,164 and $869,190 for the years ended 2003 and 2004, respectively, and $1,339,354 since inception.

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
From Inception (April 21, 1997) to December 31, 2004

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
					(restated)	(restated)	(restated)	(restated)
INCEPTION, APRIL 21, 1997	--	$--	--	$--		$--	$--	$--
Issuance of common stock	--	--	500,000	500		--	--	500
Net loss	--	--	--	--		--	(330)	(330)
Balance at December 31, 1997	--	--	500,000	500		--	(330)	170
Capital contribution		--	--	--		20	--	20
Net loss	--	--	--	--		--	(190)	(190)
Balance at December 31, 1998	--	--	500,000	500		20	(520)	--
Capital contribution		--	--	--		209	--	209
Net loss	--	--	--	--		--	(209)	(209)
Balance at December 31, 1999	--	--	500,000	500		229	(729)	--
Capital contribution		--	--	--		1,387	--	1,387
Net loss	--	--	--	--		--	(1,387)	(1,387)
Balance at December 31, 2000	--	--	500,000	500		1,616	(2,116)	--
Capital contribution		--	--	--		1,225	--	1,225
Net loss	--	--	--	--		--	(1,225)	(1,225)
Balance at December 31, 2001	--	--	500,000	500		2,841	(3,341)	--
Capital contribution	--	--	--	--		2,401	--	2,401
Net loss	--	--	--	--		--	(2,401)	(2,401)
Balance at December 31, 2002	--	--	500,000	500		5,242	(5,742)	--
Sales of Common stock to principal stockholders, January, 2003 ($0.001 per share)	--	--	22,500,000	22,500		--	--	22,500
Sales of Common stock January, 2003 ($0.001 per share)	--	--	3,600,000	3,600		--	--	3,600
Common stock issued to pay consulting fees, April 2003 ($0.20 per share)	--	--	135,000	135		26,865	--	27,000
Common stock issued to pay compensation, May 2003 ($0.20 per share)	--	--	145,000	145		28,855	--	29,000
Conversion of loan into Common stock, April 2003 ($0.20 per share)	--	--	500,000	500		99,500	--	100,000
Conversion of loan into Common stock, July 2003 ($0.20 per share)	--	--	50,000	50		9,950	--	10,000
Rescinded Common stock issued to pay compensation, July 2003 ($0.20 per share)	--	--	(145,000)	(145)		(28,855)	--	(29,000)
Rescinded conversion of loan into Common stock, July 2003 ($0.20 per share)	--	--	(50,000)	(50)		(9,950)	--	(10,000)
Capital contributed from the waiver of accrued compensation and consulting fees	--	--	--	--		853,567	--	853,567
Capital contributed from the waiver of royalty fee	--	--	--	--		600,000	--	600,000
Capital contributed from the grant of stock options to pay for consulting services	--	--	--	--	(577,709)	577,709	--	--
Amortization of deferred compensation					443,164			443,164
Sales of Common stock in private placement, June 2003 - December 2003 ($1.00 per share)	--	--	1,785,000	1,785		1,783,215	--	1,785,000
Offering costs of private placement	--	--	--	--		(53,926)	--	(53,926)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Net loss	--	--	--	--		--	(2,906,067)	(2,906,067)
Balance at December 31, 2003	--	$--	29,020,000	$29,020	(134,545)	$3,892,172	$(2,911,809)	$874,838
Common stock issued to pay consulting fees, March 2004 ($1.00 per share)	--	--	9,000	9		8,991	--	9,000
Sales of common stock in private placement, June - December 2004 ($1.00 per share)	--	--	450,000	450		449,550	--	450,000
Capital contributed from imputed compensation	--	--	--	--		412,500	--	412,500
Capital contributed from the grant of stock options to pay for consulting services	--	--	--	--	(1,051,655)	1,051,655	--	--
Amortization of deferred compensation					860,190			860,190
Net loss	--	--	--	--		--	(2,668,998)	(2,668,998)
Balance at December 31, 2004	--	$--	29,479,000	$29,479	(326,010)	$5,814,868	$(5,580,807)	$(62,470)

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years ended December 31,		Cumulative from inception (April 21, 1997 to December 31, 2004)
	2003	2004
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(2,906,067)	$(2,668,998)	$(5,580,807)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,865	38,013	51,878
Capital contributions from waived and imputed compensation and waived royalty and consulting fees	1,453,567	412,500	1,871,309
Non cash stock-based compensation	470,164	869,190	1,339,354
Changes in operating assets and liabilities:
Accounts receivable	--	(1,219)	(1,219)
Prepaid expenses and other current assets	(26,468)	(4,483)	(30,951)
Deposits and other assets	(5,594)	(13,805)	(19,399)
Accounts payable	95,643	(15,622)	80,020
Accrued expenses	182,309	(17,504)	164,805
Net cash used in operating activities	(722,581)	(1,401,928)	(2,125,010)
Cash flows from investing activities:
Purchases of fixed assets	(104,383)	(9,995)	(114,377)

Cash flows from financing activities:
Issuance of common stock	1,811,100	450,000	2,207,674
Stockholders’ loans	110,000	--	110,000
Stock offering costs	(53,926)	(43,540)	(43,540)
Net cash provided by financing activities	1,867,174	406,460	2,274,134
Net increase (decrease) in cash	1,040,210	(1,005,463)	34,747
Cash at beginning of period	--	1,040,210	--
Cash at end of period	$1,040,210	$34,747	$34,747

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$100,000	$--	$100,000
Capital contribution from waived royalty fees	$600,000	$--	$600,000
Capital contribution from waived and imputed compensation and consulting fees	$853,567	$412,500	$1,271,309

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

2. GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2004, the Company had incurred an accumulated deficit of $5,580,807 and its working capital was not sufficient to fund its plan of operations beyond the next fiscal year. Subsequent to that date, however, the Company has been successful in raising additional capital through private equity investments of $224,900 and aggregate debt financing of $2,695,000 (see Note 14b). In addition, the Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed on Form SB-2 with the Securities and Exchange Commission on September 30, 2005 with that intention (see Note 14a). However, there can be no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of December 2005. The Company is currently negotiating with current shareholders and other qualified investors to arrange a private debt financing. There can be no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital before the end of December 2005, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

b. Prior period adjustments/restatement

Effective with this filing, the Company is correcting an error relating to stock based compensation expense for options granted to consultants and advisory board members for which the Company recorded a compensation charge during fiscal 2003 and 2004 using the minimum value method, instead of the fair value method, which is required. Amounts reflected herein for the years ended December 31, 2003 and 2004 represent the restated financial information rather than financial information included in Form 10-KSB/A Amendment No. 1 for the year ended December 31, 2004 (“Amendment No. 1”) which was filed with the SEC on December 8, 2005 or the original filings on March 30, 2004 and March 30, 2005. (See Note 3).

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

k. Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted to employees is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company’s stock, the Company does not consider volatility in estimating the value of each employee option; the Company follows the minimum value method. The estimated minimum value of the options granted to employees is amortized on a pro forma basis over the option vesting periods.

The Company accounts for stock-based compensation issued to non-employees using the fair value method. (See Note 6)

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

	Year ended December 31,
	2003	2004
	(restated)	(restated)
Net loss - as reported	$(2,906,067)	$(2,668,998)
Deduct: Stock based employee compensation expense determined under minimum-value based methods for all awards	355,999	231,378
Net loss - pro forma	$(3,262,066)	$(2,900,376)
Basic and diluted net loss per common share - as reported	$(0.11)	$(0.09)
Basic and diluted net loss per common share - pro forma	$(0.12)	$(0.10)
Basic and diluted weighted average number of common shares outstanding	26,852,041	29,133,746

l. Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of employee and consultant options of 4,393,333 at December 31, 2003 and 7,033,333 at December 31, 2004, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 13d) and options relating to the anti dilution provision (see Note 14a).

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

On August 19, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. In conjunction with the re-audit of Debt Resolve’s financial statements for the years ended December 31, 2003 and December 31, 2004 and a review of the quarter ended March 31, 2005 by the Company’s independent registered public accounting firm, the Company determined that it should have recorded an expense for stock-based compensation to consultants and advisory board members during those accounting periods. The restatement adjustments related to computation for stock-based compensation to consultants and advisory board members increased net loss by $213,383 since inception through March 31, 2005, including $109,491 during the year ended December 31, 2003, $31,756 during the year ended December 31, 2004 and $72,136 during the quarter ended March 31, 2005. The Company also rectified a computation error in the calculation of weighted average shares outstanding for the year ended December 31, 2003. The adjustments to the recording of expense for the issuance of options to consultants and the correction of the computation of average shares outstanding in 2003 did not change net loss per share for the year ended December 31, 2004, but increased net loss per share by $0.01 to ($0.10) for the year ended December 31, 2003. In addition, the Company made certain reclassifications to the Balance Sheet and to the Statements of Cash Flows. The net effect of these reclassifications was a reduction in the cash provided by financing activities, with a corresponding reduction in the cash used in operating activities, of $-0- and $52,540 for the years ending December 31, 2003 and 2004, and $52,540 from inception to December 31, 2004.

Subsequent to the completion of the above restatement, while in the process of preparing for its planned initial public offering, the Company became aware of certain accounting guidance regarding how a non-public entity should calculate of the value of options granted to non-employees. The Company had followed the guidance in SFAS No. 123, and had followed the minimum value method, which does not take into account volatility, to calculate the value of both employee and consultant options. Upon further review, it was decided that guidance in EITF 96-18 should apply. That is, non-employee options should be valued using the fair value method, which includes stock price volatility as a component of the valuation of stock options. Since the Company’s stock was not publicly traded, it developed an index of the volatility reported by comparable companies in accordance with SFAS No. 123. Accordingly, the Company is restating its prior financial statements using the fair value method in calculating the value of non-employee stock-based compensation calculated using an average volatility of comparable public companies. As of December 31, 2004, the restatement adjustments related to the computation of the fair value for stock-based compensation to non-employees increased net loss compared to the previously restated financial statements by $1,000,225 since inception, including $333,673 during the year ended December 31, 2003, and $666,552 during the year ended December 31, 2004, and increased the basic and diluted net loss per share by $0.01, from $(0.10) to $(0.11) in the year ended December 31, 2003, and by $0.02, from $(0.07) to $(0.09) in the year ended December 31, 2004.

Amounts reflected herein for the fiscal years ended December 31, 2003 and 2004 represent the restated financial information rather than financial information included in the original Forms 10-KSB for the years ended December 31, 2003 and 2004 which were filed with the SEC on March 30, 2004 and March 30, 2005 or the information included in Amendment No. 1, the restated Form 10-KSB for the year ended December 31, 2004, which was filed with the SEC on December 8, 2005.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	Year ended December 31, 2003			Year ended December 31, 2004	Cumulative from Inception (April 21, 1997) to December 31, 2004

		Net loss		Net loss
	Net loss	per share	Net loss	per share	Net loss

As reported in Amendment No. 1	$(2,572,394)	$(0.10)	$(2,002,446)	$(0.07)	$(4,580,582)
Stock-based compensation (1)	(333,673)	(0.01)	(666,552)	(0.02)	(1,000,225)

As restated	$(2,906,067)	$(0.11)	$(2,668,998)	$(0.09)	$(5,580,807)

(1) Included in General and Administrative Expenses.

The impact on the Statements of Operations, Balance Sheet and Statement of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. The balance sheet and statements of cash flow show only the sections that were effected by these adjustments. The amounts previously reported are derived from Amendment No. 1 filed on December 8, 2005.

Adjustments to the Statements of Operations

	Year ended December 31					Cumulative from Inception (April 21, 1997) to December 31,
	2003		2004			2004
	Amounts previously Reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Revenues	$--	$--	$2,787	$2,787	$2,787	$2,787
Costs and expenses
Payroll and related expenses	742,845	742,845	906,437	906,437	1,649,282	1,649,282
General and administrative expenses	766,361	1,100,034	1,019,606	1,686,158	1,791,709	2,791,934
Waived royalties - related parties	600,000	600,000	--	--	600,000	600,000
Research and development expense	453,301	453,301	46,022	46,022	499,323	499,323
Depreciation expense	13,865	13,865	38,013	38,013	51,878	51,878
Total expenses	(2,576,372)	(2,910,045)	(2,010,078)	(2,676,630)	(4,592,192)	(5,592,417)
Loss from operations	(2,576,372)	(2,910,045)	(2,007,291)	(2,673,843)	(4,589,405)	(5,589,630)
Net interest income	3,978	3,978	4,845	4,845	8,823	8,823
Net loss	$(2,572,394)	$(2,906,067)	$(2,002,446)	$(2,668,998)	$(4,580,582)	$(5,580,807)
Basic and diluted loss per share	$(0.10)	$(0.11)	$(0.07)	$(0.09)
Basic and diluted weighted average
of common shares outstanding	26,852,041	26,852,041	29,133,746	29,133,746

Adjustments to the Balance Sheets

	Years ended December 31,
	2003		2004
	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated
STOCKHOLDERS EQUITY (DEFICIENCY)

Stockholders’ equity (deficiency):
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	29,020	29,020	29,479	29,479
Additional paid-in capital	3,423,954	3,892,172	4,488,633	5,814,868
Deferred compensation	--	(134,545)	--	(326,010)
Deficit accumulated during the development stage	(2,578,136)	(2,911,809)	(4,580,582)	(5,580,807)
Total stockholders’ equity (deficiency)	874,838	874,838	(62,470)	(62,470)

Adjustments to the Statements of Cash Flows

	Years ended December 31,			Cumulative from inception (April 21, 1997 to December 31,)
	2003	2003	2003	2004	2004	2004
Cash flows from operating activities:	Amounts previously reported	As (restated)	Amounts previously reported	As (restated)	Amounts previously reported	As (restated)
Net loss	$(2,572,394)	$(2,906,067)	$(2,002,446)	$(2,668,998)	$(4,580,582)	$(5,580,807)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,865	13,865	38,013	38,013	51,878	51,878
Capital contributions from waived and imputed compensation and waived royalty and consulting fees	1,453,567	1,453,567	412,500	412,500	1,871,309	1,871,309
Non cash stock-based compensation	136,491	470,164	202,638	869,190	339,129	1,339,354
Changes in operating assets and liabilities:
Accounts receivable	--	--	(1,219)	(1,219)	(1,219)	(1,219)
Prepaid expenses and other current assets	(26,468)	(26,468)	(4,483)	(4,483)	(30,951)	(30,951)
Deposits and other assets	(5,594)	(5,594)	(13,805)	(13,805)	(19,399)	(19,399)
Accounts payable	95,643	95,643	(15,622)	(15,622)	80,020	80,020
Accrued expenses	182,309	182,309	(17,504)	(17,504)	164,805	164,805
Net cash used in operating activities	(722,581)	(722,581)	(1,401,928)	(1,401,928)	(2,125,010)	(2,125,010)

4. FIXED ASSETS: Fixed assets consist of the following:

		December 31,	December 31,
	Useful life	2003	2004
Computer equipment	3 years	$60,975	$70,971
Computer software	3 years	1,919	1,919
Office equipment	3 years	2,192	2,192
Furniture and fixtures	5 years	24,250	24,250
Leasehold improvements	Lease term	15,046	15,046
		104,382	114,378
Less: accumulated depreciation		(13,865)	(51,878)
		$90,517	$62,500

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

6. STOCK OPTIONS:

During 2003, the Company granted non-employee options to consultants to purchase a total of 1,193,333 shares of common stock valued at $577,709, using the fair value method, and granted employee options to purchase a total of 3,200,000 shares of common stock. As of December 31, 2003, there were options to purchase 4,393,333 shares outstanding, of which 3,118,333 had vested. As of December 31, 2003, the weighted average exercise price and the weighted average expected life of these options and warrants were $0.58 and 8.44 years, respectively.

During 2004, the Company granted non-employee options to purchase 500,000 shares of common stock valued at $307,410 to two members of its Board of Advisors, exercisable at $1.00 per share. During 2004, the Company also granted non-employee options to purchase 1,000,000 shares of its common stock to a consultant in order to settle a dispute regarding unpaid consulting fees and expenses and in exchange for the consultant’s agreement to continue to seek additional investors for the Company. These options are fully vested as of the grant date, November 9, 2004, are exercisable at $1.00 per share and expire on November 9, 2009. The fair value of these options was estimated to be $744,245 as of the grant date using the Black-Scholes option pricing model. The Company recorded a capital contribution of $744,245, relieved $83,653 from accounts payable and accrued expenses related to this consultant and charged $660,592 to general and administrative expenses. The Company also granted employee options to purchase 1,140,000 shares of its common stock during the year ended December 31, 2004. As of December 31, 2004, there were options to purchase 7,033,333 shares outstanding, of which 6,783,333 had vested. As of December 31, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.73 and 5.96 years, respectively.

The following table summarizes stock option activity:

	Number of Options	Weighted average exercise price per share
Outstanding at December 31, 2002	--	$--
Granted	4,393,333	0.58
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2003	4,393,333	$0.58
Granted	2,640,000	1.00
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2004	7,033,333	$0.73

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock options outstanding			Stock options exercisable
Exercise Price	Number of shares	Weighted average remaining life	Weighted average exercise price	Number of Shares	Weighted average exercise price
$0.20	435,000	8.27	$0.20	435,000	$0.20
$0.50	3,000,000	8.44	$0.50	3,000,000	$0.50
$1.00	3,598,333	3.68	$1.00	3,348,333	$1.00
	7,033,333	5.96	$0.73	6,783,333	$0.73

7. RELATED PARTY LICENSE AGREEMENT

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

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2003	2004
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%
Nondeductible expenses:
Permanent differences	17.09	5.32
Deferred start up costs	5.57	(1.21)
Stock based compensation	5.18	10.96
Accrued expenses and other	1.28	--
Net operating loss carryforward	4.88	18.93
Effective tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company’s deferred tax assets are as follows:

	December 31,
	2003	2004
Deferred tax asset:
Deferred start up costs	$190,401	$152,655
Stock based compensation	177,266	521,342
Accrued expenses and other	46,537	--
Net operating loss carryforward	169,094	763,413
Deferred tax asset	583,298	1,437,410
Less: valuation allowance	(583,298)	(1,437,410)
Net deferred tax asset	$--	$--
Increase in valuation allowance	$(581,000)	$(854,112)

Due to the uncertainty surrounding the realization of the benefits of deferred start-up costs and net operating loss carryforward, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2003 and 2004. At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,908,533 which expire at various dates through 2024.

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

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price will be less than the initial public offering price. The Company has recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the notes and related investor warrants of $2,097,478, and this amount will be amortized over the life of the notes.

Maxim Group LLC acted as the placement agent in the June/September 2005 private financing and received placement fees of $142,800 and non-accountable expenses of $53,550. In addition, Maxim Group received warrants to purchase 336,000 shares of common stock, valued at $109,414, exercisable for a period of three years at $0.425 per share. Total cash fees associated with this offering were $219,350, including the above-mentioned fees paid to Maxim Group and also including other fees of $23,000, paid to underwriter’s attorneys and a stock transfer agent. The total of fees and the value of the warrants have been recorded as a deferred financing cost and will be amortized over the life of the notes.

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

14. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

The following is the summarized quarterly financial data for the years ended December 31, 2003 and 2004, as previously reported and as restated for the adjustments discussed in Note 3:

	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues, as previously reported	$-	$--	$--	$--

Net loss, as previously reported	(352,839)	(362,386)	(860,252)	(996,917)
Stock-based compensation adjustments	--	(49,175)	(202,256)	(82,242)
Net loss, as restated	(352,839)	(411,561)	(1,062,508)	(1,079,159)

Basic and diluted net loss per common share:
Net loss, as previously reported	(0.02)	(0.01)	(0.03)	(0.03)
Stock-based compensation adjustments	--	(0.01)	--	(0.01)
Net loss, as restated	(0.02)	(0.02)	(0.03)	(0.04)

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues, as previously reported	$--	$--	$2,088	$699

Net loss, as previously reported	(500,719)	(466,571)	(477,820)	(557,336)
Stock-based compensation adjustments	(16,498)	(16,498)	(7,567)	(625,989)
Net loss, as restated	(517,217)	(483,069)	(485,387)	(1,183,325)

Basic and diluted net loss per common share:
Net loss, as previously reported	(0.02)	(0.01)	(0.02)	(0.02)
Stock-based compensation adjustments	--	(0.01)	--	(0.01)
Net loss, as restated	(0.02)	(0.02)	(0.02)	(0.03)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2006

DEBT RESOLVE, INC.

By:	/s/ JAMES D. BURCHETTA
James D. Burchetta
Co-Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ KATHERINE A. DERING
Katherine A. Dering
Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Burchetta	Chief Executive Officer,	March 30, 2006
James D. Burchetta	Co-Chairman of the Board

/s/ Charles S. Brofman	Co-Chairman of the Board	March 30, 2006
Charles S. Brofman

/s/ Alan M. Silberstein	Director	March 30, 2006
Alan M. Silberstein

/s/ Lawrence E. Dwyer, Jr.	Director	March 30, 2006
Lawrence E. Dwyer, Jr.

/s/ William M. Mooney, Jr.	Director	March 30, 2006
William M. Mooney, Jr.