Form 10KSB
period 2005-12-31
DEBT RESOLVE INC
filed 2006-04-14
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

The issuer’s revenues for its fiscal year ended December 31, 2005 were $23,599.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $ 0.

As of March 31, 2006, 29,703,000 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents Incorporated by Reference: None.

DEBT RESOLVE, INC.
(A Development Stage Company)

PART I.

ITEM 1. Description of business

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

Debt Resolve, Inc., (“we,” “our,” “us” and similar phrases refer to Debt Resolve, Inc.), is a Delaware corporation formed on April 21, 1997. We are a development stage company providing a software solution to consumer lenders based on our licensed, proprietary DebtResolve® system. Our Internet-based system facilitates the settlement and collection of defaulted consumer debt via the Internet. Our existing and target creditor clients include banks and other credit originators, credit card issuers and third-party collection agencies, as well as assignees and buyers of charged-off consumer debt. By using our client-branded, user-friendly web interface, we believe that the Debt Resolve system provides our clients with a less intrusive, less expensive, more secure and more efficient way of pursuing delinquent debts than traditional labor-intensive methods.

We also intend to form a subsidiary that will focus on purchasing or investing in defaulted consumer debt portfolios that we can manage and collect through our DebtResolve system. This subsidiary will be headed by an individual with extensive experience in the debt buying and debt collection industries.

Our DebtResolve system brings creditors and consumer debtors together to resolve defaulted consumer debt through a series of steps. The process is initiated when one of our creditor clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts. The client then invites its customer debtor to visit a client-branded website, developed and hosted by us, where the customer is presented with an opportunity to satisfy the defaulted debt through the DebtResolve system. Through the website, the debtor is allowed to make three or four offers, or select other options, to resolve or settle the obligation. If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s account. We then bill our client for the applicable fee. The entire resolution process is accomplished in real time, online.

We have only recently completed development and commenced licensing our software solution, and have generated nominal revenues to date. We currently have written contracts in place with, and have begun processing select portfolios for, HSBC Technology and Services (USA), Inc., a unit of HSBC Bank plc, one of the largest financial institutions in the world, Premier Bankcard, Inc., a unit of First Premier Bank, a major credit card issuer, and CLK Management, LLC, a provider of personal loans through subsidiaries such as One Click Cash. In addition to lenders, we provide services to collection agencies such as Plaza Associates, Receivables Management Solutions Inc., ARS National Services, Inc. and Creditors Interchange Receivable Management, LLC. We also have written contracts in place with, but have not yet begun processing debt for, collection agencies DAR Services, Inc. (doing business as Foremost Search & Recovery), KCA Financial Services, Inc., Mercantile Adjustment Bureau, LLC and Certified Recovery Systems, LLP, as well as Lloyds TSB Bank plc, the United Kingdom’s fifth largest bank by market value, and Bank of America, N.A. These are the only contracts we currently have in place and we are dependent on these few contracts for the revenues we have generated to date. Since we have generated nominal DebtResolve system revenues to date from these contracts we believe that none of our existing clients is more or less critical to us than any other at this stage and, therefore, the loss of one or more of these contracts would not have a material adverse impact on our business.

Corporate information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. In 2000, we filed a registration statement on Form 10-SB with the SEC and became a reporting, non-trading public company. Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta and Charles S. Brofman, directors of our company, and Michael S. Harris, a former director of our company, purchased 22,500,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares. We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris. Our board of directors was then reconstituted and we began our current business and product development. On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares. In June 2005, our board of directors and holders of a majority of our outstanding shares of common stock approved a reverse stock split, which would become effective prior to the closing of a potential initial public offering (“IPO”). We contemplate commencing an IPO of our common stock in mid-2006, but we cannot assure you that we will be able to effect such an offering. A proposed 1-for-10 reverse stock split of our outstanding shares of common stock would reduce our outstanding shares of common stock from 29,703,900 to 2,970,390 shares.

Development stage activities

From February 24, 2003 to date, we have devoted substantially all of our efforts to planning and budgeting, research and product development, and raising capital. In January 2004, we substantially completed the development of our online system for the settlement of credit card and other consumer debt and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, we implemented our DebtResolve system, on a test basis, with a collection agency. From that time forward, we have implemented our system with additional clients, but have not earned, nor did we expect to generate, significant revenues from these clients during the initial start-up periods.

Industry background and trends

The DebtResolve system was developed to provide increased efficiency and performance for the collection of consumer debt, which is a large and fast-growing market. Growth in the collections industry is driven by increasing levels of consumer debt, significant charge-offs of the underlying receivables by credit originators, and reliance on third-party providers to execute the recovery of defaulted receivables. In addition, recent legislation makes it more difficult for U.S. consumers to declare bankruptcy.

Typically, lenders categorize defaulted consumer debt by the age, or stage, of the debt. The goals and treatments at each stage of debt vary.

•
Early-stage Delinquency. This stage is characterized by late payment or payments, when a borrower has failed to make the required payment for 30, 60 or 90 days. The lenders at this stage usually focus on collecting one or more payments to bring the account current, or “cure” the account. Their prime concern is bringing the account up-to-date while retaining the customer. The original lender may work these accounts in-house or place them with an outside collection agency.

•
Late-stage Collections. Typically, after 90 days the debt is considered in serious default, and lenders step up the severity of efforts to collect. This function is often performed by outside collection agencies on either a contingency or fee basis.

•
Charged-off Accounts. After a certain period of non-payment, the delinquent accounts must be charged off according to applicable accounting rules and conventions. By regulation, U.S. banks are required to charge off balances that are deemed uncollectible, usually after 120 to 180 days without payment. These accounts may be outsourced for collection to one or more outside collection agencies, usually on a contingency fee basis.

•
Purchased Debts. The final stage a lender may go through with a portfolio of delinquent debt is to sell the uncollected debts to a debt purchaser. In this segment of the collection and recovery industry, credit originators sell off their defaulted consumer debt at a discount to third parties who buy these portfolios of debt and attempt to collect a targeted “cents on the dollar” amount over a period of time.

We believe that our DebtResolve solution can be a highly effective collections tool at all of the stages noted above, and with each class of potential DebtResolve system users we have identified: credit originators, outside collection agencies and debt buyers. The means by which collections have traditionally been pursued, by phone and mail, are, we believe, perceived by debtors as intrusive and intimidating. In addition, the general trend in the collections industry is moving towards outsourcing of collections efforts to third parties.

The DebtResolve solution

Our DebtResolve system brings creditors and consumer debtors together to resolve defaulted consumer debt through a series of steps. The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts. The client then invites its customer (the debtor) to visit a client-branded website, developed and hosted by us, where the customer is presented with an opportunity to satisfy the defaulted debt through the DebtResolve system. Through the website, the debtor is allowed to make three or four offers, or select other options, to resolve or settle the obligation. If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s own account. We then bill our client for the applicable fee. The entire resolution process is accomplished in real-time, online.

We believe the DebtResolve system offers significant benefits to our creditor clients, enabling them to:

•	reduce the cost of collecting defaulted consumer debt by minimizing the need for collectors on the phone,

•	easily implement and test different collection strategies, potentially increasing current rates of return on defaulted consumer debt,

•	achieve real-time settlements with consumer debtors,

•	add a new and cost-effective communication channel for better communication with debtors,

•	appeal to new segments of debtors who do not respond to traditional collection techniques,

•	improve compliance with applicable federal and state debt collection laws and regulations through the use of a controlled script, and

•	preserve and enhance client brand name by providing a positive tool for communicating with consumers.

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the DebtResolve system, we designed the system to be user-friendly and easily navigated. We believe the main advantages to consumer debtors in using the DebtResolve system are:

•	greater feeling of dignity and control over the debt collection process,

•	confidentiality, security, ease of use and 24-hour access, and

•	a less threatening experience than dealing directly with debt collectors.

Despite these advantages, neither we nor any other company has established a firm foothold in the potential new market for online debt collection. Effective utilization of our system will require a change in thinking on the part of the debt collection industry, and the market for online collection of defaulted consumer debt may never develop to the extent that we envision or that is required for us to become a viable, long-term business.

We also do not have sufficient data to quantify if, and to what extent, our DebtResolve system offers long-term benefits to clients. For example, although we have data to suggest that our clients and consumer debtors may find online debt collection to be preferable to traditional methods, we cannot say for certain whether our DebtResolve system actually reduces the collection cost of defaulted consumer debt over the long run or will potentially increase the current rates of return on defaulted consumer debt. We expect, over time, that we will accumulate a sufficient amount of such data so we can reach meaningful conclusions on these and related matters, but we are too early in our business to be able to do so at this time.

Business growth strategy

Our goal is to make the DebtResolve system a key collection tool at all stages of delinquency across all categories of consumer debt. The key elements of our business growth strategy are:

•
Accelerate our marketing efforts. Initially, we are marketing our DebtResolve system to credit issuers, their collection agencies and the buyers of their defaulted debt in the United States, Canada and the United Kingdom. Going forward, we intend to target additional markets in the United States and also abroad. We believe that our system will be especially valuable for the collection of low balance debt, such as that held by utilities, telecommunication companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. Other markets in the United States may include student loan debt and automobile loans.

•
Expand our service offerings. In the second half of 2006, we plan to build a scoring model based on aggregate customer data collected. This scoring model will identify customers based on their propensity to use the Internet versus other channels offered and, we believe, will help our creditor clients determine to what degree settlement should be offered as an option.

•
Seek strategic acquisitions. We may seek to make strategic acquisitions of businesses, assets and technologies that complement our business, including possible acquisitions of, or investments in, defaulted consumer debt portfolios that we can manage and collect through our DebtResolve system. In March 2006, we entered into a non-binding letter of intent with a privately-held collection agency to explore the possibility purchasing this company. We have not entered into any definitive agreements to purchase this collection agency as a result of this letter of intent, but are exploring the possibility of doing so.

We believe our growth will be facilitated by the fact that we have already established “proof of concept” of our system with our initial national clients, the increasing level of consumer debt both in the United States and internationally, the significant level of charge-offs by consumer debt originators and recent major changes in consumer bankruptcy laws. The Bankruptcy Abuse Prevention and Consumer Protection Act, which became effective in October 2005, significantly limits the availability of relief under Chapter 7 of the U.S. Bankruptcy Code, where consumer debts can be discharged without any effort at repayment. Under this new law, consumer debtors with some ability to repay their debts are either barred from bankruptcy relief or forced into repayment plans under Chapter 13 of the U.S. Bankruptcy Code. In addition, this law imposes mandatory budget and credit counseling as a precondition to filing bankruptcy. We expect that these more stringent requirements will make bankruptcy a much less attractive option for most consumer debtors to resolve outstanding debt and will increase the pool of accounts suitable for the DebtResolve system and potentially lead more creditors to utilize our system.

Possible acquisitions of defaulted consumer debt portfolios

We also intend to form a subsidiary that will focus on purchasing or investing in defaulted consumer debt portfolios that we can manage and collect through our DebtResolve system. This subsidiary will be headed by an individual with extensive experience in the debt buying and debt collection industries.

Through this subsidiary, we will seek to make acquisitions of, or investments in, defaulted consumer debt portfolios that we can manage and collect through our DebtResolve system. These would likely consist of consumer debt portfolios that the credit originator has deemed uncollectible and has charged-off, generally after making attempts to collect on them. We have no commitments or agreements at this time with regard to any acquisitions of, or investments in, defaulted consumer debt portfolios.

This is an area in which we have little current experience. We may not be successful in completing any acquisitions of defaulted consumer debt portfolios, and our inexperience may impair our ability to manage and collect on acquired consumer debt portfolios. These defaulted consumer debt portfolios are difficult to collect and we may not collect even a sufficient amount to cover the cost of acquiring them. We have no experience with pricing defaulted consumer debt portfolios. We may pay too much for these portfolios and, consequently, we may not generate a profit from these consumer debt portfolio acquisitions. In addition, we may be faced with new regulatory requirements that apply to buyers of defaulted debt. See also “- Regulation of our Clients’ and Our Business.”

The expansion into this line of business could result in the need to enter into potentially complex financing arrangements, resulting in the need to manage those relationships and the potential interest rate risk and credit risk associated with them. We would attempt to mitigate the credit risk of the portfolios by selling large percentages of each purchased portfolio to outside investors, thus allowing us to purchase small percentages of many portfolios instead of larger percentages of a smaller number of portfolios. The resale of these portions and the accounting for this activity would require that we become familiar with the applicable accounting regulations, with which we are not currently familiar. Our accounting would also become more complex, requiring combining the results of our proposed debt-buying subsidiary into our consolidated financial statements.

We anticipate additional increased costs associated with the start-up of our proposed debt-buying subsidiary. Before we begin to recognize revenue, we expect to incur legal, filing fees and other start-up costs associated with establishing this potential line of business.

The DebtResolve system

The DebtResolve system is centered on our online bidding module, DR Settle™, which allows debtors to make offers, or “bids,” setting forth what they can pay against their total overdue balances. We have developed a suite of modules to complement the core DR Settle module. These modules include DR Pay™ for online payments, DR Control™ for system administration, DR Mail™ as our secure e-mail methodology and DR Prevent™ for early stage collections treatments. These modules and their features together allow our clients to:

request payment in full,

request a single payment to bring an account current,

offer debtors a bidding process leading to settlement for a portion of the total balance due,

accept free-form offers through email, and accept or reject those e-mail offers by e-mail,

queue unresolved accounts for immediate follow-up by a collector,

accept consumer disputes online and respond electronically,

notify consumers of upcoming promised payments through e-mail and accept the payments due online,

immediately collect payments online, and

set up treatments including a promise to pay, change of terms, payment hiatus and interest waiver requests.

The DebtResolve system works through a series of steps, initiated when our client sends a file of accounts to us and, using the online portal from their desktop, sets the rules for collection on each account. We build and host a website in the name of our client where the consumer debtor can log on to resolve his or her account. The steps are simple and are described below.

•
Connect. The client invites the delinquent consumer debtor to the website by mail, e-mail or by phone. Each invitation has a personal invitation code to identify the account. The consumer debtor logs in, verifies his or her identity and updates personal contact information.

•
Resolve. Based on the rules our client has set, the consumer debtor is presented with a series of screens. In early-stage collections, for example, this may be a request for a minimum payment to bring the account current or an offer by the creditor client to make some accommodation like a reduction in fees. In settlement, the consumer debtor is presented with three chances to make an offer of what he or she can pay to settle the entire debt. This is a percentage of the total due, and the minimum acceptable percentage is set in advance by our creditor client (but is not revealed to the consumer debtor). The consumer debtor gains a sense of control in making offers rather than responding to a collector’s demand in a telephone conversation. Our creditor clients can view results of the bidding process and review individual accounts in real time.

•	Collect. If a successful resolution is reached, the consumer debtor can pay online and conclude the transaction, again in real time.

Even if the consumer debtor is not able to reach a satisfactory resolution online or fails to proceed past the sign-in process, our clients gain valuable information. They know that the consumer debtor has gotten the initial invitation to the website and has some interest or willingness to resolve the delinquency. Our creditor clients may also get updated contact information on the consumer debtor, and they can view all of the consumer debtor’s bidding attempts. In addition, consumer debtors can register disputes or send their own offers by e-mail if their bids fail.

Sales and marketing

Our current sales efforts are focused on United States consumer credit issuers, collection agencies and the buyers of defaulted consumer debt. Our primary targets are the major companies in each of these segments: the top ten credit card issuers as well as the most significant outside collection agencies and purchasers of charged-off debt. Because of industry concentration of outside collection agencies and consumer debt buyers, we believe we can reach a large number of individual consumers by securing relationships with just the top few companies in each of these segments.

Our initial sales and marketing efforts have been limited to securing significant early adopters, and senior management have all been involved in high-level sales to our core target market, which includes the top ten banks, collection agencies and consumer debt buyers. We added a full-time senior vice president and director of sales in July 2005, who has built a sales staff from the collections industry.

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business. It is our intention to base pricing on the value gained by clients rather than on our direct costs. In general, we believe that if our services are priced at a substantial discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer the DebtResolve system to a majority of their target debtors as a preferred or alternate channel.

Consumer creditor clients and pricing

Our target creditor clients include banks and other lenders, credit card issuers, third party collection agencies and purchasers of charged-off consumer debt. The DebtResolve system, which is offered through an ASP model, enables a client to introduce this collections option with no modifications to its existing collections computer systems. By using the Internet, we believe the DebtResolve system provides our clients a less intrusive, less expensive and more efficient means of pursuing delinquent debts as compared with traditional labor-intensive methods.

Under our standard licensing agreement with clients, we create a series of web pages using our DebtResolve system that are branded with the client’s trademarks and logos. We host the resulting customized client website on servers that we maintain. The client periodically forwards to us debtor account information, and sets settlement parameters using a desktop portal. The client neither receives nor needs any software for utilization of the customized DebtResolve system. The only license the client receives is to use, and for its debtors to use, the DebtResolve system during the term of the contract. Upon sending debtor account information to us, the client is responsible for contacting the debtors and inviting them to the client-branded website. As a condition to using our DebtResolve system, the client agrees to be bound by any settlement within the parameters the client provided to us and also to hold us harmless from any claims or losses that arise as a result of settlement, or attempted settlement, of a debtor account through the DebtResolve system. Following the initial term, which is negotiated between us and the client, the contract typically renews automatically.

The DebtResolve system went live with a pilot program in February 2004. We currently have written contracts in place with, and have begun processing select portfolios for, HSBC Technology and Services (USA), Inc., a unit of HSBC Bank plc, one of the largest financial institutions in the world, Premier Bankcard, Inc., a unit of First Premier Bank, a major credit card issuer, and CLK Management, LLC, a provider of personal loans through subsidiaries such as One Click Cash. In addition to lenders, we provide services to collection agencies such as Plaza Associates, Receivables Management Solutions Inc., ARS National Services, Inc. and Creditors Interchange Receivable Management, LLC. We also have written contracts in place with, but have not yet begun processing debt for, collection agencies DAR Services, Inc. (doing business as Foremost Search & Recovery), KCA Financial Services, Inc., Mercantile Adjustment Bureau, LLC and Certified Recovery Systems, LLP, as well as Lloyds TSB Bank plc, the United Kingdom’s fifth largest bank by market value, and Bank of America, N.A. Our nominal 2004 revenues were attributable to Receivables Management Solutions, our first client. These contracts provide us with a success fee (ranging from 4% to 15% of the collected amounts, with the average being approximating 10%) or recurring license fees coupled with success or other transaction fees. In establishing our fees, we consider the expected account volumes and balances, the age and other characteristics of the consumer debt and our relationship with the creditor client involved.

Currently, we are processing accounts and generating revenues under our contracts with Household Finance/HSBC Group, First Premier Bank, CLK Management, Plaza Associates, Receivables Management Solutions, ARS National and Creditors Interchange Receivable Management. We are in the process of implementing operations under the DAR Services, Lloyds TSB Bank, Bank of America, KCA Financial Services, Mercantile Adjustment Bureau and Certified Recovery Systems contracts and expect to begin to process accounts and generate revenues under those contracts in the second quarter of 2006. To date we have not generated significant revenues from these contracts.

We priced our services under existing client contracts on a contingency success fee basis, averaging 10% of the dollars settled through our DebtResolve system, or recurring license fees coupled with success or other transaction fees. All current contracts call for our services to be provided on an ASP model, and are hosted at our web hosting facility. Our current pricing model has expanded to be a blend of the following:

Set-up charge. A one-time set-up charge ranging from $5,000 to $25,000, depending on the degree of customization required and the anticipated annual volume.

Recurring license fee. Based on the type of client portfolio and number of accounts in the DebtResolve system.

Success/Transaction fee. A contingent success fee or flat fee based on successful resolutions and settlements. Other transaction-based fees may also be utilized.

Technology license and proprietary technology

At the core of our DebtResolve system is a patent-protected bidding methodology co-invented by James D. Burchetta and Charles S. Brofman, the co-chairmen of our company. We originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. In June 2005, we amended and restated the license agreement in its entirety. The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options to purchase shares of our common stock, to be granted as follows:

on June 29, 2005, we granted to each of Messrs. Burchetta and Brofman a stock option for up to such number of shares of our common stock such that the stock option, when added to the number of shares of our common stock owned by each of Messrs. Burchetta and Brofman, and in combination with any shares owned by any of their respective immediate family members and affiliates, will equal 14.6% of the total number of our outstanding shares of common stock on a fully-diluted basis as of the closing of our potential IPO, assuming the exercise of such stock option, if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $10,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 1% of our total number of outstanding shares of common stock on a fully-diluted basis at such time, if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $15,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 1.5% of our total number of outstanding shares of common stock on a fully-diluted basis at such time, and if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $20,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 2% of our total number of outstanding shares of common stock on a fully-diluted basis at such time.

The stock options granted to Messrs. Burchetta and Brofman pursuant to the license agreement have an exercise price equal to the offering price per share in a potential public offering of the Company’s common stock and are exercisable for ten years from the date of grant.

The term of the license agreement extends until the expiration of the last-to-expire patents licensed thereunder and is not terminable by Messrs. Burchetta and Brofman, the licensors. The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman. The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm’s-length transaction between Messrs. Burchetta and Brofman, on the one hand, and our independent directors, on the other hand.

Cybersettle, Inc. also licenses and utilizes the patent-protected bidding methodology co-invented by Messrs. Burchetta and Brofman, exclusive to the settlement of personal injury, property and worker’s compensation claims between claimants and insurance companies, self-insured corporations and municipalities. Cybersettle is controlled by XL Capital Ltd., one of the world’s largest insurance providers, and Mr. Brofman, our co-chairman, is the President and Chief Executive Officer of Cybersettle. Cybersettle is not affiliated with us.

In addition, we have developed our own software based on the licensed intellectual property rights. We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and software. We have not applied for patents on any of our own technology. We have obtained through the U.S. Patent and Trademark Office a registered trademark for our DebtResolve corporate and system name as well as our slogan “Debt Resolve - Settlement with Dignity.” “DR Settle,” “DR Pay,” “DR Control,” “DR Mail,” “DR Prevent,” “Debt Resolve - Resolved. With Dignity.” and “Connect. Resolve. Collect.” are our trademarks/service marks, and we intend to attempt to register them with the U.S. Patent and Trademark Office as well.

Research and development

We have devoted a significant portion of our resources to designing and developing new offerings, maintaining and enhancing existing offerings, expanding and improving our core technology and strengthening our technological expertise. In 2003 and 2004, we spent $453,301 and $46,022, respectively, on research and development of our offerings and services. In January 2004, we substantially completed the development of, and began marketing, our online service. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification and customization of our software were charged to expense as incurred, and are not classified as research and development expenses. We have developed internally, acquired or licensed the software and services we offer.

Technology and service providers

We outsource our web hosting to AT&T Corp. at the rate of $15,000 to $18,000 per month, based on current volumes. The AT&T hosting facility is located in Secaucus, New Jersey. We use servers operated by AT&T to operate our proprietary software developed in our facility. Our agreement with AT&T expired on April 1, 2006. AT&T continues to provide the Company with service under the terms of this agreement while alternative possible contractual arrangements are discussed. Under the terms of our agreement with AT&T, AT&T has agreed to provide network connectivity availability 99.9% of the time from the connection off their backbone to our hosted infrastructure. Web hosting services are generally available from multiple sources and we believe that we can readily renew our contract or replace AT&T if it can no longer supply web hosting services to us on acceptable terms. The Company is currently reviewing alternative carriers and expects to enter into a new web hosting agreement with AT&T or another carrier in the near future. Based on current negotiations and volumes, we expect to incur expenses of from $12,000 to $18,000 per month.

Government regulation

We believe that our business activities are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate and Internet-based businesses. Although we believe it is unlikely, state or foreign regulators may take the position that our system effectively constitutes the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies. If so, we might need to obtain licenses from such states, or such foreign countries where we may engage in business. Until licensed, if necessary, we would not be able to lawfully deal with consumers in such states or foreign countries. Moreover, we would likely have to incur expenses in obtaining licenses, including applications fees and post statutorily required bonds for each license.

A number of our existing and potential clients, such as credit card issuers, are in highly regulated industries. We will be indirectly impacted by consumer credit and debt collection practices laws, both in the United States and abroad. The relationship of a customer and a creditor is extensively regulated by federal, state and foreign consumer credit and protection laws and regulations. Significant laws include the Fair Debt Collection Practice Act, Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act and the Gramm-Leach-Bliley Act, as well as applicable comparable statutes in the states in which consumers reside. Failure of these parties to comply with applicable federal, state and foreign laws and regulations could have a negative impact on us. For example, applicable laws and regulations may limit our ability to collect amounts owing with respect to receivables, regardless of any act or omission on our part. No assurance can be given that any indemnities received from the financial institutions which originated the credit account will be adequate to protect us from losses on the receivables or liabilities to consumers. Any new laws or rulings that may be adopted, and existing consumer credit and protection laws, may adversely affect our ability to collect the receivables; and any failure on our part to comply with such requirements could adversely affect our ability to enforce the receivables and result in liability. While we are not a collection agency and do not operate as such, we cannot predict the impact of future regulations on either us or our existing or potential clients.

Any penetration of our network security or other misappropriation of consumers’ personal information could subject us to liability. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. Legislation has been introduced in the U.S. Senate that would mandate data-security management steps for many businesses and a nationwide standard for notifying consumers of security breaches. The legislation would require companies that store information on more than 10,000 people to create a data privacy and protection program, including assessing, maintaining and controlling risks to data privacy and security. Businesses would have to provide employee training, perform vulnerability tests and ensure that third-party service providers have adequate security programs. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

In addition, pursuant to the Gramm-Leach-Bliley Act, our financial institution clients must require us to include in their contracts with us that we have appropriate data security standards in place. The Gramm-Leach-Bliley Act stipulates that we must protect against unauthorized access to, or use of, consumer debtor information that could result in detrimental use against or substantial inconvenience to any consumer debtor. Detrimental use or substantial inconvenience is most likely to result from improper access to sensitive consumer debtor information because this type of information is most likely to be misused, as in the commission of identity theft. We believe we have adequate policies and procedures in place to protect this information; however, if we experience a data security breach that results in any penetration of our network security or other misappropriation of consumers’ personal information, or if we have an inadequate data security program in place, our financial institution clients may consider us to be in breach of our agreements with them.

Federal, state, local and foreign laws may limit our creditor clients’ ability to recover and enforce defaulted consumer debt regardless of any act or omission on their part or our part. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

As of the date of this report, we have only one contract in place relating to a foreign jurisdiction, our contract with Lloyds TSB Bank plc of the United Kingdom. Under this contract, we are subject to European data protection law that derives from the Data Protection Directive (Directive 95/46/EC) of the European Commission, which has been implemented in the United Kingdom under the Data Protection Act 1998. Under the Data Protection Act, we are categorized as a “data processor.” As a data processor, we are required to agree to take steps, including technical and organizational security measures, to ensure that personal data which may identify a living individual that may be passed to our DebtResolve system by our creditor client in the course of our business is protected. In addition, the Consumer Credit Act 1974 of the United Kingdom and various regulations made under it, governs the consumer finance market in the United Kingdom and provides that our creditor client must hold a license to carry on a consumer credit business. Under the Consumer Credit Act, all activities conducted through our DebtResolve system must be by, and in the name of, the creditor client. Except for our examination of European and United Kingdom law as it applies to our Lloyds TSB contract, we cannot predict how foreign laws will impact our ability to expand our business internationally, and the cost of such expansion. We will evaluate applicable foreign laws as our efforts to expand our business into other foreign jurisdictions warrant.

The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. This legislation could expose us to substantial liability or require us to incur significant expenses in complying with any new regulations. Local telephone carriers have petitioned the Federal Communications Commission to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our services. A number of proposals have been made at the federal, state and local level and in foreign countries that would impose additional taxes on the sale of goods and services over the Internet. Such proposals, if adopted, could adversely affect us. Moreover, the applicability to the Internet of existing laws governing issues such as personal privacy is uncertain. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could adversely affect our business.

We may also pursue the acquisition of defaulted consumer debt portfolios to process through our DebtResolve system as part of our growth strategy. If we decide to pursue the acquisition of defaulted consumer debt portfolios to process through our DebtResolve system, federal, state, local and foreign laws may limit our ability to recover and enforce any acquired defaulted consumer debt portfolios regardless of any act or omission on our part. Some laws and regulations applicable to credit originators may preclude us from collecting on defaulted consumer debt portfolios we may purchase if the credit originator previously failed to comply with applicable law in generating or servicing those consumer debt receivables.  These laws and regulations would include applicable state revolving credit, credit card or usury laws, state consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the federal Truth in Lending Act (including the Fair Credit Billing Act amendments) and the Federal Reserve Board’s implementing Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws. Collection laws and regulations may also directly apply to our business, such as the federal Fair Debt Collection Practice Act and state law counterparts. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on defaulted consumer debt, and any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on any acquired defaulted consumer debt portfolios. Finally, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of any acquired defaulted consumer debt portfolios, and although we cannot predict if or how any future legislation would impact this proposed expansion of our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on any acquired defaulted consumer debt portfolios. If we were to acquire defaulted consumer debt portfolios that consist of consumer debt that originated in foreign jurisdictions, foreign laws may also limit our ability to recover and enforce these portfolios. However, we do not anticipate acquiring defaulted consumer debt portfolios that consist of consumer debt that originated in foreign jurisdictions at this time, and we have not evaluated the impact of any applicable foreign laws at this time.

Competition

We believe that we are the first company to introduce an Internet-based online system designed to facilitate the collection of consumer debt. However, we are aware of two other companies that have announced offerings that may touch on some aspects of our market. Incurrent Solutions, Inc., a division of Online Resources Corp., is a supplier of customer relationship management systems and front-end web applications for banks. It announced a collection offering in fall 2004. We believe the Online Resources product is tightly integrated into the creditors’ computer system and rules for treatment of accounts must be entered by Incurrent, not the client. Also, in fall 2004, Apollo Enterprises Solutions, LLC, a provider of enterprise-class web-hosted solutions for a variety of industries involved in receivables management and debt collection, announced an online collection offering. Its offering ties directly into the credit rating bureaus and incorporates real-time credit scoring. Based on our research, we are aware of only one client using the Apollo system to settle and collect consumer debt. Because the entire area of Internet-based online systems designed to facilitate the collection of consumer debt is a new offering in the collections industry, we are not aware of any market data that is presently available with respect to market share or other similar industry metrics.

Presently, other technology-based offerings introduced by other participants in our general market have related to credit and collections scoring, which differs from our system and strategic direction. Several companies offer collections management and payment software systems designed to support direct-mail and telephone collection efforts. These companies may add Internet-based payment and automated settlement mechanisms to their systems. Creditor institutions themselves may also consider developing systems similar to those offered by us internally, although such systems may be limited by the breadth of the patent upon which our DebtResolve system is based. Even if creditor institutions ultimately do not decide to develop systems similar to those offered by us internally, many large creditor insitutions have the financial and technical resources to do so which may cause them to delay or decline to use the DebtResolve system for an extended period while they evaluate the merits of internal development. In addition, a number of creditor institutions have already developed Internet-based payment sites and could decide that such sites are sufficient for their collection purposes. To date, however, creditor financial institutions’ new development efforts appear to have been focused on their non-delinquent customers, where they have the largest revenue opportunity, and we are not aware of any creditor financial institutions working to develop a system that is directly competetive with our DebtResolve system. However, this may change as the effectiveness of the DebtResolve system is established.

We intend to continuously enhance and extend our offerings and develop significant expertise in customer behavior with respect to online debt payment to remain ahead of these potential competitors. In addition, we believe we have the following key competitive advantages:

to our knowledge, we are the first to market an integrated set of Internet-based consumer debt collection tools,

as the first to market, we have developed early expertise which we expect will allow us to keep our technology on the leading edge and develop related offerings and services to meet our clients’ needs,

the patent license to the Internet bidding process protects the DebtResolve system’s key methodology and limits what future competitors may develop,

the effectiveness of the Internet bidding model to settle claims has already been shown in the insurance industry by Cybersettle, Inc. (with respect to insurance claims), and the industry reputation of our management team and the extensive consumer debt research we have conducted provide us with credibility with potential clients.

Employees

As of the date of this report, we had 17 full-time employees, all of whom are based at our corporate headquarters in White Plains, New York. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2005, our total stockholders’ deficiency was $2,222,682 and we had a working capital deficit of $2,648,817. Primarily as a result of our losses, limited cash balances and debt obligations, our independent registered public accounting firm has included in its report for the year ended December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a “going concern.” Our ability to continue as a going concern is contingent upon, among other factors, obtaining additional financing. If we are not able to obtain additional financing, we may be forced to cease our operations.

We have a limited operating history on which to evaluate our potential for executing our business strategy. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

We began our operations in February 2003 and your evaluation of our business and prospects will be based on our limited operating history. Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an development stage company in a new and rapidly evolving market. We may not be able to address these risks and difficulties, which makes it difficult to evaluate our future prospects and the viability of our business.

We have experienced significant and continuing losses from operations. From inception through December 31, 2005, we have incurred accumulated net losses of $10,984,349. If such losses continue, we may not be able to continue our operations.

We incurred a net loss of $5,403,542 for the year ended December 31, 2005 and $2,668,998 for the year ended December 31, 2004. From February 2003 to date, our operations have been funded almost entirely through the proceeds of approximately $2,400,000 that we have received from the issuance of our common stock in private placements, $2,695,000 that we have received from the issuance of our 7% convertible promissory notes in two private financings in 2005 and approximately $925,000 in short-term financing received in the last quarter of 2005 through the first quarter of 2006, of which $400,000 was received from current stockholders. In addition, the Company has raised $300,000 in March of 2006 in its ongoing private debt offering consisting of 12% convertible notes. From inception through December 31, 2005, we incurred accumulated net losses of $10,984,349. If we continue to experience losses, we may not be able to continue our operations.

If we are unable to retain current clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our DebtResolve system, we will not be able to generate revenues or continue our business.

We expect that our revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online DebtResolve system, or from recurring license fees for the use of our system coupled with success or other transaction fees. We depend on our creditor clients, who include banks, lenders, credit card issuers, third-party collection agencies and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers. We cannot be sure that we will be able to retain our existing, and enter into new, relationships with creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit on our system or whether the use of our system will result in any increase in recovery over traditional collection methods. If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our business.

If we are unable to implement our marketing program, we will not be able to grow our client base and generate revenues.

Marketing our services in order to grow our client base of consumer creditors and generate revenues is crucial to the viability of our business. Currently, we are targeting our marketing efforts towards the settlement and collection of defaulted consumer debt accounts generated primarily in the United States. To grow our business, we will have to achieve market penetration in this segment and expand our service offerings and client base to include other segments and international creditor clients. We have limited previous experience marketing our services and may not be able to implement our sales and marketing initiatives. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. Any new sales and marketing personnel may also require a substantial period of time to become effective. There can be no assurance that our marketing efforts will result in our obtaining new creditor clients or that we will be able to grow the base of creditors and consumers who use our services.

We may not be able to protect the intellectual property rights upon which our business relies, including our licensed patents, trademarks, domain name, proprietary technology and confidential information, which could result in our inability to utilize our technology platform, licensed patents or domain name, without which we may not be able to provide our services.

Our ability to compete in our sector depends in part upon the strength of our proprietary rights in our technologies. We consider our intellectual property to be critical to our viability. We do not hold patents on our consumer debt-related product, but rather license technology for our DebtResolve system from James D. Burchetta and Charles S. Brofman, the co-chairmen of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on patent, trademark, trade secret and copyright laws to protect our licensed and proprietary technology and other intellectual property. We cannot be certain, however, that the steps that we have taken to protect our proprietary rights to date will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and we are likely to incur substantial expenditures and divert valuable resources in the process. In addition, many foreign countries’ laws may not protect us from improper use of our proprietary technologies. Consequently, we may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

If we are unable to build brand awareness for our company and our services, demand for our services will be limited.

We believe that building brand awareness of our DebtResolve system is important to increase demand for our services. Furthermore, we believe that brand awareness is a key differentiating factor among providers of online services, and given this, we believe that brand awareness will become increasingly important as competition is introduced in our target market. In order to increase brand awareness, we must devote significant time and resources in our marketing efforts, provide high-quality client support and increase the number of creditors and consumers using our services. While we may maintain a “Powered by Debt Resolve” logo on each screen that consumers view when they log on to the DebtResolve system, this logo may be inadequate to build brand awareness among consumers. If initial users do not perceive our services to be of high quality, the value of our brand could be diluted, which could decrease the attractiveness of our services to creditors and consumers. If we fail to promote and maintain our brand, our ability to generate revenues could be negatively affected. Moreover, if we incur significant expenses in promoting our brand and are unable to generate a corresponding increase in revenue as a result of our branding efforts, our operating results would be negatively impacted.

The intellectual property rights that we license from our co-founders are limited in industry scope, and it is possible these limits could constrain the expansion of our business.

We do not hold patents on our consumer debt-related product, but rather license technology for our DebtResolve system from James D. Burchetta and Charles S. Brofman, the co-chairmen of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. This license agreement limits usage of the technology to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. These limitations on usage of the licensed technology could constrain the expansion of our business by limiting the different types of debt for which our DebtResolve system can potentially be used, and limiting the potential clients that we could service.

In the future, we may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future and thereby result in loss of clients and revenue.

Litigation regarding intellectual property rights is common in the Internet and technology industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. Under our license agreement, we have the right and obligation to control and defend against third-party infringement claims against us with respect to the patent rights that we license. Any claims relating to our services or intellectual property could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing products and services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services or intellectual property rights do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology or content could prevent us from continuing our business.

Potential conflicts of interest exist with respect to the intellectual property rights that we license from our co-founders, and it is possible our interests and their interests may diverge.

We do not hold patents on our consumer debt-related product, but rather license technology for our DebtResolve system from James D. Burchetta and Charles S. Brofman, the co-chairmen of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of Messrs. Burchetta and Brofman. The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman. Our interests with respect to such pleadings and settlements may be at odds with those of Messrs. Burchetta and Brofman, requiring them to recuse themselves from our decisions relating to such pleadings and settlements, or even from further involvement with our company.

Upon completion of our potential IPO, we anticipate that Messrs. Burchetta and Brofman will beneficially own approximately 30.5% of our outstanding shares of common stock. They have controlled our company since its inception. Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled receive any stock options for other debt collection activities such as off-line settlements. Messrs. Burchetta and Brofman will be substantially responsible for selecting the business direction we take, the products and services we may develop and the mix of businesses we may pursue. The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

We have not made any previous acquisitions, and we may fail to successfully integrate acquisitions and reduce our operating expenses.

Although we have no definitive agreements in place to do so currently, we may in the future seek to acquire complimentary businesses, assets or technologies. The integration of the businesses, assets and technologies we may acquire will be a critical component of our acquisition strategy. Integrating the management and operations of these businesses, assets and technologies is time consuming, and we cannot guarantee we will achieve any of the anticipated synergies and other benefits expected to be realized from acquisitions. We have no experience with making acquisitions and we expect to face one or more of the following difficulties:

•	difficulty integrating the products, services, financial, operational and administrative functions of acquired businesses, especially those larger than us,

•	delays in realizing the benefits of our strategies for an acquired business which fails to perform in accordance with expectations,

•	diversion of management’s attention from our existing operations since acquisitions often require substantial management time, and

•	acquiring businesses with unknown liabilities, software bugs or adverse litigation and claims.

We may pay too much for, or collect too little on, defaulted consumer debt portfolios that we may purchase.

We may pursue the acquisition of defaulted consumer debt portfolios to process through our DebtResolve system, an area in which we have little experience. These are consumer debt portfolios that the credit originator has deemed uncollectible and has charged-off, generally after making numerous attempts to collect on them. We may not be able to consummate any acquisitions of defaulted consumer debt portfolios on favorable terms, if at all, and our inexperience may impair our ability to manage and collect on such consumer debt portfolios. These defaulted consumer debt portfolios are difficult to collect and we may not collect even a sufficient amount to cover the cost of acquiring them. Also, as we have no experience with pricing defaulted consumer debt portfolios, we may pay too much for these portfolios and, consequently, we may not generate a profit from these consumer debt portfolio acquisitions.

Moreover, if we decide to pursue the acquisition of defaulted consumer debt portfolios to process through our DebtResolve system, we will: (i) have to expand our operations, (ii) face new operational risks that we cannot predict at this time, (iii) become subject to increased government regulation and (iv) be subject to material changes in our financial statements and financial reporting. Specifically:

•
our expansion into this line of business could result in the need to enter into potentially complex financing arrangements, resulting in the need to manage those relationships and the potential interest rate risk and credit risk associated with them,

•	accounting for this activity would require that we become familiar with the applicable accounting regulations, with which we are not currently familiar,

•	our accounting would also become more complex, requiring combining the results of our proposed debt-buying subsidiary into our consolidated financial statements, and

•
we would incur additional costs associated with the start-up of our proposed debt-buying subsidiary, including legal, filing fees and other start-up costs associated with establishing this potential line of business.

In addition:

•	federal, state, local and foreign laws may limit our ability to recover and enforce any acquired defaulted consumer debt portfolios regardless of any act or omission on our part,

•
some laws and regulations applicable to credit originators may preclude us from collecting on defaulted consumer debt portfolios we may purchase if the credit originator previously failed to comply with applicable law in generating or servicing those consumer debt receivables,

•	collection laws and regulations may also directly apply to our business,

•
additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on defaulted consumer debt, and any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on any acquired defaulted consumer debt portfolios, and

•
federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of any acquired defaulted consumer debt portfolios, and although we cannot predict if or how any future legislation would impact this proposed expansion of our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on any acquired defaulted consumer debt portfolios.

If any of these or similar risks materialize, we may have to scale back or eliminate our proposed debt portfolio acquisitions and business.

If we cannot compete against competitors that enter our market, demand for our services will be limited, which would likely result in our inability to continue our business.

We are aware of two companies that have announced software offerings that may be competitive with the DebtResolve system and which may compete with us for market share. Incurrent Solutions, Inc., a division of Online Resources Corp., announced a collection offering in fall 2004, and Apollo Enterprises Solutions, LLC announced an online collection offering in fall 2004. Additional competitors could emerge in the online defaulted consumer debt market. These and other possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the banking industry than we currently have. In the future, we may not have the resources or ability to compete. As there are few significant barriers for entry to new providers of defaulted consumer debt services, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that our existing or potential creditor clients will continue to use our services on an increasing basis, or at all. If we are unable to develop and expand our business or adapt to changing market needs as well as our competitors are able to do, now or in the future, we may not be able to continue our business.

We are dependent upon maintaining and expanding our computer and communications systems. Failure to do so could result in interruptions and failures of our services which would make our services less attractive to consumers, and therefore subject us to lost revenue as a result of a possible loss of creditor clients.

Our ability to provide high-quality client support largely depends on the efficient and uninterrupted operation of our computer and communications systems to accommodate our creditor clients and the consumers who use our system. In the terms and conditions of our standard form of licensing agreement with our clients, we agree to make commercially reasonable efforts to maintain uninterrupted operation of our DebtResolve system 99.99% of the time, except for scheduled system maintenance. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand our DebtResolve system. Any failure of our information systems, software or backup systems would interrupt our operations and could cause us to lose clients. We are exposed to the risk of network and Internet failure, both through our own systems and those of our service providers. While our utilization of redundant transmission systems can improve our network’s reliability, we cannot be certain that our network will avoid downtime. Substantially all of our computer and communications hardware systems are hosted in leased facilities with AT&T in New Jersey, and under the terms of our hosting service level agreement with AT&T, AT&T will provide network connectivity availability 99.9% of the time from the connection off their backbone to our hosted infrastructure. Our disaster recovery plan may not be adequate and our business interruption insurance may not adequately compensate us for losses that could occur as a result of a network-related business interruption. The occurrence of a natural disaster or unanticipated problems at our facilities or those of our service providers could cause interruptions or delays in use of our DebtResolve system and loss of data. Additionally, we rely on third parties to facilitate network transmissions and telecommunications. We cannot assure you that these transmissions and telecommunications will remain either reliable or secure. Any transmission or telecommunications problems, including computer viruses and other cyberattacks, particularly if those problems persist or recur frequently, could result in lost business from creditor clients and consumers. Network failures of any sort could seriously affect our client relations, potentially causing clients to cancel or not renew contracts with us.

We may not be able to anticipate, manage or adopt technological advances within our industry, which could result in our services becoming obsolete and no longer in demand.

Our business relies on computer and telecommunications technologies. Our ability to integrate these technologies into our business is essential to our competitive position and our ability to execute our business strategy. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be able to anticipate, manage or adopt technological changes on a timely basis. While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems so we are not left with obsolete computer and telecommunications technologies. We depend on having the capital resources necessary to invest in new technologies for our business. We cannot assure you that adequate capital resources will be available to us at the appropriate time.

James D. Burchetta and Richard G. Rosa possess specialized knowledge about our business and we would be adversely impacted if either one were to become unavailable to us.

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of James D. Burchetta, our Chief Executive Officer, and Richard G. Rosa, our Senior Vice President and Chief Technology Officer. Mr. Burchetta, who is a licensor of key intellectual property to us, has knowledge regarding online debt collection technology and business contacts that would be difficult to replace. Mr. Rosa has technical expertise regarding our system that our other officers do not possess. If Messrs. Burchetta or Rosa were to become unavailable to us, our operations would be adversely affected. We are in the process of obtaining “key-man” life insurance for our benefit in the amount of $1,000,000 on the lives of each of Messrs. Burchetta and Rosa, but not for any other officer. This insurance may be inadequate to compensate us for the loss of either Mr. Burchetta or Mr. Rosa. Moreover, we have no insurance to compensate us for the loss of any other of our named executive officers or key employees.

Our clients’ ability to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

Federal, state, local and foreign laws may limit our creditor clients’ ability to recover and enforce defaulted consumer debt regardless of any act or omission on their part or our part. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. In addition, we cannot predict how foreign laws will impact our ability to expand our business internationally, and the cost of such expansion. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

Government regulation and legal uncertainties regarding consumer credit and debt collection practices may require us to incur significant expenses in complying with any new regulations.

A number of our existing and potential creditor clients, such as banks and credit card issuers, operate in highly regulated industries. We are indirectly impacted by consumer credit and debt collection practices laws, both in the United States and abroad. The relationship of a consumer and a creditor is extensively regulated by federal, state, local and foreign consumer credit and protection laws and regulations. Governing laws include the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act and the Gramm-Leach-Bliley Act, as well as applicable comparable statutes in the states in which consumers reside. Failure of these parties to comply with applicable federal, state, local and foreign laws and regulations could have a negative impact on us. For example, applicable laws and regulations may limit our ability to collect amounts owing with respect to defaulted consumer debt accounts, regardless of any act or omission on our part. We cannot assure you that any indemnities received from the financial institutions which originated the consumer debt account will be adequate to protect us from liability to consumers. Any new laws or rulings that may be adopted, and existing consumer credit and protection laws, may adversely affect our ability to collect and settle defaulted consumer debt accounts. In addition, any failure on our part to comply with such requirements could adversely affect our ability to settle defaulted consumer debt accounts and result in liability. In addition, state or foreign regulators may take the position that our system effectively constitutes the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies. If so, we may need to obtain licenses from such states, or such foreign countries where we may engage in business. Until licensed, we will not be able to lawfully deal with consumers in such states or foreign countries. Moreover, we will likely have to incur expenses in obtaining licenses, including applications fees and post statutorily required bonds for each license.

We face potential liability that arises from our handling and storage of personal consumer information concerning disputed claims and other privacy concerns.

Any penetration of our network security or other misappropriation of consumers’ personal information could subject us to liability. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. Legislation has been introduced in the U.S. Senate that would mandate data-security management steps for many businesses and a nationwide standard for notifying consumers of security breaches. The legislation would require companies that store information on more than 10,000 people to create a data privacy and protection program, including assessing, maintaining and controlling risks to data privacy and security. Businesses would have to provide employee training, perform vulnerability tests and ensure that third-party service providers have adequate security programs. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

In addition, pursuant to the Gramm-Leach-Bliley Act, our financial institution clients must require us to include in their contracts with us that we have appropriate data security standards in place. The Gramm-Leach-Bliley Act stipulates that we must protect against unauthorized access to, or use of, consumer debtor information that could be detrimentally used against or result in substantial inconvenience to any consumer debtor. Detrimental use or substantial inconvenience is most likely to result from improper access to sensitive consumer debtor information because this type of information is most likely to be misused, as in the commission of identity theft. We believe we have adequate policies and procedures in place to protect this information; however, if we experience a data security breach that results in any penetration of our network security or other misappropriation of consumers’ personal information, or if we have an inadequate data security program in place, our financial institution clients may consider us to be in breach of our agreements with them.

Government regulation and legal uncertainties regarding the Internet may require us to incur significant expenses in complying with any new regulations.

The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. This legislation could expose us to substantial liability or require us to incur significant expenses in complying with any new regulations. Local telephone carriers have petitioned the Federal Communications Commission to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our services. A number of proposals have been made at the federal, state and local level and in foreign countries that would impose additional taxes on the sale of goods and services over the Internet. Such proposals, if adopted, could adversely affect us. Moreover, the applicability to the Internet of existing laws governing issues such as personal privacy is uncertain. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could adversely affect our business.

We were recently required to restate our financial results due to insufficient internal controls.  No assurances can be given that we will be able to remedy these deficiencies or that similar restatements will not be required in the future.

On August 16, 2005, our independent auditors reported to our audit committee certain matters involving internal controls that our independent auditors considered to be reportable conditions and a material weakness under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness related to the June 30, 2005, March 31, 2005, December 31, 2004 and December 31, 2003 financial closing process and inadequate reviews and approvals of transactions and accounting entries, as well as errors which resulted in financial reports that were restated for these periods.  These reportable conditions and material weakness also existed as of December 31, 2005. While we believe we have put processes in place to begin to remedy these deficiencies, no assurance can be given that we will not be faced with these or other financial reporting deficiencies in the future.  Any such deficiencies may require us to restate our financial results again, which could adversely effect the credibility of our reported results.

The impact of the restatement to the March 31, 2005 financial statements was included in our report for the nine months ended September 30, 2005. The restated financial reports for the years ended December 31, 2004 and 2003 were included in the first amendment to our annual report for the year ended December 31, 2004 filed December 8, 2005. Subsequent to the completion and filing of the first amendment, we became aware of certain accounting guidance regarding how a non-public entity should calculate of the value of options granted to non-employees. Up through the filing of the first amendment, we had followed the guidance in SFAS No. 123, and had followed the minimum value method, which does not take into account volatility, to calculate the value of stock options issued to both employees and consultants. Upon further review, we decided that guidance in EITF 96-18 should also apply. Specifically, that stock options granted to non-employees should be valued using the fair value method, which includes stock price volatility as a component of the valuation of stock options. Since our stock was not, and is not as of the date hereof, publicly traded, we developed an index of the volatility reported by comparable companies in accordance with SFAS No. 123. Accordingly, we restated our prior financial statements using the fair value method of calculating non-employee stock-based compensation. The restated financial reports for the years ended December 31, 2004 and 2003 were included in the second amendment to our annual report for the year ended December 31, 2004 that was filed on March 30, 2006.

Given these reportable conditions and material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the “reasonable assurance” level due to reporting errors which occurred with respect to our financial reports for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005, which required the restatement of these reports. Our management has since devoted additional resources to resolving questions that arose during the preparation of our prior year financial statements. As a result, our executive and financial officers have, as required, certified that our financial statements for the year ended December 31, 2005 and 2004, as well as our restated financial statements for the years ended December 31, 2004 and 2003, fairly present, in all material respects, our financial condition and results of operations. Our management believes that the reportable conditions noted above stem from our operational growth. Our management has worked closely with our audit committee to develop improved internal controls, including hiring additional accounting staff, seeking experienced accounting advice and documenting accounting control procedures. Notwithstanding these efforts, as of December 31, 2005, our disclosure controls were not effective. Our management believes that this new infrastructure will assist in alleviating these weaknesses going forward, but we cannot assure you that weaknesses will never occur.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. Commencing the year ending December 31, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Assigned to accounting issues at present are only our Chief Financial Officer and one staff accountant, which may be deemed to be inadequate. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, which as a smaller public company may be disproportionately high.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and stock market rules, are creating uncertainty for development stage companies like us. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

ITEM 2. Description of property

We lease approximately 4,900 square feet of office space at 707 Westchester Avenue, Suite L7, White Plains, New York 10604. We lease this space for $10,274 per month on a straight-line basis under a non-cancelable lease through July 2010.

ITEM 3. Legal proceedings

None.

ITEM 4. Submission of matters to a vote of security holders

In a report on Form 14c filed with the SEC on December 9, 2005, the Company disclosed that on June 14, 2005, holders of a majority of the voting power of our outstanding common stock voted to approve the following:

•
A grant of discretionary authority to our board of directors to implement a reverse stock split of our outstanding shares of common stock on the basis of one post-reverse split share for up to every ten pre-reverse split shares to occur at some time within 120 days after December 9, 2005, but before the closing of the potential IPO of our shares, with the exact time of the reverse stock split and the exchange ratio of the reverse split to be determined by our board of directors. A proposed 1-for-10 reverse stock split of our outstanding shares of common stock would reduce our outstanding shares of common stock from 29,703,900 to 2,970,390 shares. A total of 19,859,900 votes were cast for the proposal; 0 votes were cast against the proposal; 0 votes abstained; and there were no broker non-votes. The authority to do so has expired and no formal action with respect to the split was taken.

•
The Debt Resolve, Inc. 2005 Incentive Compensation Plan, approved by our directors on June 14, 2005, with a total of 900,000 shares authorized for issuance under the Incentive Compensation Plan. A total of 19,859,900 votes were cast for the proposal; 0 votes were cast against the proposal; 0 votes abstained; and there were no broker non-votes.

No other matters were submitted to a vote of security holders during the year ended December 31, 2005.

PART II.

ITEM 5. Market for common equity and related shareholder matters

There is not currently a public trading market for our common stock.

During 2005, we issued an aggregate of 224,900 shares of our common stock in a series of private placement closings at a price of $1.00 per share to six “accredited investors” as that term is defined in Rule 501(a) under the Securities Act of 1933. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated there under. No underwriting discounts or commissions were paid in association with the private placement sales.

We completed two private financing transactions in April 2005 and in June and September 2005, in which we raised total gross proceeds of $2,695,000 from accredited investors. The principal amount and accrued interest under the April and the June/September notes are convertible into shares of common stock at any time at the option of the holder, and automatically, in the case of a public offering of the Company’s common stock, in which case an aggregate of 428,461 shares of our common stock are issuable upon the conversion, at a conversion ratio equal to 85% of an assumed IPO price of $5.00 per share, of the principal and accrued interest on $800,000 of 7% convertible promissory notes purchased in a private financing in April 2005 and 50% of the principal and accrued interest on $1,895,000 of 7% convertible notes purchased in a private financing in June/September 2005, and an aggregate of 317,058 shares of our common stock are issuable upon the exercise of outstanding three- and five-year warrants, exercisable at $4.25 per share at an assumed initial public offering price of $5.00 per share, issued in connection with the two private financings. The remainder of the principal and accrued interest on the convertible promissory notes purchased in our June/September 2005 private financing are to be repaid in cash from the proceeds of our potential IPO. The notes from the April 2005 financing transaction will mature on April 21, 2006. The Company intends to request that existing bridge note holders extend their notes. Maxim Group LLC acted as the placement agent in the June/September 2005 private financing and received placement fees of $142,800 and non-accountable expenses of $53,550. In addition, Maxim Group LLC received a warrant to purchase up to 336,000 shares of our common stock.

As of the date of this report, there were 81 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.

ITEM 6. Management’s discussion and analysis or plan of operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are development stage company. Since our inception, we have devoted substantially all of our efforts to planning, research and development activities, and raising capital. In February 2004, we implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, we implemented our system with our second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. To date, we have thirteen clients under contract, seven of which are operational.

Since completing initial product development in early 2004, we have marketed our service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt and we make contact with these creditors in our normal course of business.

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization. We have begun investigation of, and negotiations with, companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insignificant. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our 7% convertible promissory notes in two private financings and short-term borrowings. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

Our preliminary contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by our client. For the early adopters of its system, we waived set-up fees and other transactional fees that it anticipates charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a monthly licensing fee per account, with a small transaction fee on debt settlement. In addition, with respect to our DR Prevent ™ module, we expect that a licensing fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflect that knowledge.

We have also made plans to enter into the business of purchasing and collecting debt. Through a planned-for subsidiary, we plan to buy portfolios of charged-off debts at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempt to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. We hope that, in addition to the actual revenues earned from this venture, by buying and settling these debts, and especially opportunistic, Internet-related debt, such as debts associated with Internet service providers and sellers and lenders over the Internet, we will develop a new paradigm for the collection of such debts, as well as develop “best practice” usage methods, which we can then share with our core clients.

Our plans call for us to co-own these charged-off debt portfolios along with investment partners, enabling us to diversify our investment in this sector by taking small percentage positions in many larger pools. Revenue streams associated with this business will include servicing fees earned and paid, collections of principal in excess of the price paid, interest earned on purchased debt and paid to investment partners, and, from time to time, gains on the resale of remaining balances. We, as the parent company, may also earn increased revenues from the use of our DebtResolve system by agencies that may be subcontracted to collect these debts. We expect that revenues earned from the debt purchase and collection business will develop slowly, over several months, beginning from the time we first capitalize the subsidiary. We have already hired experienced staff and incurred certain legal expenses to prepare to meet compliance requirements for entering this business. Until we achieve certain scale in these operations, early revenues will at first only cover those costs.

In addition, in March 2006, we entered into a non-binding letter of intent with a privately-held collection agency to explore the possibility purchasing this company. We have not entered into any definitive agreements to purchase this collection agency as a result of this letter of intent, but are exploring the possibility of doing so.

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We had $23,576 in cash and cash equivalents at December 31, 2005. Our working capital deficit at December 31, 2005 was $2,648,817. In April 2005 and in June/September 2005, we issued $2,695,000 of our 7% senior convertible promissory notes as part of two separate private financing arrangements. From November 2005 through March 2006, we also borrowed an additional $1,225,000 in short-term funds. We believe that our working capital as of the date of this report is not sufficient to fund our plan of operations beyond April 30, 2006. We are currently seeking to complete a private financing consisting of the issuance of senior convertible promissory notes. While revenues and cash from revenues may increase during 2006, we do not expect this growth to be sufficient to alleviate our funding issues described in this report. Thus, our ability to continue as a “going concern” is contingent upon the successful completion of our current private financing efforts and our potential IPO. These factors raise substantial doubt as to our ability to continue as a going concern. Our most recent independent registered public accounting firm’s report also contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments to the value or classification of our assets and liabilities that we may need to make if we are unable to continue operating as a going concern.

Plan of operation

Year ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

We earned nominal revenues of $23,599 for the year ended December 31, 2005, an increase of $20,812 over revenues of $2,787 for the year ended December 31, 2004. All of the revenue earned in 2005 was earned based on a percentage of the amount collected from accounts submitted on our DebtResolves system by our clients. An additional $3,600 was received in set up fees, which will be recognized when we have delivered completed programming to the client.

Up to December 2005, all of our contracts provided that we would earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system. Although other revenue models have been proposed, all revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by our client. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected method will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and could possibly become our preferred revenue model. Most contracts currently in process include set up fees and base revenue on a monthly licensing fee per account with a small transaction fee on settlement.

Costs and expenses

Payroll and related expenses. Payroll and related expenses totaled $1,516,467 for the year ended December 31, 2005, an increase of $610,030 over payroll and related expenses of $906,437 for the year ended December 31, 2004. The increase was due primarily to an increase in the number of employees in 2005, net of a decrease in waived compensation to executives due to modifications to their employment agreements. A substantial portion of the payroll and related expenses of $906,437 for the year ended December 31, 2004 consisted of compensation incurred in connection with employment agreements with members of our executive management team. Three executives waived the entire amount of their compensation during 2004 and were not paid, resulting in a capital contribution of $412,500. In the year ended December 31, 2005, two of our executives waived $112,500 in compensation, which was recorded as imputed compensation and a contribution to capital.

As of December 31, 2005, we had seventeen full-time employees.

General and administrative expenses. General and administrative expenses, including stock-based compensation, totaled $1,798,099 for the year ended December 31, 2005, an increase of $111,941 compared to general and administrative expenses of $1,686,158 for the year ended December 31, 2004. General and administrative expenses in the year ended December 31, 2005 consisted of $469,014 for service fees, including legal, consulting and accounting fees, $209,510 for telecommunication costs, including web hosting services, $66,816 for marketing expenses, $154,935 for travel-related expenses, $92,678 for rent and occupancy expenses, $88,230 for insurance and $82,672 for other general expenses including computer software and office supplies. Also recorded in this category was $634,244 in stock-based compensation expense for options and warrants granted in payment for consulting services.

General and administrative expenses, including stock-based compensation of $1,686,158 for the year ended December 31, 2004 consisted of $285,677 for service fees, including legal, consulting and accounting fees, $158,346 for telecommunication costs, including web hosting services, $123,013 for marketing expenses, $95,440 for travel-related expenses, $72,721 for rent and occupancy expenses, and approximately $82,000 for other general expenses including computer software and office supplies. Also recorded in this category was $869,190 in stock-based compensation expense for options and warrants granted in payment for consulting services.

Terminated offering costs. We incurred $736,037 in costs associated with our efforts to raise capital in the public equity markets. We withdrew our Registration Statement on Form SB-2 on February 10, 2006 and charged the accumulated costs to terminated offering costs during the year ended December 31, 2005.

Amortization of deferred debt discount. For the year ended December 31, 2005, we incurred expense of $1,078,952 in the amortization of deferred debt discount and beneficial conversion feature of convertible notes, and $148,215 in the amortization of deferred financing costs.

Interest expense. We incurred $112,777 in net interest expense for the year ended December 31, 2005, consisting of interest income of $4,538 and interest expense on convertible notes of $100,038, and $17,277 in other, miscellaneous interest expense items.

Research and development expenses. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification and customization of our DebtResolve system were charged to expense as incurred, but were not classified as research and development expenses. In January 2004, we substantially completed development and began marketing our services. Hence, there were no expenses recorded to research and development in the year ended December 31, 2005. Research and development expenses totaled $46,022 for the year ended December 31, 2004. These expenses consisted of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of our DebtResolve system.

Liquidity and capital resources

To fund our development activities and operations, we issued shares of our capital stock in private placement financings. The approximately $2,200,000 in proceeds from 2003 and 2004 private placement financings, together with $3,095,000 in private debt financings in 2005 and $825,000 in debt financings in 2006, as well as limited revenues generated from licensing its system, has provided us with working capital.

We used $2,152,949 of cash in funding operating activities during the year ended December 31, 2005, as compared to $1,401,928 during the year ended December 31, 2004.

On March 4, 2005, we entered into a non-binding letter of intent with an investment banking firm, Maxim Group LLC, to explore the possibility of raising additional capital in the public equity markets, and extended that letter of intent through July 31, 2006. We have not entered into any definitive agreements to raise capital in the public equity markets as a result of this letter of intent, but are exploring the possibility of doing so. On September 30, 2005, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. We withdrew that registration statement on February 10, 2006. We are currently seeking to complete a private financing consisting of the issuance of senior convertible promissory notes. We previously completed two private financing transactions in April 2005 and in June/September 2005, in which we raised total gross proceeds of $2,695,000 from accredited investors. The principal amount and accrued interest under the April and the June/September notes are convertible into shares of common stock at any time at the option of the holder, at $4.25 per share, and automatically, in the case of a public offering of the Company’s common stock, in which case an aggregate of 426,018 shares of our common stock are issuable upon the conversion, at a conversion ratio equal to 85% of the assumed initial public offering price of $5.00 per share, of the principal and accrued interest on $800,000 of 7% senior convertible promissory notes issued in our private financing in April 2005 and 50% of the principal and accrued interest on $1,895,000 of 7% senior convertible promissory notes issued in our private financing in June/September 2005, and an aggregate of 317,059 shares of our common stock are issuable upon the exercise of outstanding three and five-year warrants, exercisable at $4.25 per share at an assumed initial public offering price of $5.00 per share, issued in connection with the two private financings. The notes from the April 2005 financing transaction will mature on April 21, 2006. The Company intends to request that existing bridge note holders extend their notes.

Although we intend to refile a revised registration statement in the near future, we cannot assure you that we will be able to raise additional capital in the public equity markets. We still have not recorded any significant revenue, and our working capital is not sufficient to fund our plan of operations beyond April 30, 2006. During November and December of 2005, we borrowed $400,000 from stockholders. Subsequent to December 31, 2005, we borrowed $525,000 in short term notes from stockholders and other investors. On January 20, 2006, we entered into an agreement with an investment banking firm, Capital Growth Financial, LLC (“CGF”), whereby CGF agreed to serve as our placement agent for a private financing consisting of the issuance of senior convertible promissory notes. As of March 27, 2006, we have raised $300,000 under this offering. These notes are convertible at any time at the option of the holder into shares of common stock at a price of $0.33 per share.  If we raise the maximum $3,500,000 contemplated by this private financing (not including the $1,000,000 over allotment option), an aggregate of approximately 1,050,000 shares of our common stock will be issuable upon the consummation of a potential public offering, at a conversion ratio equal to 66.67% of an assumed initial public offering price of $5.00 per share. The Company is currently in discussions with the note holders to renegotiate the terms of the notes. Maxim Group, LLC is acting as the co-placement agent in this private financing. CGF has also indicated its intention to act as a co-underwriter of our potential IPO. If this private financing is unsuccessful, and if we are unable to raise sufficient additional capital, we will have to develop and implement a plan to extend payables and eliminate staff and overhead until sufficient additional capital is raised to support further operations.

Our cash needs will grow as we meet our compensation obligations for sales, accounting and customer support staff, combined with the expense of additional staff hired going forward. Of the anticipated operating expenses that we expect to incur, more than half will be salary and compensation expense related to current employees. Also significant will be the expense of legal, audit and consulting services to meet the requirements of Sarbanes Oxley legislation. While our web hosting arrangements include significant excess capacity at this time, as our client base grows, we may need to add additional web space to accommodate this growth, and incur corresponding expense. This additional web hosting expense will not be significant; however, we will also have to add to staff to provide our planned levels of customer support. In addition, we will incur additional sales and marketing expense to grow our customer base as well as travel and other expenses to service our customer base.

We also anticipate additional increased costs associated with the start up of our proposed debt-buying subsidiary. Before we begin to recognize revenue from this operation, we will incur legal, filing fees and start-up and other costs associated with establishing this potential line of business.

Off-balance sheet arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on our management’s judgment and available information and, consequently, actual results could be different from these estimates. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. As of December 31, 2005, we had incurred an accumulated deficit of $10,984,349 and our working capital was not sufficient to fund our plan of operations beyond the end of that fiscal year. During the year ended December 31, 2005, we entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On September 30, 2005, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. We withdrew that registration statement on February 10, 2006, and we are currently seeking to complete a private financing consisting of the issuance of senior convertible promissory notes. From November 2005 through March 2006 we have raised $1,225,000 through this and other private debt offerings. However, we cannot assure you that we will be able to raise sufficient additional capital as needed to execute our business plan. We still have not recorded any significant revenue, and our working capital is not sufficient to fund our plan of operations beyond the end of April 2006. On January 20, 2006, we entered into an agreement with an investment banking firm, Capital Growth Financial, LLC (“CGF”), whereby CGF agreed to serve as our placement agent for a private financing consisting of the issuance of senior convertible promissory notes. As of March 27, 2006, we have raised $300,000 under this offering. If our current private financing is unsuccessful, and if we are unable to raise sufficient additional capital, we will have to develop and implement a plan to extend payables and eliminate staff and overhead until sufficient additional capital is raised to support further operations. We cannot assure you that such a plan will be successful. These factors continue to raise substantial doubt about our ability to continue as a going concern.

Imputed salary expense

Under the terms of employment agreements we have had with our Co-Chairman and Chief Executive Officer and with our Executive Vice President, General Counsel and Secretary during the years ended December 31, 2004, we did not pay these officers a salary, due to certain conditions as specified in the agreements. We recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if we had met the condition for paying their salaries. During the year ended December 31, 2005, the terms of these employment agreements changed, and beginning April 1, 2005, the Co-Chairman and Chief Executive Officer began to draw a salary. The Executive Vice President, General Counsel and Secretary left our employ effective June 30, 2005.

Research and development

We follow the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses in the three months ended March 31, 2004 and in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of our online software product prior to establishing technological feasibility. In January 2004, we substantially completed the development of and began marketing our online product. In our management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of our product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Income taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we use an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had net losses since inception and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock-based compensation

Stock options issued to employees under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had we applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted to employees is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 2.17% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for our stock, we do not consider volatility in estimating the value of each option granted to employees; we follow the minimum value method. The estimated minimum value of the options is amortized on a proforma basis over the option vesting periods.

We account for stock options issued to non-employees using the fair value method. The expense related to granting options to non-employees in lieu of consulting fees or other, cash considerations is accounted for as stock-based compensation expense. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 96.7%, risk-free interest rates for individual options ranging from 2.17% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for our stock, we use a volatility measure based on an average volatility of the stock of five comparable companies during their first five years as a publicly traded company in estimating the value of each option. The estimated fair value of the options granted to non-employees is amortized to expense over the option vesting periods.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 - Revised”). SFAS 123 - Revised is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 - Revised establishes accounting standards for recording any transaction in which an entity exchanges its equity instrument for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123 - Revised requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123 - Revised eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 - Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 - Revised is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Until December 31, 2005, we have accounted for stock options issued under stock-based compensation plans under the recognition and measurement principles of APB 25. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123,” requires the disclosure of the effect on net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

We will adopt the provisions of SFAS 123 - Revised beginning January 1, 2006. We believe that the effect of implementing SFAS 123 - Revised will result in the recording of additional stock compensation expense. We will utilize the fair value method to calculate the value of any future instruments issued after the implementation date.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB No. 29.” SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, we have not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on our financial position or results of operations.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3” was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact our financial statements or future results of operations.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”:  a)  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, “Accounting for Income Taxes.” Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b)  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c)  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

In September 2005, the EITF reached a consensus on, Issue No.  05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues,” beginning in the first interim or annual reporting period beginning after December 15, 2005.  Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF No. 05-7 is not expected to have material effect on the Company’s financial position.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the EITF released EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

In June 2005, the EITF reached consensus on Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s financial position, results of operations, or cash flows.

ITEM 7. Financial statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
of Debt Resolve, Inc.

We have audited the accompanying balance sheets of Debt Resolve, Inc (a development stage company) (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the period from January 1, 2003 to December 31, 2005 (for which the statements of operations and cash flows are not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from April 21, 1997 (inception) to December 31, 2002 were audited by other auditors whose report, dated March 17, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The statements for the period from April 21, 1997 (inception) to December 31, 2002 reflect a deficit accumulated during the development stage of $5,742. The other auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Debt Resolve, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from April 21, 1997 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

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

/s/ Marcum & Kliegman llp

New York, New York
February 21, 2006, except for Note 18c, as to which the date is March 10, 2006 and Note 18b, as to which the date is March 27, 2006.

DEBT RESOLVE, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2005	2004

ASSETS

Current assets:
Cash	$23,576	$34,747
Accounts receivable	6,966	1,219
Prepaid expenses and other current assets	87,005	30,951

Total current assets	117,547	66,917

Fixed assets, net	151,981	62,500

Other assets:
Deferred offering costs	--	43,540
Deferred financing costs	180,549	--
Deposits and other assets	93,605	19,399
Total other assets	274,154	62,939
Total assets	$543,682	$192,356

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$620,655	$80,021
Accrued compensation expenses	--	95,667
Accrued expenses	119,234	69,138
Loans payable to stockholders	350,000	10,000
Convertible notes, net of deferred discount of $1,078,953	1,676,475	--
Total liabilities	2,766,364	254,826

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	--	--
Common stock, 50,000,000 shares authorized, $0.001 par value, 29,703,900 and 29,479,000 shares issued and outstanding, respectively	29,704	29,479
Additional paid-in capital	8,920,113	5,814,868
Deferred compensation	(188,150)	(326,010)
Deficit accumulated during the development stage	(10,984,349)	(5,580,807)

Total stockholders’ deficiency	(2,222,682)	(62,470)

Total liabilities and stockholders’ deficiency	$543,682	$192,356

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Operations

	Years ended December 31,		Cumulative from inception (April 21, 1997) to December 31,
	2005	2004	2005

Revenues	$23,599	$2,787	$26,386

Costs and expenses:
Payroll and related expenses	1,516,467	906,437	3,165,749
General and administrative expenses (1)	1,798,099	1,686,158	4,590,033
Waived royalty fees - related parties	--	--	600,000
Research and development expenses	--	46,022	499,323
Depreciation expenses	39,094	38,013	90,972

Total expenses	3,353,660	2,676,630	8,946,077

Loss from operations	(3,330,061)	(2,673,843)	(8,919,691)

Other income and expense:
Terminated offering costs	(736,037)	--	(736,037)
Net interest(expense) income	(112,777)	4,845	(103,954)
Amortization of the beneficial conversion feature and deferred debt discount	(1,227,167)	--	(1,227,167)
Other income	2,500	--	2,500
Total other (expense) income	(2,073,481)	4,845	(2,064,558)

Net loss	$(5,403,542)	$(2,668,998)	$ (10,984,349)

Per share data:
Basic and diluted net loss per common share	$(0.18)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	29,665,901	29,133,746

(1)	Includes stock based compensation of $634,244 and $869,190 for the years ended 2005 and 2004, respectively, and $1,973,598 since inception.

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
From Inception (April 21, 1997) to December 31, 2005

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

INCEPTION, APRIL 21, 1997	--	$--	--	$--		$--	$--	$--
Issuance of common stock	--	--	500,000	500		--	--	500
Net loss	--	--	--	--		--	(330)	(330)
Balance at December 31, 1997	--	--	500,000	500		--	(330)	170
Capital contribution		--	--	--		20	--	20
Net loss	--	--	--	--		--	(190)	(190)
Balance at December 31, 1998	--	--	500,000	500		20	(520)	--
Capital contribution		--	--	--		209	--	209
Net loss	--	--	--	--		--	(209)	(209)
Balance at December 31, 1999	--	--	500,000	500		229	(729)	--
Capital contribution		--	--	--		1,387	--	1,387
Net loss	--	--	--	--		--	(1,387)	(1,387)
Balance at December 31, 2000	--	--	500,000	500		1,616	(2,116)	--
Capital contribution		--	--	--		1,225	--	1,225
Net loss	--	--	--	--		--	(1,225)	(1,225)
Balance at December 31, 2001	--	--	500,000	500		2,841	(3,341)	--
Capital contribution	--	--	--	--		2,401	--	2,401
Net loss	--	--	--	--		--	(2,401)	(2,401)
Balance at December 31, 2002	--	--	500,000	500		5,242	(5,742)	--
Sales of Common stock to principal stockholders, January, 2003 ($0.001 per share)	--	--	22,500,000	22,500		--	--	22,500
Sales of Common stock January, 2003 ($0.001 per share)	--	--	3,600,000	3,600		--	--	3,600
Common stock issued to pay consulting fees, April 2003 ($0.20 per share)	--	--	135,000	135		26,865	--	27,000
Common stock issued to pay compensation, May 2003 ($0.20 per share)	--	--	145,000	145		28,855	--	29,000
Conversion of loan into Common stock, April 2003 ($0.20 per share)	--	--	500,000	500		99,500	--	100,000
Conversion of loan into Common stock, July 2003 ($0.20 per share)	--	--	50,000	50		9,950	--	10,000
Rescinded Common stock issued to pay compensation, July 2003 ($0.20 per share)	--	--	(145,000)	(145)		(28,855)	--	(29,000)
Rescinded conversion of loan into Common stock, July 2003 ($0.20 per share)	--	--	(50,000)	(50)		(9,950)	--	(10,000)
Capital contributed from the waiver of accrued compensation and consulting fees	--	--	--	--		853,567	--	853,567
Capital contributed from the waiver of royalty fee	--	--	--	--		600,000	--	600,000
Capital contributed from the grant of stock options to pay for consulting services	--	--	--	--	(577,709)	577,709	--	--
Amortization of deferred compensation					443,164			443,164

Preferred Stock		Common Stock
Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Sales of Common stock in private placement, June 2003 - December 2003 ($1.00 per share)	--	--	1,785,000	1,785	--	1,783,215	--	1,785,000
Offering costs of private placement	--	--	--	--	--	(53,926)	--	(53,926)
Net loss	--	--	--	--	--	--	(2,906,067)	(2,906,067)
Balance at December 31, 2003	--	$--	29,020,000	$29,020	(134,545)	$3,892,172	$(2,911,809)	$874,838

Common stock issued to pay consulting fees, March 2004 ($1.00 per share)	--	--	9,000	9	--	8,991	--	9,000
Sales of common stock in private placement, June - December 2004 ($1.00 per share)	--	--	450,000	450	--	449,550	--	450,000
Capital contributed from imputed compensation	--	--	--	--	--	412,500	--	412,500
Capital contributed from the grant of stock options to pay for consulting services	--	--	--	--	(1,051,655)	1,051,655	--	--
Amortization of deferred compensation					860,190			860,190
Net loss			--	--		--	(2,668,998)	(2,668,998)
Balance at December 31, 2004			29,479,000	$29,479	(326,010)	$5,814,868	$(5,580,807)	$(62,470)
Capital contributed from stock issued to pay compensation					--	84,000		84,000
Sales of common stock in private placement, January-March 2005 ($1.00 per share)	--	--	224,900	225	--	224,675	--	224,900
Reimbursement of offering costs of private placement						25,000		25,000
Offering costs of private placement	--	--			--	(44,206)	--	(44,206)
Capital contributed from imputed compensation	--	--		--	--	112,500	--	112,500
Capital contributed from deferred debt discount					--	2,097,478		2,097,478
Capital contributed from grant of warrants for bridge financings					--	109,414		109,414
Capital contributed from the grant of stock options to pay for consulting services	--	--		--	(496,384)	496,384	--	--
Amortization of deferred compensation					634,244			634,244
Net loss	--	--		--	--	--	(5,403,542)	(5,403,542)
Balance at December 31, 2005	--	$--	29,703,900	$29,704	$(188,150)	$8,920,113	$(10,984,349)	$(2,222,682)

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years ended December 31,		Cumulative from inception (April 21, 1997 to December 31, 2005)
	2005	2004
Cash flows from operating activities:
Net loss	$(5,403,542)	$(2,668,998)	$(10,984,349)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash stock-based compensation	634,244	869,190	1,973,598
Waived and imputed compensation, royalty and consulting fees	112,500	412,500	1,983,809
Amortization of debt discount	1,078,953	--	1,078,953
Amortization of debt financing costs	148,215	--	148,215
Terminated offering costs	736,037	--	736,037
Depreciation	39,094	38,012	90,972
Loss on disposal of fixed assets	14,954	--	14,954
Changes in operating assets and liabilities:
Accounts receivable	(5,747)	(1,219)	(6,966)
Other current assets	(12,514)	(4,483)	(43,465)
Deposits and other assets	(74,206)	(13,805)	(93,605)
Accounts payable	540,634	(15,622)	620,654
Accrued expenses	38,429	(17,504)	203,234
Net cash used in operating activities	(2,152,949)	(1,401,928)	(4,277,959)
Cash flows from investing activities:
Purchases of fixed assets	(143,529)	(9,995)	(257,906)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,695,000		2,695,000
Issuance of common stock	224,900	450,000	2,432,574
Proceeds from stockholders’ loans	400,000	--	510,000
Repayment of stockholders’ loans	(60,000)	--	(60,000)
Stock offering costs	(780,243)	(43,540)	(823,783)
Reimbursement of stock offering costs	25,000	--	25,000
Deferred financing costs	(219,350)	--	(219,350)
Net cash provided by financing activities	2,285,307	406,460	4,559,441
Net increase (decrease) in cash	(11,171)	(1,005,463)	23,576
Cash at beginning of period	34,747	1,040,210	--
Cash at end of period	$23,576	$34,747	$23,576

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$--	$--	$100,000

Issuance of common stock for accrued compensation	$84,000	$--	$84,000
Issuance of warrants for deferred financing fees	$109,414	$--	$109,414
Capital contribution from waived royalty fees	$--	$--	$600,000
Capital contribution from waived and imputed compensation and consulting fees	$112,500	$412,500	$1,383,809

The accompanying notes are an integral part of these financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005

NOTE 1. ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

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

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. By the end of 2005, the Company had nine clients under contract, five of which were operational, however the Company has not earned, nor did it expect to generate, significant revenues from these clients during the initial start-up periods.

NOTE 2. GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern and management plans

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2005, the Company had incurred an accumulated deficit of $10,984,349. The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of April 2006.

During the year ended December 31, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. In separate financing transactions in April and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000. (See Note 5). The notes from the April 2005 financing transaction will mature on April 21, 2006. The Company intends to request that existing bridge note holders extend their notes.

On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”). The Company withdrew that registration statement on February 10, 2006. During November and December of 2005, the Company borrowed $400,000 from stockholders. Subsequent to December 31, 2005, the Company raised $525,000 through the issuance of short term notes with an interest rate of 2-1/2% per month, and with maturities from April 30, 2006 to May 17, 2006. On January 20, 2006, the Company entered into an agreement with an investment banking firm, Capital Growth Financial, LLC (“CGF”), whereby CGF agreed to serve as placement agent for a private financing consisting of the issuance of the Company’s senior convertible promissory notes. As of March 27, 2006, the Company had raised $300,000 under this offering (See Note 18b). These notes are convertible at any time at the option of the holder into shares of common stock at a price of $0.33 per share.  If the Company raises the maximum $3,500,000 contemplated by this private financing (not including the $1,000,000 over allotment option), an aggregate of approximately 1,050,000 shares of common stock will be issuable, upon the consummation of a potential public offering, at a conversion ratio equal to 66.67% of an assumed initial public offering price of $5.00 per share. Maxim Group, LLC is acting as the co-placement agent in this private financing. However, there is no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company still has not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations beyond the end of April 2006. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 10, 2006, the Company entered into a non-binding letter of intent with a privately held collection agency to explore the possibility purchasing this company (See Note 18c). The Company has not entered into any definitive agreements to purchase this collection agency as a result of this letter of intent, but is exploring the possibility of doing so.

Prior period adjustments/restatement

Effective August 16, 2005, the Company corrected two errors, (1) relating to stock based compensation expense for options granted to consultants and advisory board members for which the Company did not record a compensation charge during fiscal 2003 and 2004 and the three months ended March 31, 2005, and (2) relating to reimbursement for deferred offering costs which had been improperly credited against general and administrative expenses rather than additional paid in capital.  In addition, the Company made a number of reclassifications within the various statements. The Company subsequently corrected the methodology it used to calculate the value of non-employee options to include a volatility figure derived from an index of comparable companies in accordance with SFAS No. 123. Amounts reflected herein for the year ended December 31, 2004 represent the restated financial information included in the Form 10-KSB/A No. 2 which was filed with the SEC on March 30, 2006.

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

Revenue recognition

The Company earned revenue during 2005 and 2004 from several collection agencies and lenders that implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent on the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

Imputed salary expense

Under the terms of employment agreements the Company has had with its Co-Chairman and Chief Executive Officer and with its Executive Vice President, General Counsel and Secretary during the year ended December 31, 2004 and a portion of the year ended December 31, 2005, the Company did not pay these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries. (See Note 10).

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

Stock-based compensation

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The minimum value of each option granted to employees is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company’s stock, the Company does not consider volatility in estimating the value of each employee stock option; the Company follows the minimum value method. The estimated minimum value of the options granted is amortized on a pro-forma basis over the option vesting periods.

The Company accounts for stock-based compensation issued to non-employees using the fair value method. (See Note 7.)

During 2004, the Company granted employee options to purchase 1,140,000 shares of its common stock. During 2005 the Company did not grant any employee options to purchase shares of its common stock. As of December 31, 2005, the weighted average exercise price and the weighted average expected life of the stock options granted to employees were $0.63 and 6.00 years, respectively.

The following table illustrates the pro forma effects on net loss and net loss per common share for the years ended December 31, 2005 and 2004 as if the Company had applied the minimum value recognition provisions of FASB Statement No. 123 to stock-based compensation issued to employees.

	Year ended December 31,		Cumulative from inception (April 21, 1997) to December 31,
	2005	2004	2005
Net loss - as reported	$(5,403,542)	$(2,668,998)	$(10,984,349)
Deduct: Stock based employee compensation expense determined under minimum-value based methods for all awards	1,842	231,378	589,220
Net loss - pro forma	$(5,405,384)	$(2,900,376)	$(11,573,569)
Basic and diluted net loss per common share - as reported	$(0.18)	$(0.09)
Basic and diluted net loss per common share - pro forma	$(0.18)	$(0.10)
Basic and diluted weighted average number of common shares outstanding	29,665,901	29,133,746

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible debentures of 8,533,333, 4,506,588 and 6,341,177, respectively, at December 31, 2005 and options of 7,033,333 at December 31, 2004, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. The potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 9a) and options relating to the anti dilution provision (see Note 4).

NOTE 3.  FIXED ASSETS:

Fixed assets consist of the following:

		December 31,	December 31,
	Useful life	2005	2004
Computer equipment	3 years	$87,562	$70,971
Computer software	3 years	1,919	1,919
Telecommunications equipment	5 years	2,685	--
Office equipment	3 years	2,193	2,192
Furniture and fixtures	5 years	103,172	24,250
Leasehold improvements	Lease term	21,080	15,046
		218,611	114,378
Less: accumulated depreciation		(66,630)	(51,878)
		$151,981	$62,500

Concurrent with the Company’s move to new premises on July 29, 2005, certain assets were taken out of service and the original cost and related accumulated depreciation were removed from the balance sheet. Removing the original cost of $39,296 and the related accumulated depreciation of $24,342 resulted in a net loss on disposal of fixed assets of $14,954 for the year ended December 31, 2005.

Depreciation expense totaled $39,094 and $38,013 for the years ended December 31, 2005 and 2004, respectively, and $90,972 since inception.

NOTE 4. LETTER OF INTENT AND REGISTRATION STATEMENT ON FORM SB-2:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On January 20, 2006, the Company entered into an agreement with a second investment banking firm to be placement agent for a private debt financing. Subsequent to that date, this second firm has also indicated its intention to be co-underwriter for a potential public offering. The Company has not entered into any definitive agreements to raise capital in the public equity markets as a result of these agreements, but is exploring the possibility of doing so. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 and on December 9, 2005 filed Amendment No. 1 to Registration Statement on Form SB-2/A with the Securities and Exchange Commission. On February 10, 2006, the Company withdrew the Registration Statement on Form SB-2. Management of the Company has indicated that it intends to refile a revised registration statement at a future date that has not yet been determined. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets. Also in connection with this potential public offering, in the event of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company intends to issue to investors who had participated in its private placement of stock at $1.00 per share in 2003 and 2004, warrants to purchase common stock in a quantity sufficient to restore some portion of their pre-offering value, and has entered into a non-binding agreement with an investor to that effect. Management of the Company has indicated that it intends to issue stock options to purchase common stock to certain employees and consultants of the Company in a quantity sufficient to restore some portion of their pre-offering value. These “make-whole” warrants and stock options are anticipated to be exercisable from three to five years at the same price as the per share offering price at the time of a public offering. Because the registration statement was withdrawn, $736,037 in previously recorded deferred offering costs were expensed during the year ended December 31, 2005.

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

On June 28, 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, convertible into 2,941,176 shares of common stock. As part of the private financing, the Company issued to the investors warrants to purchase 1,470,590 shares of common stock, exercisable for a period of five years at $0.425 per share. The terms of the notes and warrants issued in the June 2005 private financing were substantially identical to those issued in the April 2005 private financing, except with respect to the conversion provision for the notes and the exercise period of the warrants. The conversion provision on the April financing is 100% upon a potential IPO; while 50% of the notes issued in connection with the June and September financing is convertible into stock of the Company upon a potential IPO and 50% will be paid in cash. Under the April, June and September financings, the principal amount and accrued interest are convertible into shares of common stock at any time at the option of the holder. The warrants issued in connection with the April financing have an exercise period of three years; while the warrants issued in connection with the June and September financings have an exercise period of five years.

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

The principal amount and accrued interest under the April and the June/September notes are convertible into shares of common stock at any time at the option of the holder, and automatically, in the case of a public offering of the Company’s common stock, in which case (i) for the April 2005 notes, all of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and (ii) for the June and September 2005 notes, 50% of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and the remaining 50% of the outstanding principal amount and accrued interest under the notes will be repaid to the holders from the proceeds of such public offering. The notes from the April 2005 financing transaction will mature on April 21, 2006. The Company intends to request that existing bridge note holders extend their notes.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price is expected to be less than the initial public offering price. The principal amount and accrued interest under the April and the June/September notes are convertible into shares of common stock at any time at the option of the holder, and automatically, in the case of a public offering of the Company’s common stock, in which case (i) for the April 2005 notes, all of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and (ii) for the June and September 2005 notes, 50% of the outstanding principal amount and accrued interest under the notes will be converted into shares of common stock, and the remaining 50% of the outstanding principal amount and accrued interest under the notes will be repaid to the holders from the proceeds of such public offering. The Company has recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the notes and related investor warrants of $2,097,478, using the fair value method. This amount is being amortized over the life of the notes. Amortization of the beneficial conversion feature and deferred debt discount totaled $1,078,953 for the year ended December 31, 2005. The Company shall use its best efforts to register the underlying common stock and warrants in conjunction with a potential future IPO. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” there are no factors that would prohibit equity classification relating to the embedded conversion option or the warrants.

Maxim Group LLC acted as the placement agent in the June/September 2005 private financing and received placement fees of $142,800 and non-accountable expenses of $53,550. In addition, Maxim Group received warrants to purchase 336,000 shares of common stock, valued at $109,414 using the fair value method, exercisable for a period of three years at $0.425 per share. Total cash fees associated with this offering were $219,350, including the above-mentioned fees paid to Maxim Group and also including other fees of $23,000, paid to underwriter’s attorneys and a stock transfer agent. The total of fees and the value of the warrants have been recorded as deferred financing costs and will be amortized over the life of the notes. Amortization of deferred financing costs totaled $148,215 for the year ended December 31, 2005.

NOTE 6. STOCKHOLDERS’ EQUITY:

In March 2004, the Company issued 9,000 shares of its common stock to two consultants valued at $9,000 for services provided to the Company in connection with the preparation of a private placement memorandum.

During 2004, the Company issued an aggregate of 450,000 shares of its common stock in a series of private placement closings at a price of $1.00 per share.

During the year ended December 31, 2004, under the terms of their amended employment agreements, no salary payments were made to Messrs. Burchetta, Harris and Silberstein (see Note 10). The Company recorded compensation expense and a capital contribution totaling $412,500 during 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreements with Messrs. Burchetta, Harris and Silberstein, as if the Company had met the condition for paying their salaries.

During the year ended December 31, 2005, the Company issued 224,900 shares of common stock through a private placement for a total of $224,900 and incurred expenses of the private placement of $44,206. During the year ended December 31, 2005, the Company issued warrants to purchase 1,000,000 shares of common stock to a consultant who also invested in this private placement, exercisable at $0.425 per share, valued at $744,245. These warrants are exercisable for three years from the date of grant and vested upon issuance.

During the year ended December 31, 2005, two stockholders reimbursed the Company for $25,000 of deferred offering costs. Such amount has been credited to additional paid-in capital.

During the year ended December 31, 2005, the Company recorded imputed compensation expense of $112,500 related to salaries for its Co-Chairman and Chief Executive Officer and its Executive Vice President, General Counsel and Secretary as if the Company had met the terms for the payment of their salaries as stipulated in their employment agreements, and recorded the waived salary as a contribution to paid-in capital. (See Note 10).

During the year ended December 31, 2005, the Company granted, effective as of the date the Company completes a potential public stock offering that is declared effective and assuming a proposed 1-for-10 reverse stock split, its Senior Vice President and Chief Technology Officer and its Chief Financial Officer, Treasurer and Secretary options to purchase 230,000 and 100,000 shares, respectively, of Company common stock. These stock options will be exercisable at $5.00 per share (subject to adjustment to the actual potential public offering price), will have a term of five years from their date of grant and will vest immediately upon a potential public stock offering. The initial number of shares and the exercise price per share thereof subject to each option assume that the Company completes a proposed 1-for-10 reverse stock split of its outstanding shares of common stock prior to the date of grant, and in the event the stock split actually effected by the Company is in a different ratio than 1-for-10, the number of shares and the exercise price per share thereof subject to each option will automatically be adjusted accordingly. The fair value of these stock options will be determined at the date the potential public stock offering is declared effective. In the event that the potential public stock offering does not take place by May 31, 2006, the options terminate and become null and void.

NOTE 7. STOCK OPTIONS:

During 2004, the Company granted non-employee options to purchase 500,000 shares of common stock valued at $307,410 using the fair value method, to two members of its Board of Advisors, exercisable at $1.00 per share. During 2004, the Company also granted non-employee options to purchase 1,000,000 shares of its common stock to a consultant in order to settle a dispute regarding unpaid consulting fees and expenses and in exchange for the consultant’s agreement to continue to seek additional investors for the Company. These options are fully vested as of the grant date, November 9, 2004, are exercisable at $1.00 per share and expire on November 9, 2009. The fair value of these options was estimated to be $744,245 as of the grant date using the Black-Scholes option pricing model. The Company recorded a capital contribution of $744,245, relieved $83,653 from accounts payable and accrued expenses related to this consultant and charged $660,592 to general and administrative expenses. The Company also granted employee options to purchase 1,140,000 shares of its common stock during the year ended December 31, 2004. The value of these options, calculated using the minimum value method, was $105,220. As of December 31, 2004, there were options to purchase 7,033,333 shares outstanding, of which 6,783,333 had vested. As of December 31, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.74 and 5.96 years.

As of December 31, 2004, the weighted average exercise price and the weighted average expected life of the options granted were $0.74 and 5.96 years.

On March 17, 2005, the Company issued options to purchase 600,000 shares of common stock, exercisable at $1.00 per share, to a board member as consideration for consulting services, valued at $372,889 using the fair value method. These options are exercisable for three years from the date of grant and vested upon issuance.

On April 6, 2005, the Company granted non-employee options to purchase 200,000 shares of common stock, exercisable at $1.00 per share, to a consultant as consideration for services as an advisory board member valued at $123,495 using the fair value method. These options are exercisable for three years from the date of grant, vested upon issuance and are being expensed over the service periods related to the award.

On June 30, 2005, the Company resolved an outstanding debt owed to a former employee. Danilo Cacciamatta, the Company’s former Chief Financial Officer, accepted payments of options to purchase 700,000 shares of common stock, exercisable at $0.425 per share, valued at $84,000, as well as cash payments of $38,400, as part of a package resolution of unpaid compensation of $95,677, a $10,000 loan, and approximately $16,000 of interest owed on these balances. These options are exercisable for three years from the date of grant and vested upon issuance.

During the year ended December 31, 2005, the Company recorded an expense of $261,355 representing the amortized amount of the fair value of options issued to advisory board members in 2003 and 2004.

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted average Exercise price per share
Outstanding at December 31, 2003	4,393,333	$0.58
Granted	2,640,000	1.00
Outstanding at December 31, 2004	7,033,333	$0.74
Granted	1,500,000	$0.73
Outstanding at December 31, 2005	8,533,333	$0.74

The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock options outstanding			Stock options exercisable
Exercise Price	Number of shares	Weighted average remaining life	Weighted average exercise price	Number of Shares	Weighted average exercise price
$0.20	435,000	7.27	$0.20	435,000	$0.20
$0.43	700,000	2.50	$0.43	700,000	$0.43
$0.50	3,000,000	7.44	$0.50	3,000,000	$0.50
$1.00	4,398,333	2.42	$1.00	4,398,333	$1.00
	8,533,333	4.41	$0.74	8,533,333	$0.74

NOTE 8. WARRANTS:

During the year ended December 31, 2005, the Company granted warrants to purchase 1,000,000 shares of common stock, exercisable at $0.425 per share, to an investor as consideration for services raising capital for the Company. These warrants are exercisable for three years from the date of grant and vested upon issuance. (See Note 6).

During the year ended December 31, 2005, the Company granted warrants to purchase an aggregate of 3,506,588 shares of common stock, exercisable at $0.425 per share, to investors and a placement agent in the April, June and September bridge financings. These warrants are exercisable for from three to five years from the date of a potential public stock offering and vested upon issuance. (See Note 5).

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted average Exercise price per share
Outstanding at December 31, 2004 and 2003	--	$--
Granted	4,506,588	0.425

Outstanding at December 31, 2005	4,506,588	$0.425

The following table summarizes information about warrants outstanding at December 31, 2005:

	Warrants outstanding
Exercise Price	Number of shares	Weighted average remaining life	Weighted average exercise price	Exercisable

$0.425	4,506,588	3.29	$0.425	4,506,588

	4,506,588	3.29	$0.425	4,506,588

NOTE 9. RELATED PARTY TRANSACTIONS:

a) License Agreement

The Company originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. In June 2005, subsequent to an interim amendment in February 2004, the Company amended and restated the license agreement in its entirety. The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The license usage also includes the creation, distribution and sale of software products or solutions for the same purpose as above and with the same exclusions. In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options for the Company’s common stock as follows:

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

b) Sublease

On August 1, 2005, the Company entered into a sublease agreement with a company owned by its Co-Chairman and Chief Executive Officer. The President of this company is the son of the Co-Chairman and Chief Executive Officer of the Company. The agreement calls for payments of $500 per month and requires the sublessee to supply its own equipment and utilities such as phone service. The agreement provides that the Company may cancel the sublease at anytime on 30 days notice.

c) Short Term Financings

In order to provide for certain cash requirements, the Company borrowed $400,000 in the fourth quarter of 2005 from three directors and an existing stockholder of our company, at an annual interest rate of 10%. Subsequent to December 31, 2005 the Company borrowed an additional $525,000, at an monthly interest rate of 2-1/2%, from private investors for terms ranging from three to six months.

NOTE 10. EMPLOYMENT AGREEMENTS:

The Co-Chairman and Chief Executive Officer has an employment agreement with the Company, and under the terms of this employment agreement, no salary payments were made to him during the three months ended March 31, 2005. (See Note 6). As of April 1, 2005, pursuant to a decision made by the Board of Directors of the Company, the Company began to pay the Co-Chairman and Chief Executive Officer a salary of $250,000 per year. On June 6, 2005, the Company entered into a revised employment agreement with him. The employment agreement with the Co-Chairman and Chief Executive Officer is effective through July 2008. The agreement provides him with an initial annual compensation of $250,000 and contains provisions for annual increases based on “cost-of-living” changes. Prior to this date, the CEO waived entitlement to his salary. The employment agreement with him contains provisions under which his annual compensation may increase to $600,000 if the Company achieves specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.

The Company recorded compensation expense and a capital contribution totaling $412,500 in the year ended December 31, 2004, representing an imputed compensation expense for the minimum base salary amounts under agreements with the Co-Chairman and Chief Executive Officer, the Executive Vice President, General Counsel and Secretary and the President and Chief Operating Officer as if the Company had met the condition for paying their salaries. Under the terms of their employment agreements, no cash payments for salary were made to these executives during the year ended December 31, 2004. These employment agreements were also subsequently amended during June 2005.

The Company’s employment agreement with the President and Chief Operating Officer, originally effective through December 31, 2004, was terminated in October 2004 coincident with his resignation. These agreements provided each executive with an initial annual compensation of $240,000 and contain provisions for annual increases based on “cost-of-living” changes. Compensation expense under the agreements with these three executives totaled $412,500 for the year ended December 31, 2004. The three mentioned executives waived the entire amount of their compensation during 2004.

In addition to the agreements above, the Company has an employment agreement with the Senior Vice President and Chief Technology Officer that became effective December 1, 2003 and remained in effect until December 1, 2005. This officer continues to serve under the terms of that contract while a new contract is being negotiated. This employment agreement provided for annual compensation of $200,000 and other considerations. On August 1, 2005, the Company also entered into an employment agreement with the Chief Financial Officer, Treasurer and Secretary. This employment agreement provides for annual compensation of $150,000 and other considerations, and remains in effect until July 31, 2006. On September 28, 2005, the Company granted, effective as of the date the Company completes a potential stock offering that is declared effective and assuming a proposed 1-for-10 reverse stock split, these officers options to purchase 230,000 and 100,000 shares, respectively, of Company common stock. (See Note 6).

NOTE 11. OFFICE LEASE:

Prior to July 31, 2005, the Company had leased its office facilities under a non-cancelable operating lease through July 2005. Beginning August 1, 2005, the Company entered into a five year lease which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At December 31, 2005, accrued rent payable totaled $4,296. Rent expense and utilities for the years ended December 31, 2005 and 2004 was $92,678 and $72,721, respectively. Future aggregate minimum lease payments as of December 31, 2005 over the remaining 55 months of the lease period total $569,377, of which approximately $80,000 has been prepaid as a deposit.

      Future minimum rental payments under the above non-cancelable operating leases are as follows:

For the Year Ending December 31,	Amount
2006	$115,025
2007	120,958
2008	127,301
2009	130,164
2010	75,929

$569,377

NOTE 12. WEB HOSTING COMMITMENT:

On October 31, 2003, the Company entered into a two year web hosting agreement with AT&T Corporation. The agreement became effective in April 2004, when the Company began to service their first customer, and provided for the purchase of certain equipment and start-up charges at the time of the agreement and a combination of monthly variable expenses, dependent on volumes, going forward. Expenses for web hosting services totaled $181,245 and $124,595 for the years ended December 31, 2005 and 2004, respectively, and $320,020 since inception. The agreement expired on April 1, 2006. AT&T continues to provide the Company with service under the terms of this agreement while alternative possible contractual arrangements are discussed. The Company is currently reviewing alternative carriers and expects to enter into a new web hosting agreement with AT&T or another carrier in the near future. Based on current negotiations and volumes, the Company expects to incur expenses of from $12,000 to $18,000 per month.

NOTE 13. INCOME TAXES:

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2005	2004
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%
Nondeductible expenses:
Permanent differences	8.49	5.32
Deferred start up costs	(0.62)	(1.21)
Stock based compensation	3.99	10.96
Increase in valuation allowance	22.14	18.93
Effective tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax asset:
Deferred start up costs	$113,239	$152,655
Stock based compensation	775,039	521,342
Net operating loss carryforward	2,170,670	763,413
Deferred tax asset	3,058,948	1,437,410
Less: valuation allowance	(3,058,948)	(1,437,410)
Net deferred tax asset	$--	$--
Increase in valuation allowance	$(1,621,538)	$(854,113)

Due to the uncertainty surrounding the realization of the benefits of deferred start-up costs and net operating loss carryforwards, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2005 and 2004. At December 31, 2005, the Company had net operating loss carryforwards of approximately $3,058,948 which expire at various dates through 2025.

NOTE 14. RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 - Revised”). SFAS 123 - Revised is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. SFAS 123 - Revised establishes accounting standards for recording any transaction in which an entity exchanges its equity instrument for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123 - Revised requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123 - Revised eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 - Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 - Revised is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Currently, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of APB 25. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

The Company will adopt the provisions of SFAS 123 - Revised during the first quarter of 2006. Based on the employee options outstanding as of December 31, 2005, the transitional provisions of SFAS 123 - Revised will not have an effect on the Company’s financial position or results of operation as all the outstanding employee options vested prior to December 31, 2005. Additionally, the Company will utilize prospective transition method for any future issuance of equity instruments issued after the implementation date.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB No. 29” (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company’s financial position or results of operations.

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

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”:  a)  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, “Accounting for Income Taxes.” Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b)  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c)  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In September 2005, the EITF reached a consensus on, Issue No.  05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues,” beginning in the first interim or annual reporting period beginning after December 15, 2005.  Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF No. 05-7 is not expected to have material effect on the Company’s financial position.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the EITF released EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

In June 2005, the EITF reached consensus on Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s financial position, results of operations, or cash flows.

NOTE 15. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED):

Prior to the issuance of this report on Form 10-KSB, the Company reviewed its methodology for calculating the expense associated with options issued to non-employees and determined that it should have used the fair value method to calculate this expense, using an average of stock price volatility as a component of the valuation of stock options. Since the Company’s stock was not publicly traded, it developed an index of the volatility reported by comparable companies in accordance with SFAS No. 123. Until this point, the Company had used the minimum value method. Adoption of this methodology increased the previously reported expense of non-employee options and the value of the beneficial conversion feature (BCF) and deferred debt discount (DDD) of the convertible notes issued in connection with its debt offerings in April and June/September of 2005.

The following is the summarized unaudited quarterly financial data for the year ended December 31, 2005 reflecting the impact on expense of the revised methodology for calculating the value of non-employee options and warrants and the BCF and DDD of investor convertible shares and warrants, and the resulting restatement of the first three quarters of 2005:

Year ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	restated	restated	restated
Total revenues, as previously reported	$1,661	$866	$7,306	$13,766
Net loss, as previously reported	(516,943)	(638,636)	(1,097,807)	(2,433,904)
Stock-based compensation adjustments	(355,676)	(48,774)	(70,360)	--
Deferred financing costs adjustments related to valuation of warrants	--	(53,192)	(188,261)	--
Net loss, as restated	(872,619)	(740,592)	(1,356,427)	(2,433,904)

Basic and diluted net loss per common share
Net loss, as previously reported	(0.02)	(0.02)	(0.04)	--
Stock-based compensation adjustments	(0.01)	--	--	--
Deferred financing costs adjustments related to valuation of warrants	--	--	(0.01)	--
Net loss, as restated	(0.03)	(0.02)	(0.05)	(0.08)
Average basic and diluted shares outstanding	29,549,794	29,703,900	29,703,900	29,703,900

The following summary of quarterly information for 2004 reflects the information reported in the Form 10-KSB/A No. 2, filed on March 30, 2006:

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$--	$--	$2,088	$699

Total operating expenses	519,753	484,078	488,413	1,184,386
Net operating income (loss)	(519,753)	(484,078)	(486,325)	(1,183,687)
Other income/(expense)	2,536	1,009	938	362
Net loss	(517,217)	(483,069)	(485,387)	(1,183,325)
Basic and diluted net loss per common share	(0.02)	(0.02)	(0.02)	(0.03)

Average basic and diluted shares outstanding	29,020,890	29,052,077	29,107,261	29,133,746

NOTE 18. SUBSEQUENT EVENTS:

a.  SEC FILINGS

On February 10, 2006, the Company withdrew its Registration Statement on Form SB-2, which had previously been filed with the Securities and Exchange Commission. Management of the Company has indicated that it intends to refile a revised registration statement at a future date that has not yet been determined.

b.  PRIVATE FINANCINGS

Subsequent to December 31, 2005, the Company has raised $525,000 through the issuance of short term notes carrying an interest rate of 2-1/2% per month and maturing from April 30, 2006 through May 17, 2006. On January 20, 2006, the Company entered into an agreement with an investment banking firm, Capital Growth Financial, LLC (“CGF”), whereby CGF agreed to serve as placement agent for a private financing consisting of the issuance of the Company’s senior convertible promissory notes. As of March 27, 2006, the Company had raised $300,000 under this offering. These notes are convertible at any time at the option of the holder into shares of common stock at a price of $0.33 per share.  If the Company raises the maximum $3,500,000 contemplated by this private financing (not including the $1,000,000 over allotment option), an aggregate of approximately 1,050,000 shares of common stock will be issuable, upon the consummation of a potential public offering, at a conversion ratio equal to 66.67% of an assumed initial public offering price of $5.00 per share. Maxim Group, LLC is acting as the co-placement agent in this private financing.

c.  LETTER OF INTENT

On March 10, 2006, the Company entered into a non-binding letter of intent with a privately held collection agency to explore the possibility of purchasing this company. The Company has not entered into any definitive agreements to purchase this collection agency as a result of this letter of intent, but is exploring the possibility of doing so.

ITEM 8A. Controls and procedures

Evaluation of our disclosure controls and procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”). This evaluation (the “controls evaluation”) was done under the supervision and participation of our management, including our Chief Executive Officer (the “CEO”), who is our principal executive officer, and our Chief Financial Officer (the “CFO”), who is our principal financial officer. Rules adopted by the Securities and Exchange Commission require that in this section of the report we present the conclusions of our principal executive officer and principal financial officer about the effectiveness of our disclosure controls based on and as of the date of the controls evaluation.

Disclosure controls and procedures

As of the conclusion of the year ended December 31, 2005, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls. This controls evaluation was done under the supervision and participation of our management, including our CEO, who is the our principal executive officer, and our CFO, who is our principal financial officer.

Disclosure controls means controls and other procedures of ours that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including, without limitation, our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations as of the conclusion of the year ended December 31, 2005, our CEO and CFO concluded that our disclosure controls were not effective at the “reasonable assurance” level. The ineffectiveness of our disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Our management, including our CEO and CFO, does not expect that our disclosure controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our CEO’s and CFO’s evaluation of our disclosure controls included a review of the controls’ objective and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this prospectus and periodic SEC reports. In the course of the controls evaluation, our management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor our disclosure controls and to make modifications as necessary. In this regard, our intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

Internal control over financial reporting

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We maintain accounting records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets. We have also established policies and procedures, including access controls, to provide reasonable assurance that transactions are recorded only as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors. Access to assets is permitted only in accordance with management’s general or specific authorization. In addition, the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Our independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to errors related primarily to the accounting for stock options granted to consultants and advisory board members in lieu of compensation, which resulted in financial reports that are being restated for these periods. The combination of an absence of an adequate review and approval process, combined with the reporting errors, were sufficient to be deemed a material weakness. The adjustments related to these matters have been made by us in connection with the restatement of the audited financial statements for the years ended December 31, 2004 and 2003. Although our management has demonstrated certain improvements in controls over the preparation of our financial reports, as described above, these reported conditions and material weaknesses still exist, as the additional accounting staff members have only recently been hired, and new review procedures are incomplete and not all have been fully implemented.

Subsequently, during the year ended December 31, 2005, we determined that we had improperly calculated and disclosed the expense of options granted to non-employees. We had used the minimum value method instead of the fair value method. Accordingly, we filed, on March 30, 2006, an amended report on Form 10-KSB/A No. 2 for the year ended December 31, 2004 to report the corrected expense of these options for the years ended December 31, 2004 and 2003. In addition, this report includes amended data for the first three quarterly periods of the year ended December 31, 2005. We are a small company with limited accounting staff and find it difficult to stay current with all required accounting regulations. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

We believe we have begun to make changes in our internal control procedures that have improved those controls and related material weakness. Specifically, we hired additional, experienced accounting staff members and enlisted the services of an experienced accounting consultant to assist with financial reporting issues, and we have also begun to document and apply transactional and periodic controls procedures, including periodic closing checklists and sign-offs, permitting a better review and approval process and improved quality of accounting reports. We have also begun to perform research and analysis of the controls over expenditures and revenue recognition.

It is the responsibility of our management to establish and maintain adequate internal control over financial reporting. However, due to our small size and limited financial resources, our CEO and CFO have been the only employees principally involved in accounting and financial reporting. Our audit committee has recognized that, as a result, there was inadequate segregation of duties within the accounting function, leaving most aspects of financial reporting in the hands of our CEO and CFO. Although we have recently hired two experienced staff members to help with accounting duties, they have taken on only limited duties. The new accounting staff members provide a degree of segregation of duties over cash, and have begun to help write and implement documented control procedures, but have not taken on financial reporting responsibilities. Based on procedures already in place and the fact that, except for the items noted below, no other material errors or irregularities were noted during repeated reviews, our audit committee has expressed its belief that there have been no irregularities in our financial reporting or in the protection of our assets.

Our management believes that the reportable conditions noted above stem from our operational growth. Beginning during the summer of 2005, our management committed to working with our audit committee to develop improved internal controls, including hiring additional accounting staff and documenting written accounting control procedures. We have also begun to prepare to meet the more rigid requirements of Section 404 of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition. Going forward, our management anticipates that the changes already begun, as well as other planned improvements, will correct any material issues. Recently, we have begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. Our management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, we believe that our financial statements for the year ended December 31, 2005 and 2004, fairly present, in all material respects, our financial condition and results of operations.

Commencing the year ending December 31, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Our accounting staff is small, and although we recently begun to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information.

PART III.

ITEM 9. Directors, executive officers, promoters and control persons; compliance with Section 16(a) of the Exchange Act

Our directors and executive officers, along with certain information regarding them, are as follows:

Name	Age	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned

James D. Burchetta	57	Co-Chairman of the Board, Chief Executive Officer, President	6,500,000	(1)	21.88%
Charles S. Brofman	49	Co-Chairman of the Board	10,000,000	(2)	33.67%
Alan M. Silberstein	59	Director	3,025,000	(3)	9.25%
Lawrence E. Dwyer, Jr.	62	Director	1,003,333	(4)	3.36%
William H. Mooney	65	Director	609,900	(5)	2.02%
Richard Rosa	39	Senior Vice President, Chief Technology Officer	1,000,000	(6)	3.31%
Katherine A. Dering	58	Chief Financial Officer, Secretary, Treasurer	0		*
All directors and executive officers as a group			22,138,233		65.45%

_________________
* Denotes less than 1%.

(1)
Includes 3,000,000 shares held by the James D. Burchetta, Sr. Family Trust and 150,000 shares held by the James D. Burchetta Education and Health Trust, for both of which Mr. Burchetta’s son, James D. Burchetta, is the trustee, as well as 350,000 shares held by Park Avenue Associates, Inc., a corporation controlled by Mr. Burchetta.

(2)	Includes 8,000,000 shares held by Arisean Capital Ltd., a corporation that includes Mr. Brofman’s minor children.

(3)	Includes options to purchase 3,000,000 shares of common stock, exercisable at $0.50 per share.

(4)	Includes options to purchase 183,333 shares of common stock, exercisable at $1.00 per share.

(5)	Includes options to purchase 435,000 shares of common stock, exercisable at $0.20 per share.

(6)	Includes options to purchase 500,000 shares of common stock, exercisable at $1.00 per share

In addition to the directors and officers noted above, Earle Zimmerman, a private investor, holds beneficial ownership of 3,535,000 shares of common stock (11.15%), including 500,000 shares held by Zimmerman Inc., a corporation controlled by Mr. Zimmerman, and options to purchase 2,000,000 shares of common stock, of which 1,000,000 are exercisable at $1.00 per share and 1,000,000 are exercisable at $0.425 per share.

Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in our Bylaws.

James D. Burchetta has been our Co-Chairman of the Board, President and Chief Executive Officer since January 2003. Mr. Burchetta was the co-founder of Cybersettle, Inc., which settles insurance claims over the Internet, and served as its Chairman of the Board and Co-Chief Executive Officer from 1997 to August 2000 and as its Vice Chairman from August 2000 to February 2002. Prior to founding Cybersettle, Mr. Burchetta was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP, where he practiced insurance and corporate finance law. Mr. Burchetta received a B.A. degree from Villanova University and a J.D. degree from Fordham University Law School and is a member of the New York State Bar. Mr. Burchetta is a frequent speaker at industry conferences.

Charles S. Brofman has been our non-executive Co-Chairman of the Board since January 13, 2003. Mr. Brofman was the co-founder of Cybersettle and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a B.S. degree from Brooklyn College, City University of New York and a J.D. degree from Fordham University Law School and is a member of the New York State Bar.

Alan M. Silberstein has been a member of our board of directors since June 2003. Mr. Silberstein served as our President and Chief Operating Officer from June 2003 until October 2004. Mr. Silberstein is currently President of Silco Associates, a management advisory firm in the financial services industry. Alan has worked in the financial services sector for more than 30 years, including as President and Chief Executive Officer of Western Union, a subsidiary of First Data Corporation. He served as Chairman and CEO of Claim Services at Travelers Property Casualty Insurance. He headed consumer banking at Midlantic Bank (now PNC) and Chemical Bank (now JPMorgan Chase) with executive experience in consumer credit, technology, finance and operations. Mr. Silberstein serves as a director of Global Payments Inc., and of Capital Access Network, Inc. He also serves on numerous university-related advisory boards. He is a member of the Council on Foreign Relations and also of Business Executives for National Security. He holds a B.S. degree in engineering from Columbia University and an M.B.A. from Harvard Business School.

Lawrence E. Dwyer, Jr. has been a member of our board of directors since February 2003. Mr. Dwyer is the former President of The Westchester County Association Inc., having served from 1994 to 2003, and is active in local, state and national politics. The Westchester County Association is a member of the Business Council of New York State and its membership includes many Fortune 500 companies. Mr. Dwyer also presently serves on two regional task forces for New York Governor George Pataki. Mr. Dwyer has been the Chairman of the Westchester, Nassau & Suffolk Municipal Officials Association, New York State Ethics Advisory Board and presently serves on the board of directors of the Lubin School of Business at Pace University, The Westchester Land Trust, Westchester Business Accelerator, Transportation Management Organization, The Lyndhurst Council, The Westchester Housing Fund and Westchester Community College Foundation. Mr. Dwyer received an M.A. degree in education and an M.A. degree in administration from Teachers College, Columbia University.

William M. Mooney, Jr. has been a member of our board of directors since April 2003. Mr. Mooney is currently President of The Westchester County Association and also serves as a Senior Vice President at Independence Community Bank. Mr. Mooney has been involved in the banking sector in an executive capacity for more than 30 years. Prior to joining Independence Community Bank, he served for four years as an Executive Vice President and member of the management committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity. Mr. Mooney also spent 23 years at Chemical Bank and, following its merger with Chase Manhattan Bank, he was a Senior Vice President with responsibilities including oversight of all retail business. Mr. Mooney was the President of the Westchester Partnership for Economic Development. He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College. He has served on the board of trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters and the Hispanic Chamber of Commerce. Mr. Mooney received a B.A. degree in business administration from Manhattan College. He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia.

Richard G. Rosa has been our Senior Vice President and Chief Technology Officer since February 2003. He most recently served as the Senior Director of Technology for Scholastic Inc.’s Software and Internet Group from November 2000 to May 2002. Mr. Rosa was responsible for all website-related application development, networking and hosting infrastructure and operations. Mr. Rosa was previously Chief Technology Officer of BabyGear.com (a Bertelsmann venture capital investment), responsible for the technical integration of iBaby.com, as well as improving all facets of transaction processing and warehouse data management and fulfillment, from July to November 2000. Mr. Rosa was also Director of Online Operations at 1800Flowers.com, where he oversaw all phases of applications development, web hosting infrastructure and technical operations, from early 1999 to June 2000. Mr. Rosa has been involved with technology and Internet service businesses since February 1995, when he founded Netamorphasis Corp., a provider of application development and Internet-based infrastructure consulting services. Mr. Rosa received a B.A. degree from the City University of New York, Queens College.

Katherine A. Dering has been our Chief Financial Officer since April 2005 and our Treasurer and Secretary since July 2005. Ms. Dering was, from 1994 to March 2003, Senior Vice President and Chief Financial Officer of Provident Bank, where she provided financial and strategic leadership as part of the bank’s senior management team. Between April 2003 and April 2005, Ms. Dering was an independent financial consultant. Prior to 1994, Ms. Dering was Senior Vice President and Chief Financial Officer at Great Country Bank, Vice President and Divisional Controller at First American Bank of New York, and First Vice President, Accounting Operations of Dollar Dry Dock Bank. Ms. Dering received a B.A. degree from Le Moyne College, M.A. degrees from the State University of New York at Buffalo and Manhattanville College, and an M.B.A. from the University of Minnesota with a concentration in accounting and economics.

ITEM 10. Executive Compensation

Summary compensation table

Name and principal position	Year	Salary	Bonus	Other annual compensation	Restricted Stock Awards	Securities Underlying Options/SARs payouts	Long term incentive plan	All Other Compensation
James D. Burchetta Chief Executive Officer, President Co-Chairman of the Board (1)	2003	$222,000	$--	$--	--	--	$--	$--
	2004	$150,000	$--	$--	--	--	$--	$--
	2005	$224,787	$--	$--	--	--	$--	$--

Charles S. Brofman Co-Chairman of the Board	2003	$--	$--	$222,000	--	--	$--	$--
	2004	$--	$--	$--	--	--	$--	$--
	2005	$--	$--	$--	--	--	$--	$--

Katherine A. Dering Chief Financial Officer, Secretary, Treasurer	2003	$--	$--	$--	--	--	$--	$--
	2004	$--	$--	$--	--	--	$--	$--
	2005	$91,450	$--	$15,750	--	--	$--	$--

Richard A. Rosa Senior Vice President, Chief Technology Officer	2003	$31,250	$--	$--	--	--	$--	$--
	2004	$150,000	$--	$--	--	500,000	$--	$--
	2005	$193,271	$--	$--	--	--	$--	$--

Alan M. Silberstein director and former chief operating officer (2)	2003	$134,667	$--	$--	--	3,000,000	$--	$--
	2004	$112,500	$--	$--	--	--	$--	$--
	2005	$--	$--	$--	--	--	$--	$--

Lawrence E. Dwyer, Jr. director (3)	2003	$--	$--	$45,400	--	183.333	$--	$--
	2004	$--	$--	$1,677	--	--	$--	$--
	2005	$--	$--	$--	--	--	$--	$--

William M. Mooney, Jr. director	2003	$--	$--	$--	--	435,000	$--	$--
	2004	$--	$--	$--	--	--	$--	$--
	2005	$--	$--	$--	--	600,000	$--	$--

_________________
(1)
Mr. Burchetta has an employment agreement with us, but waived his compensation during the year ended December 31, 2003 and was not paid. In addition, under the terms of his amended employment agreement, no salary payments were made to Mr. Burchetta during the year ended December 31, 2004. We recorded compensation expense and a capital contribution during the year ended December 31, 2004, and in the first quarter of 2005, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary. Beginning April 1, 2005, Mr. Burchetta began to draw a salary. The agreement with Mr. Burchetta is described in Item 7 above in Note 10 to the financial statements.

(2)
Mr. Silberstein had an employment agreement with us, which terminated with his resignation in October 2004. Mr. Silberstein waived his compensation during the year ended December 31, 2003 and was not paid. Under the terms of his amended employment agreement, no salary payments were made to Mr. Silberstein during the year ended December 31, 2004. We recorded compensation expense and a capital contribution during the year ended December 31, 2004, representing an imputed compensation expense for the minimum base salary amount under the agreement with Mr. Silberstein, as if we had met the condition for paying his salary. The agreement with Mr. Silberstein is described in Item 7 above in Note 10 to the financial statements.

(3)
Mr. Dwyer had a consulting agreement with us, but waived his fees during the year ended December 31, 2003 and was not paid. The consulting agreement with Mr. Dwyer provided for a consulting fee of $4,000 per month. This agreement expired in January 2004 and was not renewed.

Option/SAR grants in the last fiscal year

During the year ended December 31, 2005 options to purchase 600,000 shares of stock were granted to Mr. Mooney.

The following table sets forth certain information regarding stock options exercised during 2004 by the named directors and executive officers and the number and value of options held by those directors and executive officers at December 31, 2005. The values of unexercised in-the-money stock options shown below are presented pursuant to SEC rules. There is no assurance that the values of unexercised in-the-money options shown below will be realized.

Aggregated option/SAR exercises in last fiscal year and fiscal year end option/SAR values

			Number of securities underlying unexercised options/SAR’s at fiscal year end		Value of unexercised in-the-money options/SAR’s at fiscal year end
Name	Shares acquired on exercise	Value realized	Exercisable	Unexercisable	Exercisable	Unexercisable
William M. Mooney, Jr.	--	$--	435,000	--	$348,000	--
Alan M. Silberstein	--	$--	3,000,000	--	$1,500,000	--
Lawrence E. Dwyer, Jr	--	$--	183,333	--	--	--
Richard S. Rosa	--	$--	500,000	--	--	--

Long-term incentive plans

We currently have no long-term incentive plans.

ITEM 11. Security ownership of certain beneficial owners and management

Item 9 above lists the beneficial ownership of the our common stock by all directors and executive officers and also notes the beneficial ownership of 9.6% of our common stock by Earle Zimmerman, a private investor. There are no other owners of more than 5% beneficial ownership of the our common stock.

ITEM 12. Certain relationships and related transactions

Transactions with related parties are also described in Item 7 above in Note 9 to the financial statements. There are no other transactions with related parties.

ITEM 13. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated February 20, 2003 and effective as of January 13, 2003, by and between Lombardia Acquisition Corp. (now Debt Resolve, Inc.) and each of Charles S. Brofman, James D. Burchetta and Michael S. Harris.(2)

3.1	Certificate of Incorporation.(1)
3.2	Certificate of Amendment of the Certificate of Incorporation.(7)
3.3	By-laws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Form of 7% Senior Convertible Promissory Note of Debt Resolve, Inc. for June 28, 2005 private placement.(5)
4.3	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for June 28, 2005 private placement.(5)
10.1	Form of Indemnity Agreement.(1)
10.2	Form of Employment Agreement with Executives of DebtResolve, Inc.(3)
10.3	Limited License Agreement, dated February 20, 2003, between DebtResolve, Inc. and James D. Burchetta and Charles S. Brofman.(3)
10.4	Amendment to Limited License Agreement, dated February 25, 2004, between Lombardia Acquisition Corp. (now Debt Resolve, Inc.) and James D. Burchetta and Charles S. Brofman.(4)
10.5	Amendments to Employment Agreements, dated February 25, 2004, between Lombardia Acquisition Corp. (now Debt Resolve, Inc.) and James D. Burchetta, Michael S. Harris and Alan M. Silberstein.(4)
10.6	Securities Purchase Agreement, dated as of June 28, 2005, among Debt Resolve, Inc. and each of the private placement subscribers.(5)
10.7	Registration Rights Agreement, dated as of June 28, 2005, among Debt Resolve, Inc. and each of the private placement subscribers.(5)
10.8	Form of investor lock-up agreement for June 28, 2005 private placement.(5)
10.9	Amended and Restated Limited License Agreement, dated as of June 27, 2005, by and among Debt Resolve, Inc., James D. Burchetta and Charles S. Brofman.(5)
10.10	Form of Licensing Agreement with Debt Resolve clients.(6)
10.11	2005 Incentive Compensation Plan of Debt Resolve, Inc.(6)
31.1	Certification required by Rule 13(a)-14(a).
32.1	Certification required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.
99.1	Certifications pursuant to Sec. 906
_________________

(1)	Incorporated herein by reference to Registration Statement on Form 10-SB (File No. 000-29525) of Lombardia Acquisition Corp., filed February 15, 2000.

(2)	Incorporated herein by reference to Current Report on Form 8-K, filed March 11, 2003.

(3)	Incorporated herein by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed August 14, 2003.

(4)	Incorporated herein by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 30, 2004.

(5)	Incorporated herein by reference to Current Report on Form 8-K, filed July 5, 2005.

(6)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-128749), filed September 30, 2005.

(7)	Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-128749), filed December 9, 2005.

(b) Reports on Form 8-K filed in the quarter ended December 31, 2005

None

ITEM 14. Principal accountant fees and services

Becher, Della Torre, Gitto & Company served as our independent auditors for the year ended December 31, 2004. As described in Item 8 above, effective June 20, 2005, we engaged Marcum & Kliegman LLP as our new independent auditors for the year ended December 31, 2005. The firm also performed a reaudit of the years ended 2003 and 2004.

Audit fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB. The aggregate amount of the audit fees billed by Marcum & Kliegman LLP was $220,000 in 2005, which includes $77,500 in fees related to the audit of financial statements included in the Company’s Registration Statement on Form SB-2. The aggregate amount of the audit fees billed by Becher, Della Torre, Gitto & Company was $36,805 in 2005 and $35,922 in 2004.

Audit related fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by our independent auditors in 2004 or 2005.

Tax fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. No tax fees were billed by Marcum & Kliegman LLP in 2005. The aggregate amount of the tax fees billed by Becher, Della Torre, Gitto & Company was $15,730 in 2005 and $5,735 in 2004.

All other fees

No other fees were billed by our independent auditors in 2005 and 2004.

Audit committee

The members of our audit committee are Messrs. Dwyer and Mooney. Our board of directors and audit committee approved the decision to change our independent auditors for the year ending December 31, 2005 and approved the services rendered and fees charged by our new independent auditors. The audit committee has reviewed and discussed our audited financial statements for the year ended December 31, 2005 with our management. In addition, the audit committee has discussed with Marcum & Kliegman LLP, our independent auditors, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). The audit committee also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of Marcum & Kliegman LLP with that firm.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2006

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

Signature	Title	Date

/s/ James D. Burchetta	Chief Executive Officer, President,	April 14, 2006
James D. Burchetta	Co-Chairman of the Board

/s/ Charles S. Brofman	Co-Chairman of the Board	April 14, 2006
Charles S. Brofman

/s/ Alan M. Silberstein	Director	April 14, 2006
Alan M. Silberstein

/s/ Lawrence E. Dwyer, Jr.	Director	April 14, 2006
Lawrence E. Dwyer, Jr.

/s/ William M. Mooney, Jr.	Director	April 14, 2006
William M. Mooney, Jr.