Form 10QSB
period 2006-03-31
DEBT RESOLVE INC
filed 2006-05-22
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.

(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2006, 29,703,900 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes☐ No ☒

DEBT RESOLVE, INC.
(A Development Stage Company)

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$2,417
Accounts receivable, net	23,725
Prepaid expenses	41,128
Total current assets	67,270

Fixed assets, net	142,533

Other assets:
Deferred financing costs	152,555
Deposits and other assets	93,605
Total other assets	246,160
Total assets	$455,963

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$861,871
Accrued expenses	223,317
Loans payable to stockholders	350,000
Loans payable - other	525,000
Convertible notes, net of deferred debt discount of $648,841	2,346,159
Total liabilities	4,306,347

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	-
Common stock, 50,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding	29,704
Additional paid-in capital	9,085,400
Deferred compensation	(131,744)
Deficit accumulated during the development stage	(12,833,744)
Total stockholders’ deficiency	(3,850,384)
Total liabilities and stockholders’ deficiency	$455,963

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative from Inception (April 21, 1997) to March 31,
	2005	2006	2006

Revenues	$1,661	$27,264	$53,650

Costs and expenses:
Payroll and related expenses	242,476	616,462	3,782,211
General and administrative expenses (1)	624,348	570,297	5,160,330
Waived royalty fees - related parties	--	--	600,000
Research and development expenses	--	--	499,323
Depreciation and amortization expenses	7,470	13,618	104,590

Total expenses	874,294	1,200,377	10,146,454

Loss from operations	(872,633)	(1,173,113)	(10,092,804)

Other income (expense):
Terminated offering costs	--	--	(736,037)
Net interest income (expense)	14	(75,817)	(179,771)
Amortization of deferred debt discount	--	(520,135)	(1,599,087)
Amortization of deferred financing costs	--	(81,830)	(230,045)
Other income	--	1,500	4,000

Total other income (expense)	14	(676,282)	(2,740,940)

Net loss	$(872,619)	$(1,849,395)	$(12,833,744)

Per share data:
Basic and diluted net loss per common share	$(0.03)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	29,549,794	29,703,900

(1)	Stock based compensation totaled $427,812 and $56,406 in the three months ended March 31, 2005 and 2006, respectively, and $2,030,004 since inception.

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative from Inception (April 21, 1997) to March 31,
	2005	2006	2006
Cash flows from operating activities:
Net loss	$(872,619)	$(1,849,395)	$(12,833,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	427,812	56,406	2,030,004
Waived and imputed compensation, royalty and consulting fees	75,000	--	1,983,809
Amortization of deferred debt discount	--	520,135	1,599,088
Amortization of deferred financing costs	--	81,830	230,045
Terminated offering costs	--	--	736,037
Depreciation and amortization	7,470	13,618	104,590
Loss on disposal of fixed assets	--	--	14,954
Changes in operating assets & liabilities
Accounts receivable	(1,661)	(16,759)	(23,725)
Prepaid expenses	1,884	45,877	2,412
Deposits and other assets	--	--	(93,605)
Accounts payable	172,128	241,216	861,870
Accrued expenses	(1,000)	104,082	307,316
Net cash used in operating activities	(190,986)	(802,990)	(5,080,949)

Cash flows from investing activities:
Purchases of fixed assets	--	(4,169)	(262,075)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	--	300,000	2,995,000
Proceeds from issuance of common stock	224,900	--	2,432,574
Proceeds from loans-other	--	525,000	525,000
Proceeds from stockholders’ loans	25,000	--	510,000
Repayments of stockholders’ loans	--	--	(60,000)
Stock offering costs	(107,389)	--	(823,783)
Reimbursement of stock offering costs	25,000	--	25,000
Deferred financing costs	--	(39,000)	(258,350)
Net cash provided by financing activities	167,511	786,000	5,345,441

Net (decrease) increase in cash	(23,475)	(21,159)	2,417

Cash at beginning of period	34,747	23,576	--

Cash at end of period	$11,272	$2,417	$2,417

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$--	$--	$100,000
Issuance of common stock for accrued compensation	$--	$--	$84,000
Issuance of warrants for deferred financing fees	$--	$--	$109,414
Capital contribution from waived royalty fees	$--		$$600,000
Capital contribution from waived and imputed compensation	$75,000	$--	$1,383,809

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Unaudited)

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

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. By the end of March 2006, the Company had thirteen clients under contract, seven of which were operational, however the Company has not earned, nor did it expect to generate, significant revenues from these clients during the initial start-up periods.

NOTE 2. GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern and management plans

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2006, the Company had incurred an accumulated deficit of $12,833,744. The Company has still not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations for the next twelve months.

During the year ended December 31, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. In separate financing transactions in April 2005 and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000. (See Note 5). The notes from the April 2005 financing transaction matured on April 21, 2006. However all existing April 2005 bridge note holders have agreed to extend their notes to October 31, 2006. In addition, in compliance with the requirements of the June/September 2005 bridge note documents, a majority of these note holders have approved the April 2006 Private Placement and have agreed to extend their notes to October 31, 2006.

On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”). The Company withdrew that registration statement on February 10, 2006.

During the three months ended March 31, 2006, the Company raised $525,000 through the issuance of short term notes with an interest rate of 2-1/2% per month, and with original maturities from April 30, 2006 to May 17, 2006. Subsequent to March 31, 2006, an investor holding $100,000 of these notes has extended the note’s maturity date to June 30, 2006, investors holding $125,000 of these notes have extended their respective maturity dates to April 17, 2007 and all of these investors have expressed their intention for these notes to be converted to the April 2006 Private Placement.  (See Note 5). The remaining notes are past due and are considered to be in default. The Company is currently in negotiations with the remaining note holders to extend their terms.

On January 20, 2006, the Company entered into an agreement with an investment banking firm, Capital Growth Financial, LLC (“CGF”), whereby CGF agreed to serve as placement agent for a private financing consisting of the issuance of the Company’s senior convertible promissory notes. As of March 31, 2006, the Company had raised $300,000 under this offering (“the March 2006 Private Placement”) (See Note 5). The Company is currently in negotiation with the March 2006 Private Placement investors to modify the terms of their notes to conform to the terms of the April Private Placement Supplement, dated April 20, 2006 (“the April 2006 Private Placement”).  Also subsequent to March 31, 2006, the Company has raised approximately $840,000 under the April 2006 Private Placement. (See Notes 5 and 9a). There is no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company still has not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 10, 2006, the Company entered into a non-binding letter of intent with a privately held collection agency to explore the possibility of purchasing this company. The Company has not entered into any definitive agreements to purchase this collection agency as a result of this letter of intent, but is exploring the possibility of doing so. (See Note 4).

Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed on April 14, 2006.

Prior period adjustments/restatement

Effective August 16, 2005, the Company corrected two errors, (1) relating to stock based compensation expense for options granted to consultants and advisory board members for which the Company did not record a compensation charge during fiscal 2003 and 2004 and the three months ended March 31, 2005, and (2) relating to reimbursement for deferred offering costs which had been improperly credited against general and administrative expenses rather than additional paid in capital.  In addition, the Company made a number of reclassifications within the various statements. The Company subsequently corrected the methodology it used to calculate the value of non-employee options to include a volatility figure derived from an index of comparable companies in accordance with SFAS No. 123. Amounts reflected herein for the three months ended March 31, 2005 represent the restated quarterly financial information included in the Form 10-KSB/A which was filed with the SEC on April 14, 2006.

Reclassifications

Certain amounts in the financial statements for the three months ended March 31, 2005 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three months ended March 31, 2006.

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

Revenue recognition

The Company earned revenue during 2006 and since inception from several collection agencies and lenders that implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent on the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

Stock-based compensation

Prior to January 1, 2006, stock options issued under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost was reflected in the net loss for prior periods, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, required the disclosure of the effect on net loss and loss per share had the Company applied the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Since there is no public market for the Company’s stock, the Company did not consider volatility in estimating the value of each option; the Company followed the minimum value method. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. The estimated minimum value of the options granted is amortized on a proforma basis over the option vesting periods. The Company accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company has adopted the modified prospective transition method and therefore, has not restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the three months ended March 31, 2006 on net loss or basic and diluted net loss per share, as all previously granted options vested prior to adoption and there were no new issuances during the period. The fair value of each option granted to employees and non-employees will be estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted will be recognized as an expense over the requisite service period of the award, which is generally the option vesting period.

The following table illustrates the pro forma effects on net loss and net loss per common share for the three months ended March 31, 2005 and the period from inception (April 21, 1997 to March 31, 2006) as if the Company had implemented FASB Statement No. 123 and recorded an expense for stock-based compensation issued to employees.

	Three months ended March 31, 2005	Cumulative from inception (April 21, 1997) to March 31, 2006
Net loss - as reported	$(872,619)	$(12,833,744)
Deduct: Stock based employee compensation expense determined under minimum-value based methods for all awards	1,356	589,220
Net loss - pro forma	$(873,975)	$(13,422,964)
Basic and diluted net loss per common share - as reported	$(0.03)
Basic and diluted net loss per common share - pro forma	$(0.03)
Basic and diluted weighted average number of common shares outstanding	29,549,794

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible debentures of 8,533,333, 4,506,588 and 7,242,078, respectively at March 31, 2006 and 7,533,333, 1,000,000 and -0-, respectively at March 31, 2005, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. Potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 3) and options relating to the anti dilution provision (see Note 3).

NOTE 3. LETTER OF INTENT AND REGISTRATION STATEMENT ON FORM SB-2:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On January 20, 2006, the Company entered into an agreement with a second investment banking firm to be placement agent for a private debt financing. Subsequent to that date, this second firm has also indicated its intention to be co-underwriter for a potential initial public offering (“IPO”). The Company has not entered into any definitive agreements to raise capital in the public equity markets as a result of these agreements, but is exploring the possibility of doing so. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 and on December 9, 2005 filed Amendment No. 1 to the Registration Statement on Form SB-2/A with the Securities and Exchange Commission. On February 10, 2006, the Company withdrew the Registration Statement on Form SB-2. Management of the Company has indicated that it intends to file a new registration statement at a future date that has not yet been determined. However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets.

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

Also in connection with this potential public offering, as well as in connection with a licensing agreement, the Co-Chairmen of the Company will be issued options sufficient to bring their ownership to a combined 29.2% of the total number of outstanding shares of common stock on a fully diluted basis as of the closing of a potential public offering, assuming the exercise of such options.

NOTE 4. LETTER OF INTENT- POTENTIAL ACQUISITION:

On March 10, 2006, the Company entered into a non-binding letter of intent with a privately held collection agency to explore the possibility purchasing this company. The tentative terms of the potential acquisition would include a purchase price of $13 million, with $10 million payable at the time of an IPO and the remaining $3 million to be paid with a note, payable at 12% interest with amortization of $500,000 every six months. The Company has not entered into any definitive agreements to purchase this collection agency as a result of this letter of intent, but is exploring the possibility of doing so.

NOTE 5. CONVERTIBLE NOTES:

In April 2005, in a private financing that involved the issuance of 7% senior convertible promissory notes due one year from the date of issuance, the Company received proceeds of $800,000, initially convertible into 1,882,352 shares of common stock. The notes from the April 2005 financing transaction matured on April 21, 2006. However all existing April 2005 bridge note holders have agreed to extend their notes to October 31, 2006. The notes contain a provision that in the event the Company raises $4 million in equity financing, or debt financing convertible to equity, the holders of these notes will receive shares based on 115% of the balance of these notes, and the notes will be convertible into 2,164,706 shares of common stock.

In June 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible into 2,941,176 shares of common stock. In September 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $645,000, due one year from the date of issuance, initially convertible into 1,517,649 shares of common stock. In compliance with the requirements of the June/September 2005 bridge note documents, a majority of these note holders have approved the April 2006 Private Placement and have agreed to extend their notes to October 31, 2006.

On March 15, 2006 the Company initiated the March 2006 Private Placement involving the issuance of 12% convertible promissory notes due one year from the date of issuance. As of March 31, 2006, the Company had raised $300,000 under this offering. These notes are convertible at any time at the option of the holder into shares of common stock at a price of $0.33 per share. If the Company raises the maximum $3,500,000 contemplated by this private financing (not including the $1,000,000 over allotment option), an aggregate of approximately 1,050,000 shares of common stock will be issuable, upon the consummation of a potential public offering, at a conversion ratio equal to 66.67% of an assumed initial public offering price of $5.00 per share. The Company is currently in negotiation with the March 2006 Private Placement investors to modify the terms of their notes to conform to the terms of the April Private Placement Supplement, dated April 20, 2006 (“the April 2006 Private Placement”).  (See Note 9a).

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price is expected to be less than the initial public offering price. The Company recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the April, June and September 2005 notes and related investor warrants in the amount of $2,097,478, using the fair value method. In addition, the Company has recorded a beneficial conversion feature in connection with the value of the March 2006 notes in the amount of $150,451. These amounts are being amortized over the life of the respective notes. During the three months ended March 31, 2006, the Company recorded amortization of the beneficial conversion feature and debt discount in the amount of $520,135. Per the terms of the note agreements, the Company shall use its best efforts to register the underlying common stock and warrants in conjunction with a potential future IPO. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” there are no factors that would prohibit equity classification relating to the embedded conversion option or the warrants.

The Company incurred costs in conjunction with the April, June and September 2005 notes and the March 2006 Private Placement. Total cash fees associated with the April, June and September 2005 notes were $219,350. In addition, the placement agent was issued warrants to purchase 336,000 shares of common stock valued at $109,414. Total cash fees associated with the March 2006 notes were $39,000. In addition, the Company accrued an expense of $14,836 for the value of placement agent warrants issued in connection with this financing. The total of fees and the value of the warrants have been recorded as deferred financing costs and are being amortized over the life of the notes. Amortization of deferred financing costs totaled $81,830 for the three months ended March 31, 2006 and $230,045 since inception.

NOTE 6.  LOANS PAYABLE - OTHER:

In order to provide for certain cash requirements, the Company borrowed $525,000 in the first quarter of 2006 from new investors and existing noteholders of the Company, at an interest rate of 2 1/2% per month, with maturity dates from April 30, 2006 to May 17, 2006. Subsequent to March 31, 2006, an investor holding $100,000 of these notes has extended the note’s maturity date to June 30, 2006, investors holding $125,000 of these notes have extended their respective maturity dates to April 17, 2007 and all of these investors have expressed their intention for these notes to be converted to the April 2006 Private Placement.  (See Note 5). The remaining notes are past due and considered to be in default. The Company is currently in negotiations with the remaining note holders to extend their terms.

NOTE 7. STOCKHOLDERS’ DEFICIENCY:

During the three months ended March 31, 2006, the Company recorded compensation expense of $56,406 representing the amortized amount of the fair value of options granted to advisory board members in 2003, 2004 and 2005.

NOTE 8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 9. SUBSEQUENT EVENTS:

a. Convertible Note Offering Supplement

On April 20, 2006, the Company initiated the April 2006 Private Placement involving the issuance of 15% Convertible Promissory notes due April 30, 2007 or upon closing of a potential IPO. If the Company raises the maximum $3,000,000 contemplated by this private financing (not including the $1,000,000 over allotment option), an aggregate of approximately 428,571 shares of common stock will be issuable, assuming a 1-for10 reverse stock split, upon the consummation of a potential public offering, of 50% of the note balance at a conversion ratio equal to 70% of an assumed initial public offering price of $5.00 per share. In addition, for each dollar invested each investor is to be issued three, three-year warrants to purchase shares of the Company’s stock at $0.01 per share. Warrants to purchase up to 9,000,000 shares of the Company’s stock may be issued in this offering (not including warrants which may be issued for the over-allotment option). CGF acted as the placement agent in the March 2006 Private Placement and the April 2006 Private Placement. CGF is entitled to cash fees of 13% of the gross proceeds raised and common stock warrants to purchase such number of shares as equals 10% of the equity underlying the notes. Subsequent to March 31, 2006, the Company has raised an additional $840,000 under this offering.

b.  Anti dilution provisions

As a result of the exercise price of the March 2006 Private Placement and the April 2006 Private Placement, the anti-dilution provisions in the Company’s 7% convertible bridge offerings in April, June and September of 2005 will require that the Company reduce the conversion price of the earlier convertible note offerings to a price lower than the $4.25 originally specified. The exercise price of the warrants associated with those earlier notes will also be reduced.

c.  Authorized shares and reverse stock split

On April 27, 2006, the Company’s board of directors and holders of a majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares.  This amendment will become effective upon filing with the Delaware Secretary of State following compliance with applicable filing and stockholder notification requirements pursuant to Delaware law and the Securities Exchange Act of 1934.  Also on April 27, 2006, the Company’s board of directors and holders of a majority of the Company’s outstanding shares of common stock approved a reverse stock split, which would become effective prior to the closing of a potential initial public offering (“IPO”).

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is a development stage company. Since its inception, the Company has devoted substantially all of its efforts to planning, research and development activities, and raising capital. In February 2004, the Company implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, the Company implemented its system with its second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. At March 31, 2006, the Company had thirteen clients under contract, seven of which were operational.

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

The Company’s revenues to date have been insignificant. The Company has financed its activities to date through its management’s contributions of cash, the proceeds from sales of its common stock in private placement financings and the proceeds of debt offerings.

The Company’s preliminary contracts provide that it will earn revenue based on a percentage of the amount of debt collected from accounts submitted on its DebtResolve system. Revenue is earned and recognized when the settlement amount of debt is collected by its client. While the percent of debt collected will continue to be one revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Most contracts currently in process base revenue on a monthly licensing fee per account with a small transaction fee on settlement.

Liquidity and Capital Resources

The Company’s financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had $2,417 in cash at March 31, 2006. The Company’s working capital is not sufficient to fund its plan of operations for the next twelve months. The Company has entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention. On February 10, 2006 the Company withdrew that filing. Although the Company intends to refile, there can be no assurance that it will be able to raise sufficient additional capital as needed to execute its business plan. In order to provide for certain cash requirements, the Company borrowed $525,000 in the first quarter of 2006 from new investors and existing noteholders of the Company, with an interest rate of 2-1/2% per month, with maturity dates from April 30, 2006 to May 17, 2006. Subsequent to March 31, 2006, an investor holding $100,000 of these notes has extended the note’s maturity date to June 30, 2006, investors holding $125,000 of these notes have extended their respective maturity dates to April 17, 2007 and all of these investors have expressed their intention for these notes to be converted to the April 2006 Private Placement. The remaining notes are past due and are considered to be in default. The Company is currently in negotiations with the remaining note holders to extend their terms.

On January 20, 2006, the Company entered into an agreement with an investment banking firm, Capital Growth Financial, LLC (“CGF”), whereby CGF agreed to serve as placement agent for a private financing consisting of the issuance of the Company’s senior convertible promissory notes. As of March 31, 2006, the Company had raised $300,000 under this offering (“the March 2006 Private Placement”). The Company is currently in negotiation with the March 2006 Private Placement investors to modify the terms of their notes to conform to the terms of the April Private Placement Supplement, dated April 20, 2006 (“the April 2006 Private Placement”).  The April 2006 Private Placement involves the issuance of 15% convertible promissory notes due April 30, 2007, or upon closing of a potential IPO. Subsequent to March 31, 2006, the Company has raised approximately $840,000 under the April 2006 Private Placement. If the Company raises the maximum $3,000,000 contemplated by the April 2006 Private Placement (not including the $1,000,000 over allotment option), an aggregate of approximately 428,571 shares of common stock will be issuable, assuming a 1-for-10 reverse stock split, upon the consummation of a potential public offering, of 50% of the note balance at a conversion ratio equal to 70% of an assumed initial public offering price of $5.00 per share. In addition, for each dollar invested each investor is to be issued three, three-year warrants to purchase shares of the Company’s stock at $0.01 per share. Warrants to purchase up to 9,000,000 shares of the Company’s stock may be issued in this offering, (not including warrants which may be issued for the over-allotment option). CGF acted as the placement agent in the March 2006 Private Placement and the April 2006 Private Placement and CGF is entitled to cash fees of 13% of the gross proceeds raised and common stock warrants to purchase such number of shares as equals 10% of the equity underlying the notes.

There can be no assurance that the company’s private placements will be successful. If the Company is unable to raise sufficient additional capital, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Revenues

Revenue totaled $27,264 and $1,661 for the three months ended March 31, 2006 and 2005, respectively. The Company earned revenue during the three months ended March 31, 2006 from collection agencies, a lender and a bank that implemented the Company’s online system. Revenue in 2006 was earned partly through licensing fees, some start-up fees and also based on a percentage of the amount of debt collected from accounts placed on the Company’s online system. Revenue in 2005 was based solely on a percentage of the amount of debt collected from accounts placed on the Company’s online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $616,462 for the three months ended March 31, 2006, an increase of $373,986 over payroll and related expenses of $242,476 for the three months ended March 31, 2005, due primarily to an increase in staffing, net of a reduction in imputed salary expense, due to a change in the employment agreement with a key executive of the Company. For the three months ended March 31, 2005, the imputed salary expenses were $112,500 for the minimum base salary amounts under the employment agreements with the Chief Executive Officer and the General Counsel. No salary payments were made to these executives during the three months ended March 31, 2005, and the Company recorded their imputed compensation as a capital contribution. In 2006, the Chief Executive Officer’s salary was paid and /or accrued. The General Counsel is no longer with the Company. The increase in staffing in 2006 compared to 2005 includes a Chief Financial Officer, a sales staff, additional programmers and client services staff, to accommodate the Company’s possible business growth. In addition, 2006 expenses include higher social security taxes, relocation costs, 401(k) match expense and higher health insurance costs, associated with increased staffing levels.

General and administrative expenses. General and administrative expenses including stock-based compensation totaled $570,297 for the three months ended March 31, 2006, a decrease of $54,051 compared to general and administrative expenses of $624,348 for the three months ended March 31, 2005. The decrease in 2006 compared to 2005 is due primarily to the decrease in non-cash stock based compensation expense, which was $56,406 for the three months ended March 31, 2006, a decrease of $371,406 compared to such expenses of $427,812 during the three months ended March 31, 2005. The impact of this decrease was largely offset by higher expenses in most other general and administrative categories including legal expense of $141,973 for the three months ended March 31, 2006, which was $131,922 higher than legal fees of $10,051 for the three months ended March 31, 2005; travel related expense of $74,343 for the three months ended March 31, 2006, which was $55,655 higher than travel related expenses of $18,688 for the three months ended March 31, 2005 due to a larger sales force; occupancy costs of $36,089 for the three months ended March 31, 2006, which was $19,308 higher than occupancy costs of $16,781 for the three months ended March 31, 2005 due to the move to a new office; telecommunication expenses of $70,932 for the three months ended March 31, 2006, which was $10,786 higher than telecommunication expense of $60,146 for the three months ended March 31, 2005; and audit and accounting fees, which increased to $86,125 for the three months ended March 31, 2006, up $50,661 from $35,464 of such fees for the three months ended March 31, 2005. Other expenses also increased by approximately $48,000.

Interest Income (expense). Interest expenses totaled $75,817 for the three months ended March 31, 2006, compared to interest income of $14 for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 includes interest accrued on the Company’s 7% convertible notes and 12% convertible notes, as well as interest accrued on $875,000 in other short term notes.

Amortization of deferred debt discount. Amortization expense of $520,135 was incurred for the three months ended March 31, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with the Company’s convertible note offerings.

Amortization of deferred financing costs. Amortization expense of $81,830 was incurred for the three months ended March 31, 2006 for the amortization of deferred financing costs associated with the Company’s convertible note offerings.

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. As of March 31, 2006, we had incurred an accumulated deficit of $12,833,744 and our working capital was not sufficient to fund our plan of operations for the next twelve months. In separate financing transactions in April 2005 and June/September of 2005, we received proceeds from the issuance of our 7% convertible promissory notes in the total aggregate principal amount of $2,695,000. The notes from the April 2005 financing transaction matured on April 21, 2006. However, all existing April 2005 bridge note holders have agreed to extend their notes to October 31, 2006. In addition, in compliance with the requirements of the June/September 2005 bridge note documents, a majority of these note holders have approved the April 2006 Private Placement and have agreed to extend their notes to October 31, 2006.

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

During the three months ended March 31, 2006, we raised $525,000 through the issuance of short term notes with an interest rate of 2-1/2% per month, and with original maturities from April 30, 2006 to May 17, 2006. Subsequent to March 31, 2006, an investor holding $100,000 of these notes has extended the note’s maturity date to June 30, 2006, investors holding $125,000 of these notes have extended their respective maturity dates to April 17, 2007 and all of these investors have expressed their intention for these notes to be converted to the April 2006 Private Placement. The remaining notes are past due and are considered to be in default. We are currently in negotiations with the remaining note holders to extend their terms.

From November 2005 through March 2006, we have raised $1,225,000 through this and other private debt offerings, of which $400,000 was raised from existing stockholders. However, we cannot assure you that we will be able to raise sufficient additional capital as needed to execute our business plan. We still have not recorded any significant revenue, and our working capital is not sufficient to fund our plan of operations for the next twelve months.

On January 20, 2006, we entered into an agreement with CGF, whereby CGF agreed to serve as our placement agent for a private financing consisting of the issuance of senior convertible promissory notes. As of March 31, 2006, we have raised $300,000 under this offering. The Company is currently in negotiation with the March 2006 Private Placement investors to modify the terms of their notes to conform to the terms of the April Private Placement Supplement, dated April 20, 2006 (“the April 2006 Private Placement”).  If the Company raises the maximum $3,000,000 contemplated by the April private financing (not including the $1,000,000 over allotment option), an aggregate of approximately 428,571 shares of common stock will be issuable, assuming a 1-for-10 reverse stock split, upon the consummation of a potential public offering, of 50% of the note balance at a conversion ratio equal to 70% of an assumed initial public offering price of $5.00 per share. In addition, for each dollar invested each investor is to be issued three, three-year warrants to purchase shares of the Company’s stock at $0.01 per share. Warrants to purchase up to 9,000,000 shares of the Company’s stock may be issued in this offering, (not including warrants which may be issued for the over-allotment option). CGF acted as the placement agent in the March 2006 Private Placement and the April 2006 Private Placement and CGF is entitled to cash fees of 13% of the gross proceeds raised and common stock warrants to purchase such number of shares as equals 10% of the equity underlying the notes. Also subsequent to March 31, 2006, the Company has raised approximately $840,000 under the April 2006 Private Placement.

If our private financing is unsuccessful, and if we are unable to raise sufficient additional capital, we will have to develop and implement a plan to extend payables and eliminate staff and overhead until sufficient additional capital is raised to support further operations. We cannot assure you that such a plan will be successful. These factors continue to raise substantial doubt about our ability to continue as a going concern.

Imputed salary expense

Under the terms of employment agreements we have had with our Co-Chairman and Chief Executive Officer and with our Executive Vice President, General Counsel and Secretary during the three months ended March 31, 2005, we did not pay these officers a salary, due to certain conditions as specified in the agreements. We recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if we had met the condition for paying their salaries. During the three months ended March 31, 2006, the terms of these employment agreements had changed. Beginning April 1, 2005, the Co-Chairman and Chief Executive Officer began to draw a salary. The Executive Vice President, General Counsel and Secretary left our employ effective June 30, 2005.

Research and development

We follow the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of our online software product prior to establishing technological feasibility. In January 2004, we substantially completed the development of and began marketing our online product. In our management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, including the three months ended March 31, 2005 and 2006, costs incurred in connection with the operation, maintenance, modification, and customization of our product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Stock-based compensation

Prior to January 1, 2006, stock options issued under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost was reflected in the net loss for prior periods, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, required the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for our stock, we did not consider volatility in estimating the value of each option granted to employees; we followed the minimum value method. The estimated minimum value of the options granted is amortized on a proforma basis over the option vesting periods. The Company accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. We have adopted the modified prospective transition method and therefore, havenot restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the three months ended March 31, 2006 on net loss or basic and diluted net loss per share, as all previously granted options have vested prior to adoption and there were no new issuances during the period. The fair value of each option granted to employees and non-employees will be estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted will be recognized as an expense over the requisite service period of the award, which is generally the option vesting period. The fair value of each option granted will be estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 96.7%, risk-free interest rates for individual options in accordance with the accounting pronouncement and will expense that fair value over the vesting period of the options. Since there is no public market for our stock, we use a volatility measure based on an average volatility of the stock of five comparable companies during their first five years as a publicly traded company in estimating the value of each option.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on the Company’s beliefs as well as assumptions and information currently available to it. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” “potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning the Company’s recent research and development activities; the risks and uncertainties concerning acceptance of its services and products, if and when fully developed, by its potential customers; its present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning the Company’s dependence on its key executives; the risks and uncertainties concerning technological changes and the competition for its services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

As of the conclusion of the three months ended March 31, 2006, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”). This evaluation (the “controls evaluation”) was done under the supervision and participation of the Company’s management, including its Chief Executive Officer (the “CEO”), who is the Company’s principal executive officer, and its Chief Financial Officer (the “CFO”), who is the Company’s principal financial officer. Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls based on and as of the date of the controls evaluation.

Disclosure controls and procedures

Disclosure controls means controls and other procedures of the Company’s that are designed with the objective of ensuring that information required to be disclosed in its reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to its management, including, without limitation, our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations as of the conclusion of the three months ended March 31, 2006, the CEO and CFO concluded that the Company’s disclosure controls were not effective at the “reasonable assurance” level. The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Management, including the CEO and CFO, does not expect that our disclosure controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The CEO’s and CFO’s evaluation of the Company’s disclosure controls included a review of the controls’ objective and design, the controls’ implementation and the effect of the controls on the information generated for use in this periodic SEC report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor disclosure controls and to make modifications as necessary. In this regard, the Company’s intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

Internal control over financial reporting

Effective internal controls are necessary to provide reliable financial reports and effectively prevent fraud. The Company maintains a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, the principal executive officer and principal financial officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
The Company maintains accounting records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets. The Company has also established policies and procedures, including access controls, to provide reasonable assurance that transactions are recorded only as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors. Access to the Company’s assets is permitted only in accordance with management’s general or specific authorization. In addition, the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

The Company independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to errors related primarily to the accounting for stock options granted to consultants and advisory board members in lieu of compensation, which resulted in financial reports that were restated for prior periods. The combination of an absence of an adequate review and approval process, combined with the reporting errors, were sufficient to be deemed a material weakness. The adjustments related to these matters have been made by the Company in connection with the restatement of the audited financial statements for the years ended December 31, 2004 and 2003. Subsequently, during the year ended December 31, 2005, the Company further determined that it had improperly calculated and disclosed the expense of options granted to non-employees. It had used the minimum value method instead of the fair value method. Accordingly, it filed, on March 30, 2006, an amended report on Form 10-KSB/A No. 2 for the year ended December 31, 2004 to report the corrected expense of these options for the years ended December 31, 2004 and 2003. In addition, this report includes amended data for the first three quarterly periods of the year ended December 31, 2005. Although management has demonstrated certain improvements in controls over the preparation of the Company’s financial reports, as described above, these reported conditions and material weaknesses still exist, as the accounting staff remains small and does not include the professional expertise to stay abreast of new accounting pronouncements. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

The Company believes it has begun to make changes in its internal control procedures that have improved those controls and related material weakness. Specifically, experienced accounting staff was hired, and the Company has enlisted the services of an experienced accounting consultant to assist with financial reporting issues. The Company has also begun to document and apply transactional and periodic controls procedures, including periodic closing checklists and sign-offs, permitting a better review and approval process and improved quality of accounting reports. It has also begun to perform research and analysis of the controls over expenditures and revenue recognition. Based on procedures already in place and the fact that, except for the items noted below, no other material errors or irregularities were noted during repeated reviews, the Company’s audit committee has expressed its belief that there have been no irregularities in the company’s financial reporting or in the protection of its assets.

Management believes that the reportable conditions noted above stem from its operational growth. Beginning during the summer of 2005, management committed to working with the audit committee to develop improved internal controls, including hiring additional accounting staff and documenting written accounting control procedures. It has also begun to prepare to meet the more rigid requirements of Section 404 of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition. Going forward, management anticipates that the changes already begun, as well as other planned improvements, will correct any material issues. Recently, it has begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. Management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, management believes that its financial statements for the three months ended March 31, 2005 and 2006, fairly present, in all material respects, its financial condition and results of operations.

Commencing the year ending December 31, 2007, the Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by the independent registered public accounting firm addressing these assessments. The Company’s accounting staff is small, and although it recently begun to augment our internal controls procedures and expand its accounting staff, there is no guarantee that this effort will be adequate. During the course of its testing, management may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in the Company’s reported financial information.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Dated: May 22, 2006

DEBT RESOLVE, INC.
By: /s/ JAMES D. BURCHETTA
James D. Burchetta Co-Chairman and Chief Executive Officer (principal executive officer)

By: /s/ KATHERINE A. DERING
Katherine A. Dering Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)