Form 10QSB
period 2006-06-30
DEBT RESOLVE INC
filed 2006-08-18
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.

(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
[Missing Graphic Reference]
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

As of August 10, 2006, 29,703,900 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes☐ No ☒

DEBT RESOLVE, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page
PART I. Financial Information

Item 1. Condensed Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2006	3

Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2006 and Cumulative from Inception (April 21, 1997) to June 30, 2006	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2006 and Cumulative from Inception (April 21, 1997) to June 30, 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	22

PART II. Other Information

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

Certifications	26

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2006

ASSETS

Current assets:
Cash	$ 647,346
Accounts receivable, net	28,106
Prepaid expenses	22,796
Total current assets	698,248

Fixed assets, net	128,684

Other assets:
Deferred offering costs	23,513
Deferred financing costs	525,733
Deposits and other assets	93,605
Total other assets	642,851
Total assets	$ 1,469,783

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$ 678,166
Accrued expenses	271,576
Convertible notes, net of deferred debt discount of $2,432,007	2,944,755
Notes payable, net of deferred debt discount of $401,961	398,039
Total current liabilities	4,292,536

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	-
Common stock, 100,000,000 shares authorized, $.001 par value, 29,703,900 shares issued and outstanding (See Note 2)	29,704
Additional paid-in capital	11,752,927
Deferred compensation	(75,338)
Deficit accumulated during the development stage	(14,530,046)
Total stockholders’ deficiency	(2,822,753)
Total liabilities and stockholders’ deficiency	$ 1,469,783

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from Inception (April 21, 1997) to June 30,
	2005	2006	2005	2006	2006

Revenues	$866	$27,026	$2,527	$54,290	$80,676

Costs and expenses:
Payroll and related expenses	294,651	585,277	537,127	1,201,739	4,367,488
General and administrative expenses (1)	292,110	546,916	916,459	1,117,213	5,707,246
Waived royalty fees - related parties	--	--	--	--	600,000
Research and development expenses	--	--	--	--	499,323
Depreciation and amortization expenses	7,469	13,849	14,939	27,467	118,439

Total expenses	594,230	1,146,042	1,468,525	2,346,419	11,292,496

Loss from operations	(593,364)	(1,119,016)	(1,465,998)	(2,292,129)	(11,211,820)

Other income (expense):
Terminated offering costs	--	--	--	--	(736,037)
Net interest expense	(28,693)	(143,246)	(28,679)	(219,063)	(323,016)
Amortization of deferred debt discount	(117,540)	(388,999)	(117,540)	(898,134)	(1,977,087)
Amortization of deferred financing costs	(995)	(57,541)	(995)	(139,371)	(287,586)
Other income	--	1,500	--	3,000	5,500

Total other expense	(147,228)	(577,286)	(147,214)	(1,253,568)	(3,318,226)

Net loss	$(740,592)	$(1,696,302)	$(1,613,212)	$(3,545,697)	$(14,530,046)

Per share data:
Basic and diluted net loss per common share (See Note 2)	$(0.02)	$(0.05)	$(0.05)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	29,703,900	30,975,954	29,627,273	30,343,441

(1) Stock based compensation totaled $70,360 and $56,406 in the three months ended June 30, 2005 and 2006 and $498,172 and $112,812 in the six months ended June 30, 2005 and 2006, respectively, and $2,086,410 since inception.

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Cumulative from Inception (April 21, 1997) to June 30,
	2005	2006	2006
Cash flows from operating activities:
Net loss	$(1,613,212)	$(3,545,697)	$(14,530,046)
Adjustments to reconcile net loss to net cash used in operating activities:

Non cash stock based compensation	498,172	112,812	2,086,410
Waived and imputed compensation, royalty and consulting fees	112,500	--	1,983,809
Amortization of deferred debt discount	117,540	898,134	1,977,087
Amortization of deferred financing costs	995	139,371	287,586
Terminated offering costs	--	--	736,037
Depreciation and amortization	14,939	27,467	118,439
Loss on disposal of fixed assets	--	--	14,954
Changes in operating assets & liabilities:
Accounts receivable	45	(21,140)	(28,106)
Prepaid expenses	3,291	64,209	20,744
Deposits and other assets	(119,800)	--	(93,605)
Accounts payable	(29,448)	106,711	727,365
Accrued expenses	35,244	230,153	433,387
Net cash used in operating activities	(979,734)	(1,987,980)	(6,265,939)

Cash flows from investing activities:
Purchases of fixed assets	(2,685)	(4,170)	(262,076)

Cash flows from financing activities:
Proceeds from issuance of notes and convertible notes	2,050,000	2,504,750	5,199,750
Proceeds from issuance of common stock	224,900	--	2,432,574
Proceeds from loans-other	--	525,000	525,000
Proceeds from stockholders’ loans	--	--	510,000
Repayments of stockholders’ loans	(10,000)	(25,000)	(85,000)
Stock offering costs	(186,277)	(23,513)	(847,296)
Reimbursement of stock offering costs	25,000	--	25,000
Deferred financing costs	(154,500)	(365,317)	(584,667)
Net cash provided by financing activities	1,949,123	2,615,920	7,175,361

Net increase in cash	966,704	623,770	647,346

Cash at beginning of period	34,747	23,576	--

Cash at end of period	$1,001,451	$647,346	$647,346

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$--	$--	$100,000
Conversion of loans payable, accounts payable and accrued expenses to convertible notes	$--	$977,012	$977,012
Issuance of options for accrued compensation	$84,000	$--	$84,000
Issuance of warrants for deferred financing fees	$73,526	$128,211	$237,625
Capital contribution from waived royalty fees	$--		$$600,000
Capital contribution from waived and imputed compensation	$112,500	$--	$1,383,809

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2006
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

Organization

Until February 24, 2003, the Company, formerly named Lombardia Acquisition Corp., was inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta, Charles S. Brofman, and Michael S. Harris (collectively, the “Principal Stockholders”) purchased 22,500,000 newly-issued shares of the Company’s common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders. The Board of Directors was then reconstituted. On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company’s common stock, the Company’s Certificate of Incorporation was amended to change the Company’s corporate name to Debt Resolve, Inc. and increase the number of the Company’s authorized shares of common stock from 20,000,000 to 50,000,000 shares. On May 8, 2006, the Board of Directors and holders of a majority of the Company’s common stock approved an amendment to the Company’s Certificate of Incorporation to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares (see Note 5).

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. By the end of June 2006, the Company had eleven clients under contract. Eight clients were operational. As of June 30, 2006 the Company has not earned, nor did it expect to generate, significant revenues from these clients during the initial start-up periods.

NOTE 2. GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern and management plans

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2006, the Company had incurred an accumulated deficit of $14,530,046.

During the year ended December 31, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. In separate financing transactions in April 2005 and June/September of 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000 (see Note 4). The notes from the April 2005 financing transaction originally matured on April 21, 2006. However all existing April 2005 bridge note holders agreed to extend their notes to October 31, 2006. In addition, in compliance with the requirements of the June/September 2005 bridge note documents, a majority of these note holders also approved the June 2006 Private Placement and have agreed to extend their notes to October 31, 2006.

On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”). The Company withdrew that registration statement on February 10, 2006. On July 21, 2006, the Company filed a new Registration Statement on Form SB-2 with the SEC in connection with a proposed public offering of 2,500,000 shares of common stock at $5.00 per share with $12,500,000 in gross proceeds. Although the Company anticipates raising $12,500,000 in gross proceeds from this proposed public offering, there is no assurance that the offering will be successful.

During the six months ended June 30, 2006, the Company raised $525,000 through the issuance of short term notes with an interest rate of 2-1/2% per month, and with original maturities from April 30, 2006 to May 17, 2006. During May 2006, the holders of these notes each agreed to capitalize all accrued interest through June 26, 2006, the date of closing of the June 2006 Private Placement, adding it to the note principal and agreed to adopt the terms of the June 2006 Private Placement. On June 26, 2006 their obligations were rolled over to the June 2006 Private Placement.

On January 20, 2006, the Company entered into an agreement with a second investment banking firm, whereby it agreed to serve as placement agent for a private financing consisting of the issuance of the Company’s senior convertible promissory notes. On March 10, 2006, the Company entered into an agreement with an investment banking firm, Maxim Group LLC (“Maxim Group”), whereby Maxim Group agreed to serve as co-placement agent for that private financing. The Company had raised $300,000 under this offering pursuant to a confidential private placement term sheet dated March 15, 2006 (“the March 2006 Private Placement Term Sheet”). The March 2006 Private Placement Term Sheet investors later agreed to adopt the terms of a second supplement to the March 2006 Private Placement Term Sheet, dated May 31, 2006 (“the May 2006 Private Placement Term Sheet Supplement”) which became the basis for the Company’s June 2006 private placement (“the June 2006 Private Placement”).  In addition, holders of the Company’s short term notes and shareholder notes in the amount of $325,000 agreed to capitalize all accrued interest through June 26, 2006, the date of closing of the June 2006 Private Placement, adding it to the note principal, and to adopt the terms of the June 2006 Private Placement. A total of $977,012 was thus rolled over into this transaction and the Company has raised an additional $2,204,750 under this May 2006 Private Placement Term Sheet Supplement. As of June 30, 2006, the Company had raised an aggregate of $3,481,762 under the June 2006 Private Placement. An aggregate of 3,831,101 shares of the Company’s common stock are issuable upon the conversion, of the principal on $2,681,762 of the Company’s 15% senior secured convertible promissory notes purchased during the June 2006 Private Placement. (See Note 4). There is no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company still has not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 10, 2006, the Company entered into a non-binding letter of intent with a privately-held collection agency to explore the possibility of purchasing this company. Prior to June 30, 2006, the two companies agreed to terminate any further discussions on this matter.

Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 14, 2006.

Prior period adjustments/restatement

Effective August 16, 2005, the Company corrected two errors, (1) relating to stock based compensation expense for options granted to consultants and advisory board members for which the Company did not record a compensation charge during fiscal years 2003 and 2004 and the six months ended June 30, 2005, and (2) relating to reimbursement for deferred offering costs which had been improperly credited against general and administrative expenses rather than additional paid in capital.  In addition, the Company made a number of reclassifications within the various statements. The Company subsequently corrected the methodology it used to calculate the value of non-employee options to include a volatility figure derived from an index of comparable companies in accordance with SFAS No. 123. Amounts reflected herein for the three and six months ended June 30, 2005 represent the restated quarterly financial information included in the Form 10-KSB which was filed with the SEC on April 14, 2006.

Reclassifications

Certain amounts in the financial statements for the three and six months ended June 30, 2005 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three and six months ended June 30, 2006.

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

Stock-based compensation

Prior to January 1, 2006, stock options issued to employees under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost was reflected in the net loss for prior periods, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, required the disclosure of the effect on net loss and loss per share had the Company applied the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Since there is no public market for the Company’s stock, the Company did not consider volatility in estimating the value of each option; the Company followed the minimum value method. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. The estimated minimum value of the options granted is amortized on a pro forma basis over the option vesting periods. The Company accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company has adopted the modified prospective transition method and therefore, has not restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the three and six months ended June 30, 2006 on net loss or basic and diluted net loss per share, as all options previously granted to employees vested prior to adoption and there were no new issuances during the period. The fair value of each option granted to employees and non-employees will be estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted will be recognized as an expense over the requisite service period of the award, which is generally the option vesting period.

The following table illustrates the pro forma effects on net loss and net loss per common share for the three and six months ended June 30, 2005 and the period from inception (April 21, 1997) to June 30, 2006, as if the Company had implemented FASB Statement No. 123 and recorded an expense for stock-based compensation issued to employees.

	Three months ended June 30, 2005	Six months ended June 30, 2005	Cumulative from inception (April 21, 1997) to June 30, 2006
Net loss - as reported	$(740,592)	$(1,613,212)	$(14,530,046)
Deduct: Stock-based employee compensation expense determined under minimum-value based methods for all awards	582	1,938	589,220
Net loss - pro forma	$(741,174)	$(1,615,150)	$(15,119,266)
Basic and diluted net loss per common share - as reported	$(0.02)	$(0.05)
Basic and diluted net loss per common share - pro forma	$(0.02)	$(0.05)
Basic and diluted weighted average number of common shares outstanding	29,703,900	29,627,273

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible debentures of 8,533,333, 16,427,444 and 13,093,185, respectively at June 30, 2006 and 8,533,333, 3,637,646 and 3,352,941, respectively at June 30, 2005, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. Potentially dilutive securities noted above exclude options to be issued under the amended and restated licensing agreement (see Note 3) and “make-whole” warrants and options (see Note 3).

The Company’s issued and outstanding common shares as of June 30, 2006 do not include the underlying shares exercisable with respect to the issuance of 11,605,884 warrants exercisable at $0.001 per share (See Note 4). In accordance with SFAS 128 (“Earnings per Share”) the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. LETTER OF INTENT AND REGISTRATION STATEMENT ON FORM SB-2:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On January 20, 2006, the Company entered into an agreement with a second investment banking firm to be placement agent for a private debt financing. Subsequent to that date, this second firm has also been engaged to be co-underwriter for a potential initial public offering (“IPO”). On September 30, 2005, the Company filed a Registration Statement on Form SB-2 and on December 9, 2005 filed Amendment No. 1 to the Registration Statement on Form SB-2/A with the SEC. On February 10, 2006, the Company withdrew the Registration Statement on Form SB-2. On July 21, 2006, the Company filed a new Registration Statement on Form SB-2 with the SEC. (See Note 2). However, there can be no assurance that the Company will be able to raise additional capital in the public equity markets.

Also, in connection with this potential public offering, in the event of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company intends to issue to investors who had participated in its private placement of stock at $1.00 per share in 2003, 2004, and 2005, warrants to purchase common stock in a quantity sufficient to restore some portion of their pre-offering value, and has entered into a non-binding agreement with an investor to that effect. Management of the Company has indicated that it intends to issue stock options to purchase common stock to certain employees and consultants of the Company in a quantity sufficient to both restore some portion of their pre-offering value of their common stock and options and to provide ongoing incentive compensation. These “make-whole” warrants and stock options are anticipated to be exercisable from three to five years at the same price as the per share offering price at the time of a public offering.

Also, in connection with this potential public offering, as well as in connection with a licensing agreement, the Company’s co-chairmen will be issued options sufficient to bring their ownership to a combined 29.2% of the total number of outstanding shares of common stock on a fully diluted basis as of the closing of a potential public offering, assuming the exercise of such options.

NOTE 4. NOTES PAYABLE AND CONVERTIBLE NOTES:

In April 2005, in a private financing that involved the issuance of 7% senior convertible promissory notes due one year from the date of issuance, the Company received proceeds of $800,000, initially convertible into 1,882,352 shares of common stock. The notes from the April 2005 financing transaction matured on April 21, 2006. However all existing April 2005 note holders have agreed to extend their notes to October 31, 2006. The notes contain a provision that in the event the Company raises $4 million in equity financing, or debt financing convertible to equity, the holders of these notes will receive shares based on 115% of the balance of these notes. As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement, and in connection with certain anti-dilution provisions in the notes and warrant agreements, the conversion and exercise price of the notes and warrants related to the Company’s 7% senior convertible promissory notes and warrants issued in the June/September 2005 private financing, were reduced. As a result of this dilutive calculation, an aggregate of 3,959,900 shares of the Company’s common stock are issuable upon the conversion, at a conversion price of $0.27 per share, discounted from an assumed initial public offering price of $0.50 per share ($5.00 per share on a post-reverse split basis), of 50% of the principal and accrued interest to August 15, 2006 on $1,895,000 of the Company’s 7% senior convertible promissory notes purchased in the June/September 2005 private financing. In addition, the exercise price of the outstanding five-year warrants related to this financing has been reduced to $0.25 per share at an assumed initial public offering price of $0.50 per share ($5.00 per share on a post-reverse split basis).

In June 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible into 2,941,176 shares of common stock. In September 2005, the Company received additional proceeds from the private financing of 7% senior convertible promissory notes in the aggregate principal amount of $645,000, due one year from the date of issuance, initially convertible into 1,517,649 shares of common stock. In compliance with the requirements of the June/September 2005 private financing documents, a majority of these note holders have approved the June 2006 Private Placement and have agreed to extend their notes to October 31, 2006. As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement, and in connection with certain anti-dilution provisions in the warrant agreement, the exercise price of the warrants related to the Company’s 7% senior convertible promissory notes and warrants issued in the April 2005 private financing, was reduced. As a result of this dilutive calculation, the exercise price of the outstanding three-year warrants related to this financing has been reduced to $0.25 per share at an assumed initial public offering price of $0.50 per share ($5.00 per share on a post-reverse split basis). In addition, an aggregate of 2,164,706 shares of common stock are issuable upon the conversion, at a conversion price equal to 85% of an assumed initial public offering price of $0.50 per share ($5.00 per share on a post-reverse split basis), of 115% of the principal on $800,000 of the Company’s 7% convertible promissory notes purchased in the April 2005 private financing.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price is expected to be less than the initial public offering price. The Company recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the April 2005 and June/September 2005 notes and related investor warrants in the amount of $2,097,478, using the fair value method. Due to certain modifications in the conversion terms of the 2005 notes, the Company has recorded an incremental beneficial conversion feature in connection with the value of the April 2005 and June/September 2005 notes in the amount of $537,475. These amounts are being amortized over the life of the respective notes. The Company recorded amortization of the beneficial conversion feature and debt discount in the amount of $227,166 and $747,301 during the three and six months ended June 30, 2006, respectively, $117,540 during the three and six months ended June 30, 2005 and $1,826,254 since inception. Per the terms of the note agreements, the Company shall use its best efforts to register the underlying common stock and warrants in conjunction with a potential future IPO. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) there are no factors that would prohibit equity classification relating to the embedded conversion option or the warrants.

In order to provide for certain cash requirements, the Company borrowed $525,000 in the first quarter of 2006 from new investors and existing noteholders of the Company, at an interest rate of 2 1/2% per month, with maturity dates from April 30, 2006 to May 17, 2006. During May 2006, these investors agreed to adopt the terms of the June 2006 Private Placement.

On March 15, 2006, the Company initiated, under the terms of the March 2006 Private Placement Term Sheet, a private placement involving the issuance of 12% convertible promissory notes due one year from the date of issuance. As of March 31, 2006, the Company had raised $300,000 under this offering. On April 26 and April 28, 2006, the March 2006 Private Placement Term Sheet investors agreed to adopt the terms of the June 2006 Private Placement.

On May 31, 2006, the Company issued the May 2006 Private Placement Term Sheet Supplement with respect to the June 2006 Private Placement. The Company raised a total of $3,481,762 under the June 2006 Private Placement, including $977,012 of principal and accrued interest rolled in from existing noteholders. Of this total, $800,000 was invested by a lead investor, to which the Company issued a non-convertible 15% senior secured promissory note, repayable the earlier of October 31, 2006 or at the time of the Company’s potential public offering. The remainder of the notes issued in connection with this offering were 15% senior secured convertible promissory notes repayable the earlier of October 31, 2006 or at the time of the Company’s potential public offering. An aggregate of 3,831,101 shares of the Company’s common stock are issuable upon the conversion, at a conversion price equal to 70% of an assumed initial public offering price of $0.50 per share ($5.00 on a post-reverse split basis), on 50% of the $2,681,762 principal amount of the convertible notes. These notes are only convertible contingent upon the Company completing its proposed IPO. In addition, investors were issued 11,605,884 warrants to purchase shares of the Company’s stock at $0.001 per share. Upon completion of a proposed IPO, the remainder of the un-converted principal and accrued interest on the convertible promissory notes purchased in the June 2006 Private Placement will be repaid in cash. Maxim Group LLC and Capital Growth Financial (“CGF”) acted as the placement agents in the June 2006 Private Placement. The Registration Rights Agreement entered into in connection with the June 2006 Private Placement requires the Company to file a registration statement by October 31, 2006. In the event the registration statement is not filed or declared effective by that date, the Company will be required to pay liquidated damages to the Investors. Such damages will be paid in cash in an amount equal to 1½% of the Investors’ subscription amount for the first 30 days (or part thereof) after July 31, 2006, and an additional 1½% for any subsequent 30-day period (or part thereof) thereafter, subject to a maximum aggregate penalty of 10%.

The gross proceeds of $3,481,762 associated with the June 2006 Private Placement were recorded net of a discount of $2,176,101, related to the fair value of the warrants. The debt discount of $2,176,101 will be accreted over the remaining period of the related notes, or until October 31, 2006. Accordingly, the Company recorded a charge of $150,833 for the three and six months ended June 30, 2006. In accordance with EITF 00-19 and EITF 05-4, View A, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument” there are no factors that would prohibit equity classification relating to the aforementioned financial instruments. As of June 30, 2006 the Company did not record a beneficial conversion feature in connection with the June 2006 private placement since these notes are only convertible contingent upon the Company completing its proposed IPO. Upon the completion of the proposed IPO, based on a conversion price equal to 70% of an assumed initial public offering price of $0.50 per share ($5.00 on a post-reverse split basis) the Company would record an expense for the beneficial conversion feature in the amount of approximately $575,000.

On June 26, 2006, as additional collateral pursuant to the June 2006 Private Placement, the Company’s co-chairmen pledged the 16,500,000 shares of the Company’s common stock that they personally own or control to secure the June 2006 Private Placement indebtedness. The stock pledge is a secondary, non-recourse liability which may be called upon only following the exhaustion of all legal remedies against the Company for collection of the indebtedness. The June 2006 Private Placement indebtedness is to be repaid or converted into shares of the Company’s common stock upon the close of a potential public offering, and the stock pledge is to be released at that time.

The Company incurred costs in conjunction with the April 2005 private financing, the June/ September 2005 private financing and the June 2006 Private Placement. Total cash fees associated with the April 2005 and June/September 2005 private financings were $219,350. In addition, the placement agent was issued warrants to purchase 336,000 shares of common stock valued at $118,035. Total cash fees associated with the June 2006 Private Placement were $365,317. In addition, the Company recorded deferred financing costs of $110,617 for the value of 314,972 placement agent warrants issued in connection with this financing. The total of fees and the value of the warrants have been recorded as deferred financing costs and are being amortized over the life of the notes. Amortization of deferred financing costs for the 2005 and 2006 private financings totaled $57,541 and $139,371 for the three and six months ended June 30, 2006, respectively, $995 for the three months ended June 30, 2005 and $287,586 since inception.

NOTE 5. AUTHORIZED SHARES AND REVERSE STOCK SPLIT

On May 8, 2006, the Company’s board of directors and holders of a majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares.  This amendment was declared effective on August 16, 2006. Also on May 8, 2006, the Company’s board of directors and holders of a majority of the Company’s outstanding shares of common stock approved a 10 to 1 reverse stock split, which would become effective prior to the closing of the Company’s proposed IPO, but no later than September 5, 2006. All references to share amounts in the condensed financial statements and the notes thereto reflect pre-reverse split share amounts.

NOTE 6.  FORMATION OF SUBSIDIARY AND SIGNING OF PRELIMINARY, NON-BINDING FUNDING TERM SHEET:

On June 5, 2006, the Company formed a wholly owned subsidiary, DRV Capital LLC. This subsidiary may potentially purchase portfolios of defaulted consumer debt and attempt to collect on that debt, but has not yet been capitalized. In May 2006, the Company signed a preliminary, non-binding term sheet with a possible financial partner. Preliminary terms call for the partner to provide the Company with up to $20 million in such financings, secured by the debt portfolios which are purchased with those funds. The Company has not yet finalized these financing arrangements. As of June 30, 2006, DRV Capital LLC does not have any assets or liabilities.

NOTE 7. STOCKHOLDERS’ DEFICIENCY:

The Company recorded compensation expense representing the amortized amount of the fair value of options granted to advisory board members in 2003, 2004 and 2005, of $56,406 and $112,812 during the three and six months ended June 30, 2006, respectively, $70,360 and $498,172 during the three and six months ended June 30, 2005, respectively, and $2,086,410 since inception.

NOTE 8.  STOCK OPTIONS:

At June 30, 2006, the Company had one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 2,000,000 shares of common stock.  The 2005 Plan is administered by the Compensation Committee of the board of directors.  The 2005 Plan provides that the Compensation Committee of the board of directors may establish stock-based compensation awards for officers and other key employees, consultants and directors as recommended by management over the coming time period. As of June 30, 2006, no options or stock grants have been issued under this plan.

A summary of option activity outside the 2005 Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2006	Price	Term	Value

Outstanding at January 1,	8,533,333	$0.723
Granted	--
Exercised	--
Forfeited or Expired	--
Outstanding at June 30,	8,533,333	$0.72	3.94 Years	$183,000
Exercisable at June 30,	8,533,333	$0.72	3.94Years	$183,000

As of January 1, 2006 and June 30, 2006, the Company had no unvested options.

In September 2004, the Company entered into an agreement to issue options to purchase 100,000 shares of its common stock at $1.00 per share to a member of the Company’s advisory board. The options will have an exercise period of three years, and will vest at such time as the Company achieves $2,000,000 in revenues as a result of the consultant’s efforts. As of June 30, 2006, the contingency has not been achieved, and the options have not been granted.

Subsequent to June 30, 2006, the Company issued options to purchase 500,000 shares of its common stock at $0.50 per share to the Company’s Chief Financial Officer. The options have an exercise period of five years and were valued at $188,669. Half of these options vested on issuance and half will vest on December 31, 2006.

NOTE 9.  EMPLOYEE BENEFIT PLAN:

Beginning January 1, 2006, the Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code. This plan is for all employees who were employed by the Company at December 31, 2005 or who have completed 1,000 hours of service. Company contributions are made in the form of the employee’s investment choices and vest immediately. The Company will match the first 3 percent of the employee contribution on a dollar for dollar basis. After 3%, the Company matches an additional ½% for every 1% that the employee contributes up to a maximum match of 4% of the employees salary or the maximum contribution allowed under Internal Revenue Code. Contributions for the three and six months ended June 30, 2006 were $14,222 and $30,261 respectively.

NOTE 10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Financial Statements and is currently not yet in a position to determine such effects.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is a development stage company. Since its inception, the Company has devoted substantially all of its efforts to planning, research and development activities, and raising capital. In February 2004, the Company implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, the Company implemented its system with its second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. At June 30, 2006, the Company had eleven clients under contract. Eight clients were operational.

Since completing initial product development in early 2004, the Company has marketed its service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. The Company has prepared for its entry into the European marketplace by reviewing its mode of business and modifying its contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. The Company expects that initially, its expense associated with servicing its European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as its European contracts, although already written to conform to European regulations may require customization. The Company has begun investigation of and negotiations with companies who may provide local, outsourced European customer service support for it on an as needed basis, the expense of which will be variable with the level of business activity. The Company intends to market its service to other segments served by the collections industry worldwide. For example, the Company believes that its system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. The Company also intends to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. The Company believes that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. The Company believes that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving its clients’ profitability by increasing their collections while reducing their cost of collections.

The Company’s revenues to date have been insignificant. The Company has financed its activities to date through its management’s contributions of cash, the proceeds from sales of its common stock in private placement financings and the proceeds of debt offerings.

The Company’s preliminary contracts provide that it will earn revenue based on a percentage of the amount of debt collected from accounts submitted on its DebtResolve system. Revenue is earned and recognized when the settlement amount of debt is collected by its client. While the percent of debt collected method will continue to be one revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Most contracts currently in process base revenue on a monthly licensing fee per account with a small transaction fee on settlement.

Liquidity and Capital Resources

The Company’s financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had $647,346 of cash at June 30, 2006. The Company’s working capital is not sufficient to fund its plan of operations for the next twelve months. The Company has entered into a non-binding letter of intent with two investment banking firms to explore the possibility of raising additional capital in the public equity markets and filed with the Securities and Exchange Commission on Form SB-2 on September 30, 2005 with that intention. On February 10, 2006 the Company withdrew that filing. Although the Company again filed with the Securities and Exchange Commission a registration statement on Form SB-2 on July 21, 2006 with the intention of raising additional capital, there can be no assurance that it will be able to raise sufficient additional capital as needed to execute its business plan.

On June 26, 2006, the Company closed its June 2006 private financing. Including $977,012 of principal and accrued interest rolled in from existing noteholders, the Company raised a total of $3,481,762 under this private financing. Of this total, $800,000 was invested by a lead investor, to which the Company issued a non-convertible 15% senior secured promissory note, repayable the earlier of October 31, 2006 or at the time of the closing of the Company’s potential public offering. The remainder of the notes issued in connection with this offering were 15% senior secured convertible promissory notes. An aggregate of 3,831,101 shares of the Company’s common stock are issuable upon the conversion, at a conversion price equal to 70% of an assumed initial public offering price of $0.50 per share ($5.00 on a post-reverse split basis), on 50% of the $2,681,762 principal amount of the convertible notes. In addition, for each dollar of note principal amount, each investor was issued 3.333 three-year warrants to purchase shares of the Company’s stock at $0.001 per share. An aggregate of 11,605,884 shares of the Company’s common stock are issuable upon the exercise of these warrants. The remainder of the un-converted principal and accrued interest on the convertible promissory notes purchased in the June 2006 private financing will be repaid in cash from the proceeds of the planned public offering.

The associated Registration Rights Agreement requires the Company to file a registration statement by October 31, 2006 with respect to the shares of common stock into which the notes and warrants are convertible or exercisable, respectively. In the event the registration statement including the shares of the Company’s common stock reserved for issuance upon the conversion or exercise of the Notes and Warrants, respectively, is not declared effective by October 31, 2006, the Company will be required to pay liquidated damages to the Investors. Such damages will be paid in cash in an amount equal to 1½% of the Investors’ subscription amount for the first 30 days (or part thereof) after July 31, 2006, and an additional 1½% for any subsequent 30-day period (or part thereof) thereafter, subject to a maximum penalty of 10%. In connection with the Securities Purchase Agreement, the Company’s co-chairmen agreed to pledge 16,580,000 shares owned or controlled by them, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow until all amounts due under the convertible notes are paid in full. Maxim Group LLC and Capital Growth Financial, LLC acted as the placement agents in the June 2006 private financing. They were paid cash fees and non-accountable expense allowances aggregating to $310,818 and issued three-year warrants to purchase 314,972 shares of common stock at an exercise price of $0.333 per share.

There can be no assurance that the Company’s proposed public offering will occur or will be successful. If the Company is unable to raise sufficient additional capital, it will have to develop and implement a plan to eliminate staff and overhead until sufficient additional capital is raised to support further operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005

Revenues

Revenue totaled $27,026 and $866 for the three months ended June 30, 2006 and 2005, respectively. The Company earned revenue during the three months ended June 30, 2006 from collection agencies, a lender and a bank that implemented the Company’s online system. Of the revenue earned in 2006, $12,500 was earned for fees charged to license the Company’s software for the period and $14,526 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on the Company’s online system. Revenue in 2005 was based solely on a percentage of the amount of debt collected from accounts placed on the Company’s online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $585,277 for the three months ended June 30, 2006, an increase of $290,626 over payroll and related expenses of $294,651 for the three months ended June 30, 2005, due primarily to an increase in staffing, which resulted in salary expense of $478,214 for the three months ended June 30, 2006, an increase of $251,631 over salary expense of $226,583 for the three months ended June 30, 2005. This increase was partially offset by a reduction in imputed salary expense, due to a change in the employment agreement with key executives of the Company. For the three months ended June 30, 2005, the imputed salary expenses were $37,500 for the minimum base salary amounts under the employment agreement with the General Counsel. No salary payments were made to this executive during the three months ended June 30, 2005, and the Company recorded his imputed compensation as a capital contribution. The General Counsel is no longer with the Company. The increase in staffing in 2006 compared to 2005 includes a Chief Financial Officer, sales staff, additional programmers and client services staff to accommodate the Company’s possible business growth. In addition, 2006 expenses include higher health insurance costs of $39,253, compared to $14,413 in the three months ended June 30, 2005, an increase of $24,840, associated with the increased staffing levels. Other, higher personnel-related expenses included social security and other payroll taxes, relocation costs, and 401(k) match expense.

General and administrative expenses. General and administrative expenses including stock-based compensation totaled $546,916 for the three months ended June 30, 2006, an increase of $254,806 compared to general and administrative expenses of $292,110 for the three months ended June 30, 2005. The increase in 2006 compared to 2005 is due primarily to the increase in legal expenses, which were $242,179 for the three months ended June 30, 2006, an increase of $220,479 compared to such expenses of $21,700 during the three months ended June 30, 2005. The Company also saw higher expenses in most other general and administrative categories including consulting fees of $47,589 for the three months ended June 30, 2006, which was $39,348 higher than consulting fees of $8,241 for the three months ended June 30, 2005; travel related expense of $38,454 for the three months ended June 30, 2006, which was $6,714 higher than travel related expenses of $31,740 for the three months ended June 30, 2005 due to a larger sales force; occupancy costs of $34,836 for the three months ended June 30, 2006, which was $23,094 higher than occupancy costs of $11,742 for the three months ended June 30, 2005 due to the move to a new office; telecommunication expenses of $44,686 for the three months ended June 30, 2006, which was $10,240 higher than telecommunication expense of $34,446 for the three months ended June 30, 2005. These increases were partially offset by audit and accounting fees, which decreased to $40,500 for the three months ended June 30, 2006, down $18,120 from $58,620 of such fees for the three months ended June 30, 2005, stock-based compensation expense which decreased to $56,406 for the three months ended June 30, 2006, down $13,954 from $70,360 of such expense for the three months ended June 30, 2005, and office supplies and other general expenses which decreased to approximately $3,500 for the three months ended June 30, 2006 from approximately $22,600 in the prior year.

Interest income (expense). Interest expense totaled $143,246 for the three months ended June 30, 2006, compared to interest expense of $28,693 for the three months ended June 30, 2005. Interest expense for the three months ended June 30, 2006 includes interest accrued on the Company’s 7% convertible notes and 15% convertible notes, while the earlier period included interest on only a portion of these borrowings.

Amortization of deferred debt discount. Amortization expense of $377,999 was incurred for the three months ended June 30, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with the Company’s convertible note offerings. This expense was $117,540 in the prior year. The increase is due to additional convertible note offerings and partial period amortization during the earlier period.

Amortization of deferred financing costs. Amortization expense of $57,541 was incurred for the three months ended June 30, 2006 for the amortization of deferred financing costs associated with the Company’s convertible note offerings. The amortization of the deferred financing costs for the three months ended June 30, 2005 were $995.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

Revenues

Revenue totaled $54,290 and $2,527 for the six months ended June 30, 2006 and 2005, respectively. The Company earned revenue during the six months ended June 30, 2006 from collection agencies, a lender and a bank that implemented the Company’s online system. Of the revenue earned in 2006, $14,583 was earned from licensing fees, $3,600 was earned from start-up fees, $363 of income was fees charged to clients for expenses incurred and $35,745 was based on a percentage of the amount of debt collected from accounts placed on the Company’s online system. Revenue in 2005 was based solely on a percentage of the amount of debt collected from accounts placed on the Company’s online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $1,201,739 for the six months ended June 30, 2006, an increase of $664,612 over payroll and related expenses of $537,127 for the six months ended June 30, 2005, due primarily to an increase in staffing, net of a reduction in imputed salary expense, due to a change in the employment agreement with a key executive of the Company. For the six months ended June 30, 2005, the imputed salary expenses were $112,500 for the minimum base salary amounts under the employment agreements with the Chief Executive Officer and the General Counsel. No salary payments were made to these executives during the six months ended June 30, 2005, and the Company recorded their imputed compensation as a capital contribution. In 2006, the Chief Executive Officer’s salary was paid and/or accrued. The General Counsel is no longer with the Company. The increase in staffing in 2006 compared to 2005 includes a Chief Financial Officer, a sales staff, additional programmers and client services staff to accommodate the Company’s possible business growth. Salary expense for the six months ended June 30, 2006 was $984,208, an increase of $616,375 over salary expense of $367,833 in 2005. In addition, 2006 expenses include higher social security and other payroll taxes ($73,701), relocation costs ($21,535), 401(k) match expense ($30,261) and higher health insurance costs ($73,858), associated with increased staffing levels. Although the Company made a staff reduction during the quarter ended June 30, 2006, the related cost savings did not yet appear in the financial statements of the Company.

General and administrative expenses. General and administrative expenses including stock-based compensation totaled $1,117,213 for the six months ended June 30, 2006, an increase of $200,754 compared to general and administrative expenses of $916,459 for the six months ended June 30, 2005. The increase in 2006 compared to 2005 is due primarily to the increase in legal fees, which were $384,680 for the six months ended June 30, 2006, an increase of $352,928 compared to such expenses of $31,752 during the six months ended June 30, 2005. Higher expenses in most other general and administrative categories included consulting fees of $78,867 for the six months ended June 30, 2006, which was $64,997 higher than consulting fees of $13,870 for the six months ended June 30, 2005; travel related expense of $112,797 for the six months ended June 30, 2006, which was $62,369 higher than travel related expenses of $50,428 for the six months ended June 30, 2005 due to a larger sales force; occupancy costs of $70,925 for the six months ended June 30, 2006, which was $42,401 higher than occupancy costs of $28,524 for the six months ended June 30, 2005 due to the move to a new office; telecommunication expenses of $115,619 for the six months ended June 30, 2006, which was $21,026 higher than telecommunication expense of $94,593 for the six months ended June 30, 2005 due to higher client web hosting services; audit and accounting fees, which increased to $126,625 for the six months ended June 30, 2006, up $32,537 from $94,088 of such fees for the six months ended June 30, 2005; and marketing expenses, which increased to $44,050 for the six months ended June 30, 2006, up $16,363 from $27,687 of such expenses for the six months ended June 30, 2005. These expenses were partially offset by the decline in stock-based compensation expenses, which were $498,172 for the six months ended June 30, 2005, but were $112,812 for the six months ended June 30, 2006, a decrease of $385,360, as well as a decrease of approximately $6,000 in other, miscellaneous general and administrative expenses.

Interest income (expense). Interest expenses totaled $219,063 for the six months ended June 30, 2006, compared to interest expense of $28,679 for the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 includes interest accrued on the Company’s 7% convertible notes and 12% convertible notes, as well as interest accrued on $875,000 in other short term notes. Interest expense for 2005 included interest accrued on only a portion of the 7% convertible notes.

Amortization of deferred debt discount. Amortization expense of $898,134 was incurred for the six months ended June 30, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with the Company’s convertible note offerings. This expense was $117,540 for the six months ended June 30, 2005. The increase is due to additional convertible note offerings and partial period amortization during the earlier period.

Amortization of deferred financing costs. Amortization expense of $139,371 was incurred for the six months ended June 30, 2006 for the amortization of deferred financing costs associated with the Company’s convertible note offerings. The amortization of the deferred financing costs for the three months ended June 30, 2005 were $995.

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

Going concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2006, the Company had incurred an accumulated deficit of $14,530,046.

During the year ended December 31, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. In separate financing transactions in April 2005 and June/September 2005, the Company received proceeds from the issuance of 7% convertible promissory notes in the total aggregate principal amount of $2,695,000. The notes from the April 2005 financing transaction originally matured on April 21, 2006. However all existing April 2005 note holders agreed to extend their notes to October 31, 2006. In addition, in compliance with the requirements of the June/September 2005 private financing documents, a majority of these note holders also approved the June 2006 Private Placement and have agreed to extend their notes to October 31, 2006.

On September 30, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”). The Company withdrew that registration statement on February 10, 2006. On July 21, 2006, the Company filed a new Registration Statement on Form SB-2 with the SEC in connection with a proposed public offering of 2,500,000 shares of common stock at $5.00 per share with $12,500,000 in gross proceeds. Although the Company anticipates raising $12,500,000 in gross proceeds from this proposed public offering, there is no assurance that the offering will be successful.

During the three months ended March 31, 2006, the Company raised $525,000 through the issuance of short term notes with an interest rate of 2-1/2% per month, and with original maturities from April 30, 2006 to May 17, 2006. During May 2006, the holders of these notes agreed to capitalize all accrued interest through June 26, 2006, the date of closing of the June 2006 Private Placement, adding it to the note principal and to adopt the terms of the June 2006 Private Placement, and were rolled over to the June 2006 Private Placement.

On January 20, 2006, the Company entered into an agreement with a second investment banking firm, whereby it agreed to serve as placement agent for a private financing consisting of the issuance of the Company’s senior convertible promissory notes. On March 10, 2006, the Company entered into an agreement with an investment banking firm, Maxim Group LLC (“Maxim Group”), whereby Maxim Group agreed to serve as co-placement agent for that private financing. The Company had raised $300,000 under this offering pursuant to a confidential private placement term sheet dated March 15, 2006 (“the March 2006 Private Placement Term Sheet”). The March 2006 Private Placement Term Sheet investors later agreed to adopt the terms of the second supplement to the March 2006 Private Placement Term Sheet, dated May 31, 2006 (“the May 2006 Private Placement Term Sheet Supplement”) which became the basis for the Company’s June 2006 private placement (“the June 2006 Private Placement”).  In addition, holders of the Company’s short term notes and shareholder notes agreed to capitalize all accrued interest through June 26, 2006, the date of closing of the June 2006 Private Placement, adding it to the note principal, and to adopt the terms of the June 2006 Private Placement. A total of $977,012 was thus rolled over into this transaction and the Company has raised an additional $2,204,750 under this May 2006 Private Placement Term Sheet Supplement. As of June 30, 2006, the Company had raised an aggregate of $3,481,762 under the June 2006 Private Placement. An aggregate of 3,831,101 shares of the Company’s common stock are issuable upon the conversion, of the principal on $2,681,762 of the Company’s 15% senior secured convertible promissory notes purchased during the June 2006 Private Placement. (see Note 4). There is no assurance that the Company will be able to raise sufficient additional capital as needed to execute its business plan. The Company still has not recorded any significant revenue, and its working capital is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Imputed salary expense

Under the terms of employment agreements the Company has had with its Co-Chairman and Chief Executive Officer and with its Executive Vice President, General Counsel and Secretary during the three months ended June 30, 2005, the Company did not pay these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if the Company had met the condition for paying their salaries. During the three months ended June 30, 2006, the terms of these employment agreements had changed. Beginning April 1, 2005, the Co-Chairman and Chief Executive Officer began to draw a salary. The Executive Vice President, General Counsel and Secretary left the Company’s employ effective June 30, 2005.

Research and development

The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” Research and development expenses in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product prior to establishing technological feasibility. In January 2004, the Company substantially completed the development of and began marketing its online product. In management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, including the three months ended June 30, 2005 and 2006, costs incurred in connection with the operation, maintenance, modification, and customization of the Company’s product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Income taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had net losses since inception and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock-based compensation

Prior to January 1, 2006, stock options issued to employees under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost was reflected in the net loss for prior periods, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” required the disclosure of the effect on net loss and loss per share had the Company applied the minimum value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for the Company’s stock, it did not consider volatility in estimating the value of each option granted to employees; it followed the minimum value method. The estimated minimum value of the options granted is amortized on a proforma basis over the option vesting periods. The Company accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, the Company  accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company has adopted the modified prospective transition method and therefore, has not restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the three months ended June 30, 2006 on net loss or basic and diluted net loss per share, as all options previously granted to employees vested prior to adoption and there were no new issuances during the period. The fair value of each option granted to employees and non-employees will be estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted will be recognized as an expense over the requisite service period of the award, which is generally the option vesting period. The fair value of each option granted will be estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 96.7%, risk-free interest rates for individual options in accordance with the accounting pronouncement and will expense that fair value over the vesting period of the options. Since there is no public market for its stock, the Company uses a volatility measure based on an average volatility of the stock of five comparable companies during their first five years as a publicly traded company in estimating the value of each option.

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

Item 3. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures

As of the conclusion of the three months ended June 30, 2006, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or disclosure controls. This controls evaluation was done under the supervision and participation of management, including the Company’s Chief Executive Officer, or CEO, who is the its principal executive officer, and the Company’s Chief Financial Officer, or CFO, who is its principal financial officer.

Disclosure controls means controls and other procedures of the Company’s that are designed with the objective of ensuring that information required to be disclosed in its reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including, without limitation, its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations as of the conclusion of the three months ended June 30, 2006, the Company’s CEO and CFO concluded that its disclosure controls were not effective at the “reasonable assurance” level. The ineffectiveness of its disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

The Company’s management, including its CEO and CFO, does not expect that its disclosure controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company’s CEO’s and CFO’s evaluation of its disclosure controls included a review of the controls’ objective and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company’s disclosure controls and to make modifications as necessary. In this regard, the Company’s intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

The Company maintains accounting records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets. The Company has also established policies and procedures, including access controls, to provide reasonable assurance that transactions are recorded only as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors. Access to assets is permitted only in accordance with management’s general or specific authorization. In addition, the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. Due primarily to its small size and early stage of development, however, the Company has not yet achieved effective levels of performance with respect to accounting knowledge regarding complex transactions and effective cross-training to facilitate timely detection of minor errors in reporting.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources, the Company’s CEO and CFO have been the only employees principally involved in accounting and financial reporting. At the time of the material weakness noted below, only its CFO and a part-time bookeeper or accountant were employed by the Company, and there was limited opportunity for a review and approval process. The Company’s audit committee has recognized that, as a result, there was inadequate segregation of duties within the accounting function, leaving most aspects of financial reporting in the hands of the Company’s CEO and CFO. Despite the Company’s efforts, its accounting staff remains inadequate. Based on procedures already in place and the fact that, except for the items noted below, no other material errors or irregularities were noted during repeated reviews, the Company’s audit committee has expressed its belief that there have been no irregularities in the Company’s financial reporting or in the protection of its assets.

The Company’s independent registered public accounting firm has reported to the Company’s audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to the March 31, 2005, December 31, 2004 and December 31, 2003 financial close process and inadequate reviews and approvals of transactions and accounting entries as well as errors, related primarily to the accounting for stock options granted to consultants and advisory board members in lieu of compensation, which resulted in financial reports that are being restated for these periods. Subsequently, during the year ended December 31, 2005, the Company further determined that it had improperly calculated and disclosed the expense of options granted to non-employees. The Company had used the minimum value method instead of the fair value method. During those time periods, only a CFO and a part-time bookkeeper or accountant provided the bulk of accounting controls and reports, with inadequate review and advisement concerning advanced accounting topics. The combination of this absence of a review and approval process, combined with the reporting errors, were sufficient to be deemed a material weakness. The adjustments related to these matters have been made by the Company in connection with the restatement of the audited financial statements for the years ended December 31, 2004 and 2003 and the quarterly financial statements for the three months ended March 31, 2005.

On April 14, 2006, the Company filed a report on Form 10-KSB for the year ended December 31, 2005. This report included the corrected expense of options granted to non-employees for the year ended December 31, 2004 and amended data for the first three quarterly periods of the year ended December 31, 2005. Although the Company’s management has demonstrated certain improvements in controls over the preparation of its financial reports, as described above, these reported conditions and material weaknesses still exist, as the accounting staff remains thin and new review procedures are incomplete and not all have been fully implemented. The Company’s management expects that additional staff and advisors will be hired subsequent to its proposed public offering. The Company’s management expects that most issues will be resolved by the time of the financial close process related to the filing of the Company’s annual report on Form 10-KSB for the year ending December 31, 2006.

Given these reportable conditions and material weakness, the Company’s management has devoted additional resources to investigating issues that arose during the audit review described above. The Company’s management believes that the reportable conditions noted above stem from the Company’s operational growth. Beginning during the summer of 2005, management committed to working with the Company’s audit committee to develop improved internal controls, including hiring additional accounting staff and advisors and documenting written accounting control procedures. The Company has also begun to prepare to meet the more rigid requirements of Section 404 of the Sarbanes-Oxley Act of 2002, performing analysis of the controls over expenditures and revenue recognition, and researching potential consultants. Going forward, the Company’s management anticipates that the changes already begun, as well as other planned improvements, will correct any material issues. Recently, the Company has begun to document and apply transactional and periodic controls procedures, permitting a better review and approval process and improved quality of accounting reports. The Company’s management believes that this new infrastructure will assist in alleviating control weaknesses going forward. As a result, the Company believes that its financial statements for the three and six months ended June 30, 2006 and 2005 fairly present, in all material respects, its financial condition and results of operations.

Commencing the year ending December 31, 2007, the Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments. The Company’s accounting staff is small, and although it recently begun to augment its internal controls procedures and expand its accounting staff, there is no guarantee that this effort will be adequate. During the course of its testing, the Company may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if it fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in the Company’s reported financial information.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, the Company issued 15% senior secured promissory notes in the aggregate principal amount of $3,481,762.   The majority of the investors are able to convert 50% of the outstanding principal amount into 3,831,101 shares of the Company’s common stock upon the closing of the Company’s proposed initial public offering.  In addition, the Company issued warrants to purchase 11,605,884 shares of common stock to the note investors.  These issuances were exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

In a report on Form 14C filed with the SEC on July 7, 2006, the Company disclosed that on May 8, 2006, holders of a majority of the voting power of its outstanding common stock voted to approve the following:

• A grant of discretionary authority to its board of directors to implement a reverse stock split of its outstanding shares of common stock on the basis of one post-reverse split share for up to every ten pre-reverse split shares to occur at some time within 120 days after the date of this information statement, but before the closing of the proposed initial public offering of its shares, with the exact time of the reverse stock split and the exchange ratio of the reverse split to be determined by its board of directors. A proposed 1-for-10 reverse stock split of the Company’s outstanding shares of common stock would reduce its outstanding shares of common stock from 29,703,900 to 2,970,390 shares.

• The filing of an Amended and Restated Certificate of Incorporation, which shall include a provision that will increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

No other matters were submitted to a vote of security holders during the three months ended June 30, 2006.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2 Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1 Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

Current report on Form 8-K filed on June 30, 2006 reporting the Company’s June 2006 private financing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2006
DEBT RESOLVE, INC.

By: /s/ James D. Burchetta
James D. Burchetta
Co-Chairman and Chief Executive Officer
(principal executive officer)

By: /s/ Katherine A. Dering
Katherine A. Dering
Chief Financial Officer, Treasurer, and Secretary
(principal financial and accounting officer)