Form 10QSB
period 2006-09-30
DEBT RESOLVE INC
filed 2006-11-14
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2006, 5,470,390 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DEBT RESOLVE, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

PART I. Financial Information

Item 1. Condensed Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2006	3

Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 2005 and 2006 and Cumulative from Inception (April 21, 1997) to September 30, 2006	4

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2006 and Cumulative from Inception (April 21, 1997) to September 30, 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	24

PART II. Other Information

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	27

Signatures	28

Certifications	29

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

DEBT RESOLVE, INC.
(A Development Stage Company)

Condensed Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash	$15,944
Accounts receivable, net	32,422
Prepaid expenses	27,297
Total current assets	75,663

Fixed assets, net	116,663

Other assets:
Deferred offering costs	271,584
Deferred financing costs	132,502
Deposits and other assets	93,605
Total other assets	497,691
Total assets	$690,017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$871,692
Accrued expenses	779,219
Convertible notes, net of deferred debt discount of $612,850	4,763,912
Notes payable, net of deferred debt discount of $101,308	698,692
Notes payable	300,000
Total liabilities	7,413,515

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding	—
Common stock, 100,000,000 shares authorized, $.001 par value, 2,970,390 shares issued and outstanding	2,970
Additional paid-in capital	14,306,457
Deficit accumulated during the development stage	(21,032,925)
Total stockholders’ deficiency	(6,723,498)
Total liabilities and stockholders’ deficiency	$690,017

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative from Inception (April 21, 1997) to September 30,
	2005	2006	2005	2006	2006

Revenues	$7,306	$30,617	$9,833	$84,908	$111,293

Costs and expenses:
Payroll and related expenses (A)	405,658	1,921,778	942,785	3,123,518	7,417,267
General and administrative expenses (B)	415,491	1,644,887	1,331,951	2,762,100	6,224,132
Waived royalty fees - related parties	—	—	—	—	600,000
Research and development expenses	—	—	—	—	499,323
Depreciation and amortization expenses	10,855	12,020	25,794	39,487	130,459

Total expenses	832,004	3,578,685	2,300,530	5,925,105	14,871,181

Loss from operations	(824,698)	(3,548,068)	(2,290,697)	(5,840,197)	(14,759,888)

Other income (expense):
Terminated offering costs	—	—	—	—	(736,037)
Net interest expense	(35,643)	(443,269)	(64,321)	(662,332)	(766,286)
Amortization of deferred debt discount	(432,732)	(2,119,810)	(550,273)	(3,017,944)	(4,096,897)
Amortization of deferred financing costs	(64,354)	(393,232)	(65,348)	(532,603)	(680,817)
Other income	1,000	1,500	1,000	4,500	7,000

Total other expense	(531,729)	(2,954,811)	(678,942)	(4,208,379)	(6,273,037)

Net loss	$(1,356,427)	$(6,502,879)	$(2,969,639)	$(10,048,576)	$(21,032,925)

Per share data:
Basic and diluted net loss per common share (See Note 2)	$(0.46)	$(1.57)	$(1.00)	$(2.95)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	2,970,390	4,130,978	2,965,310	3,403,906

Pro forma per share data:
Basic and diluted net loss per common share (See Note 2)		$(0.85)		$(1.45)

Basic and diluted weighted average number of common shares outstanding (C) (See Note 2)		7,617,583		6,890,511

(A)	Includes stock based compensation to employees and directors totaling $1,334,366 in the three and nine months ended September 30, 2006, and since inception.
(B)
Includes stock based compensation to non-employees totaling $70,360 and $568,532 in the three and nine months ended September 30, 2005, respectively, and $1,267,768 and $1,380,580 in the three and nine months ended September 30, 2006, respectively, and $3,354,178 since inception.

(C)
Pro forma weighted average shares outstanding include 986,605 shares of common stock being issued to convertible note holders following the completion of the Company’s public offering and 2,500,000 shares of common stock issued in the public offering (See Note 11 c).

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,		Cumulative from Inception (April 21, 1997) to September 30,
	2005	2006	2006
Cash flows from operating activities:
Net loss	$(2,969,639)	$(10,048,576)	$(21,032,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	568,532	2,714,946	4,688,544
Waived and imputed compensation, royalty and consulting fees	112,500	—	1,983,809
Amortization of deferred debt discount	550,273	3,017,944	4,096,897
Amortization of deferred financing costs	65,348	532,603	680,818
Terminated offering costs	—	—	736,037
Depreciation and amortization	25,794	39,487	130,458
Loss on disposal of fixed assets	14,954	—	14,954
Changes in operating assets & liabilities
Accounts receivable	(5,997)	(25,456)	(32,422)
Prepaid expenses	(50,894)	59,708	16,243
Deposits and other assets	(74,206)	—	(93,605)
Accounts payable	263,192	300,237	920,890
Accrued expenses	43,414	737,796	941,032
Net cash used in operating activities	(1,456,729)	(2,671,311)	(6,949,270)

Cash flows from investing activities:
Purchases of fixed assets	(137,291)	(4,170)	(262,076)

Cash flows from financing activities:
Proceeds from issuance of notes and convertible notes	2,695,000	2,504,750	5,199,750
Proceeds from issuance of common stock	224,900	—	2,432,574
Proceeds from loans-other	—	525,000	525,000
Proceeds from issuance of short term notes	—	300,000	300,000
Proceeds from stockholders’ loans	—	—	510,000
Repayment of stockholders’ loans	(10,000)	(25,000)	(85,000)
Stock offering costs	(517,063)	(271,584)	(1,095,367)
Reimbursement of stock offering costs	25,000	—	25,000
Deferred financing costs	(219,350)	(365,317)	(584,667)
Net cash provided by financing activities	2,198,487	2,667,849	7,227,290

Net increase (decrease) in cash	604,467	(7,632)	15,944

Cash at beginning of period	34,747	23,576	—

Cash at end of period	$639,214	$15,944	$15,944

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$—	$—	$100,000
Conversion of liabilities to convertible notes	$—	$977,012	$977,012
Issuance of options for accrued compensation	$84,000	$—	$84,000
Issuance of warrants for deferred financing fees	$109,414	$119,238	$237,625
Capital contribution from waived royalty fees	$—		$$600,000
Capital contribution from waived and imputed compensation	$112,500	$—	$1,383,809

The accompanying notes are an integral part of these condensed financial statements.

DEBT RESOLVE, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2006
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

Organization

Until February 24, 2003, the Company, formerly named Lombardia Acquisition Corp., was inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta, Charles S. Brofman, and Michael S. Harris (collectively, the “Principal Stockholders”) purchased 2,250,000 newly-issued shares of the Company’s common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders. The Board of Directors was then reconstituted. On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company’s common stock, the Company’s Certificate of Incorporation was amended to change the Company’s corporate name to Debt Resolve, Inc. and increase the number of the Company’s authorized shares of common stock from 20,000,000 to 50,000,000 shares. On May 8, 2006, the Board of Directors and holders of a majority of the Company’s common stock approved amending the Company’s Certificate of Incorporation to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares (see Note 5). On August 25, 2006, following approvals by the Board of Directors and holders of a majority of the Company’s outstanding shares of common stock, the Company’s Certificate of Incorporation was amended to effect a reverse one-for-ten reverse split, which reduced the number of outstanding shares from 29,703,900 to 2,970,390 (See Note 5). On November 6, 2006, the Company completed an initial public offering (“IPO”) consisting of 2,500,000 shares of common stock (see Note 11c).

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. Since February 24, 2003, the Company has devoted substantially all of its efforts to planning and budgeting, research and development activities, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. As of September 30, 2006, the Company had fourteen clients under contract. Ten clients were operational, however the Company has not earned, nor did it expect to generate, significant revenues from these clients during the initial start-up periods.

NOTE 2. MANAGEMENT’S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Management’s liquidity plans

As of September 30, 2006, the Company had a working capital deficit in the amount of $7,337,852, and cash and cash equivalents totaling $15,944. The Company incurred a net loss of $6,502,879 and $10,048,576 for the three and nine months ended September 30, 2006, respectively, and $21,032,925 since inception. Cash flow used in operating and investing activities was $2,671,311 and $4,170, respectively, for the nine months ended September 30, 2006. Cash flow provided by financing activities was $2,667,849.

On November 6, 2006, the Company completed an IPO. The Company sold 2,500,000 shares of common stock at $5.00 per share pursuant to the IPO. After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds to the Company of approximately $10,680,000. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes, the Company’s net proceeds were approximately $7,100,000. After the Company repaid approximately $660,000 in principal repayment and $74,000 in associated finance charges related to short term borrowings, cash would have been approximately $6,300,000. Based upon projected operating expenses, the Company believes it has sufficient working capital to finance its operations for the next twelve months. (See Note 11).

Reverse stock split

On August 25, 2006, the Company effected a one-for-ten reverse stock split. All share and per share information herein have been retroactively restated to give effect to this reverse stock split.

Interim periods

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 14, 2006.

Prior period adjustments/restatement

Effective August 16, 2005, the Company corrected two errors, (1) relating to stock based compensation expense for options granted to consultants and advisory board members for which the Company did not record a compensation charge during fiscal 2003 and 2004 and the nine months ended September 30, 2005, and (2) relating to reimbursement for deferred offering costs which had been improperly credited against general and administrative expenses rather than additional paid in capital.  In addition, the Company made a number of reclassifications within the various statements. The Company subsequently corrected the methodology it used to calculate the value of non-employee options to include a volatility figure derived from an index of comparable companies in accordance with SFAS No. 123. Amounts reflected herein for the three and nine months ended September 30, 2005 represent the restated quarterly financial information included in the Form 10-KSB which was filed with the Securities and Exchange Commission on April 14, 2006.

Reclassifications

Certain amounts in the financial statements for the three and nine months ended September 30, 2005 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three and nine months ended September 30, 2006.

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

Revenue recognition

The Company earned revenue during 2006 and since inception from several collection agencies and lenders that implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

In recognition of the principles expressed in Staff Accounting Bulletin 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time Debt Resolve uniformly postpones recognition of all contingent revenue until its client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when Debt Resolve has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using its system and/or, for clients under a licensing arrangement, the successful availability of its system to its customers.

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, fixed or percentage success fees, monthly maintenance fees, etc. are identified separately.

Recently signed contracts and contracts under negotiation call for multiple deliverables, and each component of revenue will be considered to have been earned when Debt Resolve has met the associated deliverable, as is required by SAB 104 Topic 13(A). For new contracts being implemented which include a licensing fee per account, following the guidance of SAB 104 regarding services being rendered continuously over time, Debt Resolve will recognize revenue based on contractual prices established in advance and will recognize income over the contractual time periods. Where some doubt exists on the collectability of the revenues, a valuation reserve will be established or the income charged to losses, based on management’s opinion regarding the collectability of those revenues.

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

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company has adopted the modified prospective transition method and therefore, has not restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the three and nine months ended September 30, 2006 on net loss or basic and diluted net loss per share for options granted in previous periods, as all options previously granted to employees vested prior to adoption. During the nine months ended September 30, 2006, the Company issued options to purchase 770,000 shares of common stock to employees and two consultants. Total stock-based compensation expense related to this grant for the nine months ended September 30, 2006 amounted to $2,261,744. The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of September 30, 2006, total unrecognized compensation cost amounted to $633,456.

The following table illustrates the pro forma effects on net loss and net loss per common share for the three and nine months ended September 30, 2005 and the period from inception (April 21, 1997) to September 30, 2006, as if the Company had implemented FASB Statement No. 123 and recorded an expense for stock-based compensation issued to employees prior to January 1, 2006.

	Three months ended September 30, 2005	Nine months ended September 30, 2005	Cumulative from inception (April 21, 1997) to September 30, 2006
Net loss - as reported	$(1,356,427)	$(2,969,639)	$(21,032,925)
Deduct: Stock based employee compensation expense determined under minimum-value based methods for all awards	—	1,842	589,220
Net loss - pro forma	$(1,356,427)	$(2,971,481)	$(21,622,145)
Basic and diluted net loss per common share - as reported	$(0.46)	$(1.00)
Basic and diluted net loss per common share - pro forma	$(0.46)	$(1.00)
Basic and diluted weighted average number of common shares outstanding	2,970,390	2,965,310

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible debentures of 1,580,000, 1,947,138 and 1,309,327, respectively at September 30, 2006 and 853,333, 450,659 and 634,118, respectively at September 30, 2005, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. Potentially dilutive securities noted above exclude options being issued under the amended and restated licensing agreement (see Note 3).

The Company’s issued and outstanding common shares as of September 30, 2006 do not include the underlying shares exercisable with respect to the issuance of 1,160,598 warrants as of September 30, 2006, exercisable at $0.01 per share (see Note 4). In accordance with SFAS 128 (“Earnings Per Share”) the Company has given effect to the issuance of these warrants in computing basic net loss per share. Subsequent to September 30, 2006, in connection with the completion of the Company’s IPO, one investor and one of the Company’s underwriters relinquished 36,923 warrants exercisable at $0.01 per share (See Note 11c).

NOTE 3. LETTER OF INTENT AND REGISTRATION STATEMENT ON FORM SB-2:

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On January 20, 2006, the Company entered into an agreement with a second investment banking firm to be placement agent for a private debt financing. Subsequent to that date, this second firm was engaged to be co-underwriter for a then-potential IPO. On March 10, 2006 the Company entered into an agreement with an investment banking firm to serve as a co-placement agent for this private financing. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 and, on December 9, 2005, filed Amendment No. 1 to the Registration Statement on Form SB-2/A with the Securities and Exchange Commission (“SEC”). On February 10, 2006, the Company withdrew the Registration Statement on Form SB-2. On July 21, 2006, the Company filed a new Registration Statement on Form SB-2, and, on September 13, 2006, filed Amendment No. 1 to the Registration Statement on Form SB-2/A with the SEC. This registration statement was subsequently amended on October 24, 2006, and declared effective by the SEC on November 1, 2006.

Effective August 24, 2006, the Company engaged EKN Financial Services, Inc. as the new managing underwriter of the Company’s then-potential IPO. Maxim Group LLC, the previous managing underwriter, agreed to participate as a co-underwriter, underwriting and placing up to 50% of the shares offered in the Company’s IPO.

On August 31, 2006, in connection with this IPO, as a result of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company issued warrants to purchase 304,366 shares of common stock to investors who had participated in its private placements of common stock at $10.00 per share in 2003, 2004 and 2005, to purchase common stock at a price of $1.00 per share in order to restore some portion of their pre-offering value (“make-whole warrants”). In addition, the Company amended 346,500 stock options to purchase common stock to certain employees and consultants of the Company in a quantity sufficient to both restore some portion of their pre-offering value of their common stock and options and to provide ongoing incentive compensation. These “amended options” are exercisable at a price of $5.00 per share. Both the make-whole warrants and the amended stock options are exercisable for from three to five years. (See Note 8).

Also in connection with this IPO, as well as in connection with a licensing agreement, the Company is in the process of issuing to the Co-Chairmen of the Company options sufficient to bring their ownership to a combined 29.2% of the total number of outstanding shares of common stock on a fully diluted basis as of the closing of the IPO, assuming the exercise of such options. (See Note 11c).

NOTE 4. NOTES PAYABLE AND CONVERTIBLE NOTES:

April 2005 Private Placement

In April 2005, in a private financing that involved the issuance of 7% senior convertible promissory notes due one year from the date of issuance, the Company received proceeds of $800,000, initially convertible into 188,235 shares of common stock (the “April 2005 Private Placement”). The conversion percentage on the April 2005 Private Placement is 100% upon the completion of the IPO. The notes from the April 2005 Private Placement matured on April 21, 2006. However all existing April 2005 note holders agreed to extend their notes to October 31, 2006, and subsequent to September 30, 2006 further agreed to extend their notes to December 31, 2006.

The April 2005 Private Placement contains a provision that in the event the Company raises $4 million in equity financing, or debt financing convertible to equity, the holders of these notes will receive shares based on 115% of the balance of these notes. As a result of this dilutive calculation, an aggregate of 216,472 shares of the Company’s common stock are issuable upon the conversion, at a conversion price of $4.25 per share, discounted from an assumed IPO price of $5.00 per share, of 115% of the principal balance of the April 2005 Private Placement. Subsequent to the completion of the IPO, these notes were converted to 216,472 shares of common stock. (See Note 11c).

As part of the April 2005 Private Placement, investors were issued 94,120 warrants to purchase shares of the Company’s common stock at an exercise price of $4.25 per share. As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement (see below), and in connection with certain anti-dilution provisions in the warrant agreement, the exercise price of these warrants, was reduced to $2.45 per share at an assumed IPO price of $5.00 per share.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes from the April 2005 Private Placement are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price is expected to be less than the IPO price. See “June/September 2005 Private Placement” below.

June/September 2005 Private Placement

In June 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible at $4.25 per share into 294,118 shares of common stock. In September 2005, the Company received additional proceeds from the private financing of 7% senior convertible promissory notes in the aggregate principal amount of $645,000, due one year from the date of issuance, initially convertible at $4.25 per share into 151,765 shares of common stock (the “June/September Private Placement”). The automatic conversion percentage on the June/September 2005 Private Placement is 50% upon the completion of the IPO. In compliance with the requirements of the June/September 2005 private financing documents, a majority of these note holders approved the June 2006 Private Placement (see below) and have agreed to extend their notes to October 31, 2006, and subsequent to September 30, 2006 further agreed to extend their notes to December 31, 2006.

As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement (see below), and in connection with certain anti-dilution provisions in the note agreement, the exercise price of the underlying shares related to the June/September 2005 Private Placement, was reduced to $2.67 per share at an assumed IPO price of $5.00 per share. Accordingly, an aggregate of 387,014 shares of common stock are issuable upon the conversion of 50% of the principal and accrued interest to November 6, 2006 (the closing date of the IPO - see Note 11) in the June/September 2005 Private Placement. Subsequent to the completion of the IPO, 50% of the principal and accrued interest will be converted to 387,014 shares of common stock and $1,033,000 was repaid in cash. (See Note 11c).

As part of the June/September 2005 Private Placement, investors were issued 222,955 warrants to purchase shares of the Company’s common stock at an exercise price of $4.25 per share. As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement (see below), and in connection with certain anti-dilution provisions in the warrant agreement, the exercise price of the warrants related to the June/September 2005 Private Placement, was reduced to $2.52 per share at an assumed IPO price of $5.00 per share.

In accordance with EITF 98-5 and EITF 00-27, the convertible notes from the April 2005 Private Placement and June/September 2005 Private Placement are considered to have an embedded beneficial conversion feature because the conversion price is less than the fair market value at the issuance date and the contingent conversion price is expected to be less than the IPO price. The Company recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the April 2005 Private Placement and June/September 2005 Private Placement notes and related investor warrants in the amount of $2,097,478, using the fair value method. Due to certain modifications in the conversion terms of these notes, the Company has recorded an incremental beneficial conversion feature in connection with the value of the April 2005 and June/September 2005 notes in the amount of $537,475. Such amount is being amortized over the life of the respective notes. The Company recorded amortization of the beneficial conversion feature and debt discount in the amount of $604,881 and $1,352,182 during the three and nine months ended September 30, 2006, respectively, $432,732 and $550,273, during the three and nine months ended September 30, 2005, respectively, and $2,431,135 since inception. Per the terms of the note agreements, the Company shall use its best efforts to register the underlying common stock and warrants in conjunction with the IPO. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) there are no factors that would prohibit equity classification relating to the embedded conversion option or the warrants.

June 2006 Private Placement

In order to provide for certain cash requirements, the Company borrowed $525,000 in the first quarter of 2006 from new investors and existing noteholders of the Company, at an interest rate of 2 1/2% per month, with maturity dates from April 30, 2006 to May 17, 2006. During May 2006, these investors agreed to adopt the terms of the June 2006 Private Placement (see below).

On March 15, 2006, the Company initiated a private placement involving the issuance of 12% convertible promissory notes due one year from the date of issuance (“the March 2006 Private Placement Term Sheet”). The Company had raised $300,000 under this offering. The March 2006 Private Placement Term Sheet investors later agreed to adopt the terms of a second supplement to the March 2006 Private Placement Term Sheet, dated May 31, 2006 (“the May 2006 Private Placement Term Sheet Supplement”) which became the basis for the Company’s June 2006 Private Placement (see below).

On May 31, 2006, the Company issued the May 2006 Private Placement Term Sheet Supplement with respect to the June 2006 Private Placement. The Company raised a total of $3,481,762 (the “June 2006 Private Placement”), including $977,012 of principal and accrued interest rolled in from existing noteholders. Of this total, $800,000 was invested by a lead investor, to which the Company issued a non-convertible 15% senior secured promissory note, repayable the earlier of October 31, 2006 or at the time of the conclusion of the Company’s IPO. The remainder of the notes issued in connection with this offering was 15% senior secured convertible promissory notes repayable the earlier of October 31, 2006 or at the time of the Company’s conclusion of its IPO. Subsequent to September 30, 2006, the 15% non-convertible and 15% convertible notes were extended to December 31, 2006. Upon the completion of an IPO, an aggregate of 383,119 shares of the Company’s common stock would be issued upon the conversion, at a conversion price equal to 70% of an assumed IPO price of $5.00 per share, on 50% of the $2,681,762 principal amount of the convertible notes. These notes are only convertible contingent upon the closing of an IPO.

The June 2006 Private Placement promissory notes contain a provision that in the event their repayment occurs after August 30, 2006, they are repayable at 107.5% of the principal amount plus accrued interest to the date of repayment. Accordingly, since the notes were still outstanding as of August 30, 2006, the Company recorded a charge to interest expense of approximately $260,000 during the three months ended September 30, 2006. Subsequent to the completion of the IPO, 50% of the principal was converted to 383,119 shares of common stock and $2,533,610 was repaid in cash, representing 57.5% of the principal amount of the notes. (See Note 11c).

In addition, investors were issued 1,160,598 warrants to purchase shares of the Company’s stock at $0.01 per share. Subsequent to September 30, 2006, in connection with the completion of the Company’s IPO, one investor and one of the Company’s underwriters relinquished 36,923 warrants exercisable at $0.01 per share. (See Note 11c).

The Company evaluated the provisions of the aforementioned notes under EITF 00-19 and EITF 05-4, View A, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument” and accordingly classified the aforementioned warrants and registration rights agreement as equity. The gross proceeds of $3,481,762 associated with the June 2006 Private Placement were recorded net of a discount of $2,176,101, related to the fair value of the warrants. The debt discount of $2,176,101 will be accreted until the note matures. Accordingly, the Company recorded a charge of $1,514,929 and $1,665,762 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, the Company did not record a beneficial conversion feature in connection with the June 2006 Private Placement since these notes are only convertible contingent upon the Company conclusion of the IPO. Upon the conclusion of the IPO on November 6, 2006, based on a conversion price equal to 70% of an IPO price of $5.00 per share, the Company recorded an expense for the beneficial conversion feature in the amount of $909,883. (See Note 11c).

The Registration Rights Agreement entered into in connection with the June 2006 Private Placement requires the Company to file a registration statement by October 31, 2006. Subsequent to September 30, 2006, the agreement was extended to December 31, 2006. The underlying registration statement was declared effective by the SEC on November 1, 2006 (See Note 11c).

On June 26, 2006, as additional collateral pursuant to the June 2006 Private Placement, the Company’s co-chairmen pledged the 1,650,000 shares of the Company’s common stock that they personally own or control to secure the June 2006 Private Placement indebtedness. The stock pledge is a secondary, non-recourse liability which may be called upon only following the exhaustion of all legal remedies against the Company for collection of the indebtedness. The June 2006 Private Placement indebtedness is to be repaid or converted into shares of the Company’s common stock upon the conclusion of the IPO, and the stock pledge is to be released at that time. The June 2006 Private Placement indebtedness is also collateralized with a first lien on all of the Company’s assets as well as those of any Company’s subsidiaries now existing or that may be formed. (See Note 11).

Deferred Financing Costs

The Company incurred costs in conjunction with the April 2005 private financing, the June/September 2005 private financing and the June 2006 Private Placement. Total cash fees associated with the April 2005 and June/September 2005 private financings were $219,350. In addition, the placement agent was issued warrants to purchase 33,600 shares of common stock valued at $118,035. Maxim Group LLC and Capital Growth Financial (“CGF”) acted as the placement agents in the June 2006 Private Placement. Total cash fees associated with the June 2006 Private Placement were $365,317. In addition, the Company recorded deferred financing costs of $110,617 for the value of 31,508 placement agent warrants issued in connection with this financing, although Maxim Group LLC subsequently relinquished its portion of such warrants, or 8,644 warrants. The total of fees and the value of the warrants have been recorded as deferred financing costs and are being amortized over the life of the notes. Amortization of deferred financing costs for the 2005 and 2006 private financings totaled $393,232 and $532,603 for the three and nine months ended September 30, 2006, respectively, $64,354 for the three months and nine months ended September 30, 2005 and $680,817 since inception.

Notes Payable

On September 11, 2006, the Company raised $300,000 in a short term borrowing from an investor in the Company at an annual interest rate of 15%. The note is repayable in full on September 11, 2007, or repayable with a ten percent penalty at any date prior to maturity. The borrowing also carries the personal guarantees of the co-chairmen. Upon the conclusion of the IPO, 110% of this note was repaid.

NOTE 5. AUTHORIZED SHARES AND REVERSE STOCK SPLIT:

On May 8, 2006, the Company’s Board of Directors and holders of a majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares. Also on May 8, 2006, the Company’s Board of Directors and holders of a majority of the Company’s outstanding shares of common stock approved a one-for-ten reverse stock split. On August 16, 2006, following approvals by the Board of Directors and holders of a majority of Company’s outstanding shares of common stock, the Company’s Certificate of Incorporation was amended to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares. On August 25, 2006, following approvals by the Board of Directors and holders of a majority of Company’s outstanding shares of common stock, the Company’s Certificate of Incorporation was amended to effect a reverse one-for-ten stock split, which reduced the number of outstanding shares from 29,703,900 to 2,970,390. All share and per share information herein have been retroactively restated to give effect to this reverse stock split.

NOTE 6.  FORMATION OF SUBSIDIARY AND SIGNING OF PRELIMINARY, NON-BINDING FUNDING TERM SHEET:

On June 5, 2006, the Company formed a wholly owned subsidiary, DRV Capital LLC. This subsidiary may potentially purchase portfolios of defaulted consumer debt and attempt to collect on that debt, but has not yet been capitalized. In May 2006, the Company signed a preliminary, non-binding term sheet with a possible financial partner. Preliminary terms call for the partner to provide the Company with up to $20 million in such financings, secured by the debt portfolios which are purchased with those funds. The Company has not yet finalized these financing arrangements. As of September 30, 2006, DRV Capital LLC does not have any assets or liabilities.

NOTE 7. STOCKHOLDERS’ DEFICIENCY:

The Company recorded compensation expense representing the amortized amount of the fair value of options granted to advisory board members in 2003, 2004 and 2005, of $44,465 and $157,277 during the three and nine months ended September 30, 2006, respectively, $70,360 and $568,532 during the three and nine months ended September 30, 2005, respectively, and $2,130,875 since inception.

NOTE 8.  STOCK OPTIONS:

As of September 30, 2006, the Company had one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.  The 2005 Plan is administered by the Compensation Committee of the Board of Directors.  The 2005 Plan provides that the Compensation Committee of the Board of Directors may establish stock-based compensation awards for officers and other key employees, consultants and directors as recommended by management over the coming time period. As of September 30, 2006, 280,000 options have been issued under this plan.

A summary of option activity within the 2005 Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1,	—	—	—	—
Granted	280,000	$5.00	4.9Years	—
Exercised	—
Forfeited or Expired	—
Outstanding at September 30,	280,000	$5.00	4.9Years	$0
Exercisable at September 30,	115,000	$5.00	4.9Years	$0

As of September 30, 2006, the Company had 165,000 unvested options within the 2005 Plan.

A summary of option activity outside the 2005 Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1,	853,333	$7.23	—	—
Granted	490,000	$5.00	4.9 Years	—
Exercised	—	—	—	—
Forfeited or Expired	(43,333)
Outstanding at September 30,	1,300,000	$5.05	4.3 Years	$183,000
Exercisable at September 30,	1,275,000	$5.05	4.3 Years	$183,000

As of January 1, 2006 and September 30, 2006, the Company had 25,000 unvested options, outside the 2005 Plan.

In September 2004, the Company entered into an agreement to issue options to purchase 10,000 shares of its common stock at $10.00 per share to a member of the Company’s advisory board. The options will have an exercise period of three years, and will vest at such time as the Company achieves $2,000,000 in revenues as a result of the consultant’s efforts. On August 31, 2006, these options were repriced to $5.00 per share. As of September 30, 2006, the contingency has not been achieved, and the options have not been granted.

In September 2005, the Company entered into an agreement to issue options to purchase 330,000 shares of its common stock at $5.00 per share to two employees. These options have an exercise period of five years, vested at the conclusion of the Company’s IPO. (See Note 11).

On July 5, 2006, the Company issued options to purchase 50,000 shares of its common stock at $5.00 per share to the Company’s Chief Financial Officer. The options have an exercise period of five years, were valued at $188,000, and will be expensed over the vesting period. Half of these options vested upon issuance and half will vest on December 31, 2006. During the nine months ended September 30, 2006, the Company recorded a compensation charge in the amount of $141,000 for these options.

On August 7, 2006, the Company issued options to purchase 50,000 shares of its common stock at $5.00 per share to the Company’s Controller. The options have an exercise period of five years, were valued at $188,000, and will be expensed over the vesting period. Half of these options will vest on February 7, 2007 and half will vest on the anniversary date. During the nine months ended September 30, 2006, the Company recorded a compensation charge in the amount of $31,333 for these options.

On August 31, 2006, the Company amended the exercise price of options to purchase 346,500 shares of its common stock issued to employees and consultants of the Company during 2003 and 2004. The repricing included options for 214,000 shares previously issued to directors and employees, and options for 132,500 shares previously issued to consultants. The exercise price was reduced from $10.00 per share to $5.00 per share, to reflect the expected market value of the stock upon the effective date of the IPO. The amended options were valued at $204,800 for directors and employees, and $91,125 for consultants, amounting to an aggregate excess option value of $295,925, and were expensed at issuance.

On August 31, 2006 the Company issued options to purchase 360,000 shares of its common stock at $5.00 per share to employees of the Company. The options have an exercise period of five years, and were valued at $1,353,600. 245,000 of these options vested upon issuance, and 115,000 will vest on August 31, 2007, and will be expensed over the vesting period. Of these option grants, 230,000 options grants are within the Company’s Incentive Stock Option Plan, and 130,000 are outside of the plan. The Company recorded an expense of $957,233 during the nine months ended September 30, 2006 related to this issuance.

On August 31, 2006 the Company issued options to purchase 310,000 shares of its common stock at $5.00 per share to two consultants of the Company. The options have an exercise period of five years, were valued at $1,165,600, and vested upon issuance. These options grants are outside of the Company’s stock plan. The Company recorded an expense of $1,132,178 during the nine months ended September 30, 2006 related to this issuance.

During the nine months ended September 30, 2006, the Company recorded an expense of $157,277 representing the amortized amount of the fair value of options issued to non-employees prior to January 1, 2006.

NOTE 9.  EMPLOYEE BENEFIT PLAN:

Beginning January 1, 2006, the Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code. This plan is for all employees who were employed by the Company at December 31, 2005 or who have completed 1,000 hours of service. Company contributions are made in the form of the employee’s investment choices and vest immediately. The Company will match the first 3 percent of the employee contribution on a dollar for dollar basis. After 3%, the Company matches an additional ½% for every 1% that the employee contributes up to a maximum match of 4% of the employees’ salary or the maximum contribution allowed under Internal Revenue Code. Contributions for the three and nine months ended September 30, 2006 were $12,379 and $42,640 respectively.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Financial Statements and is currently not yet in a position to determine such effects.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11. SUBSEQUENT EVENTS:

a. Options and warrants

On October 9, 2006, the Company issued options to purchase 20,000 shares of its common stock exercisable at $5.00 per share to a new advisory board member. The options have an exercise period of five years, were valued at $75,200, and will be expensed over the two year term of the advisory service period.

On November 1, 2006, the Company issued options to two employees to purchase 6,000 shares of its common stock exercisable at $5.00 per share. The options have an exercise period of five years, were valued at approximately $22,500, and will be expensed over the vesting period.

On November 6, 2006, in connection with its IPO, the contingency regarding previously issued options to two employees to purchase 330,000 shares of its common stock exercisable at $5.00 per share was achieved, and the options were granted. The options have an exercise period of five years, were valued at $1,240,800, and were expensed at issuance.

On November 6, 2006, in connection with its IPO and in connection with a licensing agreement, the Company is in the process of issuing options to the two vice-chairmen to purchase 1,517,434 shares of its common stock exercisable at $5.00 per share. The options have an exercise period of ten years, were valued at $6,828,453, and were expensed at issuance.

b. Short-term notes payable

Subsequent to September 30, 2006, the Company received advances from several board members, officers, and their family members totaling $360,000. The borrowings carried an interest rate of 18%, had maturities of two months to one year, and were prepayable at any time at the option of the borrower and by agreement in the event of a public offering at from 110% to 115% of the amount borrowed. At the conclusion of the IPO, these notes and the Company’s other $300,000 short term note were repaid. The Company recorded approximately $74,000 in financing costs related to these borrowings.

c. Initial public offering

On November 6, 2006, the Company completed an IPO. The Company sold 2,500,000 shares of common stock at $5.00 per share pursuant to the IPO. EKN Financial Services, Inc. acted as the managing underwriter and National Securities Corporation, Joseph Stevens & Company, Inc. and Maxim Group LLC acted as co-underwriters. At the same time the Company commenced its IPO, it registered for resale by selling stockholders 2,483,819 shares of common stock issuable upon conversion of convertible notes or exercise of warrants. The Company will not receive any of the proceeds from the sale of shares of its common stock by the selling stockholders.

After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds to the Company of approximately $10,680,000. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes, the Company’s cash position will be approximately $7,100,000. The Company also issued to the underwriters an over-allotment option to purchase 375,000 shares of common stock at $4.60 per share. In connection with the IPO, an agreed-upon portion of the Company’s convertible notes will be automatically converted into 986,605 shares of the Company’s common stock.

In connection with its IPO, the Company recorded an expense of $909,883 for the beneficial conversion feature of the June 2006 Private Placement, (see Note 4), $846,660 for the accelerated amortization of the beneficial conversion feature and related deferred financing costs of its convertible notes of the April 2005 Private Placement and the June/September 2005 Private Placement, $130,773 in incremental interest payable on those financings, $1,240,800 for the recording of stock options issued at the close of the IPO, and $6,828,453 in expense related to the issuance of stock options in the process of being issued following the close of the IPO in connection with a licensing agreement with the Company’s co-chairmen.

The following table presents summary balance sheet information as of September 30, 2006 to give effect on a pro forma basis to the sale of 2,500,000 shares of common stock on November 6, 2006 at $5.00 per share, but without giving effect to the 375,000 shares of common stock which may be issued on a subsequent date in connection with the underwriters’ over-allotment option, after deducting underwriting discounts and expenses and estimated offering-related expenses, the automatic conversion of the contractual portion of the Company’s outstanding convertible notes into 986,605 shares of common stock, the accelerated amortization of beneficial conversion feature and deferred offering costs related to the Company’s 2005 and 2006 debt offerings, and the payment of the interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes in the amount of $3,650,000 upon completion of the Company’s IPO:

	As of September 30, 2006	As of September 30, 2006
	Actual	Pro Forma
Total Current Assets	$75,663	$7,102,222
Total Noncurrent Assets	614,354	210,268
Total Assets	$690,017	$7,312,490

Total Current Liabilities	$7,413,515	$1,430,824

Stockholders’ (deficiency):
Common Stock	$2,970	$6,457
Additional paid-in-capital	14,306,457	36,873,077
Accumulated deficit	(21,032,925)	(30,997,868)
Total stockholders’ (deficiency) equity	(6,723,498)	5,881,666
Total liabilities and stockholders’ (deficiency) equity	$690,017	$7,312,490

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a development stage company. Since our inception, we have devoted substantially all of our efforts to planning, research and development activities, and raising capital. In February 2004, we implemented the DebtResolve system on a test basis with a collection agency. In June and November 2004, we implemented our system with our second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. To date, we have fourteen clients under contract, ten of which have commenced operations with us.

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

We have prepared for our entry into the European debt collection market by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that, initially, our expenses associated with servicing United Kingdom and other European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require further customization. We have begun identifying and preliminarily negotiating with companies that have the capability to provide local, outsourced European customer service support for us on an as-needed basis, the expense of which will be variable with the level of business activity. We may incur additional costs, which we cannot anticipate at this time, if we determine to expand into Canada and other foreign countries. In other areas of the world, including Japan, Korea and Israel, we are exploring partnerships for sales distribution to expand our market presence without adding substantial overhead or other costs, but have not yet entered into any agreement or commitment with any such company.

Our revenues to date have been nominal. We have financed our activities to date through the proceeds from sales of our common stock in private placement financings, the issuance of our convertible promissory notes in three private financings and the sale of 2,500,000 shares of our common stock in our initial public offering (“ IPO”), as well as our management’s contributions of cash and the forgiveness of royalty and consulting fees. In connection with our marketing and client support goals, we expect our operating expenses to be approximately $1,000,000 per quarter, and to increase as we employ additional technicians, sales staff, accountants and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal and other sales and marketing expenses will increase as we expand our sales, marketing and support capabilities. Our web hosting expense will also grow in tandem with expanded usage, but will be a minor expense compared to expected revenues associated with that growth. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

Our current contracts provide that we will earn revenue in one of two ways: based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system or based on recurring license fees coupled with other transaction fees. Under the “percent of debt collected” method, revenue is recognized when the settlement amount of debt is collected by our client. The material risk that we face by relying on the “percent of debt collected” model is that if the clients do not successfully settle and collect debt through our system, we may not generate any revenue from the clients or recoup the real and opportunity costs of implementing our system for those clients. Under the “licensing method” method, revenue is recognized monthly when such revenue is due and payable by our client. The material risk that we face by relying on the “licensing” model is that we may have received more revenue if we had used the “percentage of debt collected” method. While the “percent of debt collected” model is used for revenue recognition on existing contracts and will continue to be used going forward most contracts currently in process include provisions for set-up fees, and base revenue on a monthly licensing fee per account with a small transaction fee on debt settlement.

In all cases, it is our policy to charge a set-up fee for the implementation and customization of our system for each client. However, for the early adopters of our system, we waived set-up fees and certain other transactional fees because their use of our system and feedback were important in the early stages of the system. We no longer waive set-up fees and other transactional fees for new clients as a matter of course.

Our original contracts were all written for clients who are using our first module, DR Settle. For the collection of early-stage debt through our DR Prevent module, we anticipate using a fee model based on the number of accounts which the client sends to the DebtResolve system, plus transaction fees for either log-ins or successful payments. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge. Some of our current contracts provide for license fees.

We also plan to enter into the business of purchasing and collecting debt. Through a subsidiary we have formed for this purpose, DRV Capital LLC, we plan to buy portfolios of charged-off debts at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempt to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. We believe that there will be two benefits from this operation. First, we expect to earn revenues from this venture, by buying and settling these consumer debts, and especially opportunistic, Internet-related debt, such as debts associated with ISPs and e-commerce merchants. Second, we believe that we will develop a new paradigm for the collection of such debts, as well as develop “best practice” usage methods, which we can then share with our core clients.

Our plans call for us to finance these charged-off debt portfolios using funds borrowed from investment partners, enabling us to diversify our investment and potentially mitigate risks in this sector by taking small percentage positions in many larger pools. Investment partners in charged-off debt portfolios would typically include large financial institutions, hedge funds and private investment companies. We anticipate that we will enter into arrangements with financial partners who will provide the bulk of the funding for our debt purchases. In May 2006, we signed a preliminary, non-binding term sheet with a possible financial partner; however, as of the date of this report, we have not finalized any financing arrangements to allow us to engage in the debt purchasing business, and we cannot assure you that such financing will be available on suitable terms, if at all. Revenue streams associated with this business will include servicing fees earned and paid, collections of principal in excess of the price paid, interest earned on purchased debt and paid to investment partners and, from time to time, gains on the resale of remaining balances. We may also expect to earn increased revenues from the use of our DebtResolve system by the agencies subcontracted to collect the debts. We expect that revenues earned from our proposed debt purchase and collection business will develop slowly, over several months or longer, beginning from the time we first capitalize our subsidiary, which is expected to be sometime in late 2006. We have already hired experienced staff and incurred certain legal expenses to prepare for entering this business. Until we achieve certain scale in these operations, we expect early revenues will at first only cover those costs.

Results of Operations

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

Revenues

Revenues totaled $30,617 and $7,306 for the three months ended September 30, 2006 and 2005, respectively. We earned revenue during the three months ended September 30, 2006 from collection agencies, a lender and a bank that implemented our online system. Of the revenue earned in 2006, $12,500 was earned for fees charged to license our software for the period, and $18,117 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system. Revenue in 2005 was based solely on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $1,921,778 for the three months ended September 30, 2006, an increase of $1,516,120 over payroll and related expenses of $405,658 for the three months ended September 30, 2005. This increase was due primarily to the recording of a stock-based compensation charge for employees in the quarter ended September 30, 2006 in the amount of $1,334,366 related to stock options issued during this period. We recorded no stock based compensation for the quarter ended September 30, 2005. In addition, there was an increase in staffing, which resulted in salary expense of $517,607 for the three months ended September 30, 2006, an increase of $150,655 over salary expense of $366,952 for the three months ended September 30, 2005. This increase was partially offset by a reduction in imputed salary expense, due to a change in the employment agreement with key executives of ours. For the three months ended September 30, 2005, the imputed salary expenses were $37,500 for the minimum base salary amounts under the employment agreement with the General Counsel. No salary payments were made to this executive during the three months ended September 30, 2005, and we recorded his imputed compensation as a capital contribution. The General Counsel is no longer with us. The increase in staffing for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 includes a Corporate Controller as well as additional client services staff to accommodate our future business growth. Related payroll expenses for the three months ended September 30, 2006 amounted to $69,805, as compared with $42,906 for the three months ended September 30, 2005, an increase of $26,899.

General and administrative expenses. General and administrative expenses amounted to $1,644,887 for the three months ended September 30, 2006, as compared to $415,491 for the three months ended September 30, 2005, an increase of $1,229,396. This increase was primarily due to the recording of stock based compensation for options granted to consultants in the quarter ended September 30, 2006 of $1,267,768, as compared with stock based compensation in the amount of $70,360 for the quarter ended September 30, 2005. Also, for the quarter ended September 30, 2006 consulting fees amount to $58,795, which includes a recruitment fee in the amount of $32,500, as compared with $44,362 in consulting fees for the quarter ended September 30, 2005, resulting in an increase of $14,433. Audit fees increased by $20,228 to $71,110 during the three months ended September 30, 2006 from $50,882 in the three months ended September 30, 2005. Other general operating costs during the quarter ended September 30, 2006 amounted to $247,214, as compared with $245,626 for the quarter ended September 30, 2005.

Interest income (expense). Net interest expense totaled $443,269 for the three months ended September 30, 2006, compared to interest expense of $35,643 for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2006 includes interest accrued on our 7% convertible notes and 15% convertible and non-convertible notes, in addition to 7 ½% of the principal of the 2006 convertible notes, while the earlier period included interest on only a portion of these borrowings.

Amortization of deferred debt discount. Amortization expense of $2,119,810 was incurred for the three months ended September 30, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with our convertible note offerings. This expense amounted to $ 432,732 in the prior year. The increase is due to additional convertible note offerings and partial period amortization during the earlier period.

Amortization of deferred financing costs. Amortization expense of $393,232 was incurred for the three months ended September 30, 2006 for the amortization of deferred financing costs associated with our convertible note offerings. Amortization of deferred financing costs for the three months ended September 30, 2005 amounted to $64,354.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 and 2005, totaled $84,908 and $9,833 respectively. We earned revenues during the nine months ended September 30, 2006 from collection agencies, a lender and a bank that implemented our online system. Of total revenues earned in 2006, $27,083 was earned from licensing fees, and $53,861 was based on a percentage of the amount of debt collected from accounts placed on our online system (contingency fees). Revenues in 2005 was based solely on a percentage of the amount of debt collected from accounts placed on our online system. We also earned $3,600 in start-up fees during the nine months ended September 30, 2006.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $3,123,518 for the nine months ended September 30, 2006, an increase of $2,180,733 over payroll and related expenses of $942,785 for the nine months ended September 30, 2005. This increase was due primarily to the recording of a stock-based compensation charge for employees in the quarter ended September 30, 2006 in the amount of $1,334,366 related to stock options issued during this period. We recorded no stock based compensation for employees for the quarter ended September 30, 2005. In addition, there was an increase in staffing, net of a reduction in imputed salary expense, due to a change in the employment agreement with a key executive of ours. For the nine months ended September 30, 2005, the imputed salary expenses were $112,500 for the minimum base salary amounts under the employment agreements with the Chief Executive Officer and the General Counsel. No salary payments were made to these executives during the nine months ended September 30, 2005, and we recorded their imputed compensation as a capital contribution. In 2006, the Chief Executive Officer’s salary was paid and/or accrued. The General Counsel is no longer with us. The increase in staffing in 2006 compared to 2005 includes a Chief Financial Officer, a Corporate Controller, a sales staff, and additional programmers and client services staff, to accommodate our future business growth. Salary expense for the nine months ended September 30, 2006 amounted to $1,501,815, an increase of $767,030 over salary expense of $734,785 in 2005. Related payroll expenses for the nine months ended September 30, 2006 amounted to $287,337, as compared with $212,199 for the corresponding period of the prior year, an increase of $75,138.

General and administrative expenses. General and administrative expenses amounted to $2,762,100 for the nine months ended September 30, 2006, an increase of $1,430,149, as compared to $1,331,951 for the nine months ended September 30, 2005. This increase was primarily due to the recording of stock based compensation in the nine months ended September 30, 2006 in the amount of $1,380,580, as compared with $568,532 for the nine months ended September 30, 2005, resulting in an increase of $812,048. This charge is related to stock options issued during this period. Legal fees for the nine months ended September 30, 2006 amounted to $414,405, as compared with $70,707 for 2006, an increase of $343,698. Also, for the nine months ended September 30, 2006, consulting fees amounted to $126,568, which includes a recruitment fee in the amount of $32,500, as compared with consulting fees of $58,233 for the nine months ending September 30, 2005, an increase of $68,335. Audit fees increased by $52,765 to $197,735 during the nine months ended September 30, 2006 from $144,970 in the nine months ended September 30, 2005. Occupancy costs for the nine months ended September 30, 2006 increased during the nine months in 2006 by $48,425 to $106,356, as compared with $57,931 for the nine months ended September 30, 2005 due to moving to larger facilities to accommodate growth potential. Travel and marketing expenses increased by $110,858 to $237,689 during the nine months ended September 30, 2006 from $126,831 as we accelerated marketing efforts.

Interest income (expense). Interest expenses totaled $662,333 for the nine months ended September 30, 2006, compared to $64,321 for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 includes interest accrued on our 7% convertible notes and 15% convertible notes, as well as interest accrued on $875,000 in other short term notes. During the nine months ended September 30, 2006, we also recorded a penalty of 7 ½% of the principal of the 2006 convertible notes, Interest expense for the nine months ended September 30, 2005 included interest accrued on only a portion of the 7% convertible notes.

Amortization of deferred debt discount. Amortization expense of $3,017,944 was incurred for the nine months ended September 30, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with our convertible note offerings. This expense was $551,267 for the nine months ended September 30, 2005. The increase is due to additional convertible note offerings and partial period amortization during the earlier period.

Amortization of deferred financing costs. Amortization expense of $532,603 was incurred for the nine months ended September 30, 2006 for the amortization of deferred financing costs associated with our convertible note offerings. Amortization of deferred financing costs for the three months ended September 30, 2005 was $64,321.

Liquidity and Capital Resources

As of September 30, 2006, we had a working capital deficit in the amount of $7,337,852, and cash and cash equivalents totaling $15,944. We incurred a net loss of $6,502,879 and $10,048,576 for the three and nine months ended September 30, 2006, respectively, and $21,032,925 since inception. Cash flow used in operating and investing activities was $2,671,311 and $4,170, respectively, for the nine months ended September 30, 2006. Cash flow provided by financing activities was $2,667,849.

On September 11, 2006, we raised $300,000 in a short term borrowing at an annual interest rate of 15%. The note was repayable in full on September 11, 2007, or repayable with a ten percent penalty at any date prior to maturity. Subsequent to September 30, 2006, at the conclusion of the our IPO, 110% of this note was repaid.

Subsequent to September 30, 2006, we received advances from several board members, officers, and their family members totaling $360,000. The borrowings carry an interest rate of 18%, had maturities of from two months to one year, and were prepayable at any time at the option of the borrower and by agreement in the event of a public offering at 110% of the amount borrowed. The money from these borrowings was used to fund our operating expenses until we completed our IPO. At the conclusion of the IPO, 110% of these notes were repaid.

On November 6, 2006, we completed an IPO. We sold 2,500,000 shares of common stock on at $5.00 per share pursuant to the IPO. After deducting underwriting discounts and expenses and offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $10,650,000. We may also issue 375,000 shares of common stock on a subsequent date, in connection with the underwriters’ over allotment option, which may result in net proceeds after offering expenses of approximately $1,725,000. Based upon projected revenues and operating expenses, we believe we have sufficient working capital to finance our operation for the coming year. At the same time we commenced our IPO, we registered for resale by selling stockholders 2,483,819 shares of common stock issuable upon conversion of convertible notes or exercise of warrants. We will not receive any of the proceeds from the sale of shares of our common stock by the selling stockholders. We are using the proceeds of the IPO for the repayment of approximately $3,700,000 in interest and a portion of the remaining principal of our outstanding notes and convertible notes, and there has been no material change in our planned use of proceeds from the IPO than what is described in our final prospectus relating to the IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

Imputed salary expense

Under the terms of employment agreements we have had with our Co-Chairman and Chief Executive Officer and with our Executive Vice President, General Counsel and Secretary during the three months ended September 30, 2005, we did not pay these officers a salary, due to certain conditions as specified in the agreements. We recorded compensation expense and a capital contribution in an amount equal to the salary that would have been paid during those periods, representing an imputed compensation expense for the minimum base salary amounts under the agreement with them, as if we had met the condition for paying their salaries. During the three months ended September 30, 2006, the terms of these employment agreements had changed. Beginning April 1, 2005, the Co-Chairman and Chief Executive Officer began to draw a salary. The Executive Vice President, General Counsel and Secretary left our employ effective June 30, 2005.

Research and development

We follow the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of our online software product prior to establishing technological feasibility. In January 2004, we substantially completed the development of and began marketing our online product. In our management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, including the three months ended September 30, 2005 and 2006, costs incurred in connection with the operation, maintenance, modification, and customization of our product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Income taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we use an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. We have had net losses since inception and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock-based compensation

Prior to January 1, 2006, stock options issued to employees under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost was reflected in the net loss for prior periods, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, required the disclosure of the effect on net loss and loss per share had we applied the minimum value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. Since there is no public market for our stock, we did not consider volatility in estimating the value of each option granted to employees; we followed the minimum value method. The estimated minimum value of the options granted is amortized on a proforma basis over the option vesting periods. We accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. We have adopted the modified prospective transition method and therefore, have not restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the three months ended September 30, 2006 on net loss or basic and diluted net loss per share, as all options previously granted to employees vested prior to adoption and there were no new issuances during the period. The fair value of each option granted to employees and non-employees will be estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted will be recognized as an expense over the requisite service period of the award, which is generally the option vesting period. The fair value of each option granted will be estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 96.7%, risk-free interest rates for individual options in accordance with the accounting pronouncement and will expense that fair value over the vesting period of the options. Since there is no public market for our stock, we use a volatility measure based on an average volatility of the stock of five comparable companies during their first five years as a publicly traded company in estimating the value of each option.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” “potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Registration Statement on Form SB-1, filed on July 21, 2006, as amended, section labeled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. Controls and Procedures

Evaluation of our disclosure controls and procedures

As of the conclusion of the three months ended September 30, 2006, our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal control over financial reporting

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Our internal control procedures contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

We maintain a system of internal control over financial reporting, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors.

Our independent registered public accounting firm in previous accounting periods reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness related to the March 31, 2005, December 31, 2004 and December 31, 2003 financial close process of transactions and accounting entries related to the accounting for stock options granted to consultants and advisory board members in lieu of compensation. The adjustments related to these matters have been made by us in connection with the restatement of the audited financial statements for the years ended December 31, 2004 and 2003 and the quarterly financial statements for the three months ended March 31, 2005. On April 14, 2006, we filed a report on Form 10-KSB for the year ended December 31, 2005. This report included the corrected expense of options granted to non-employees for the year ended December 31, 2004 and amended data for the first three quarterly periods of the year ended December 31, 2005.

Beginning with the fourth quarter of 2005, management implemented improved controls over financial reporting. During most of the time period when the above-noted errors occurred regarding the recording of expense for consultant options, the Company’s CFO worked part time, and both the CFO and the part-time bookkeeper worked from their homes. During June, 2005, we employed a full time CFO, and in September, 2005, hired a senior financial analyst, a competent accounting professional who provided segregation of duties and support for analytical functions. During this time period, we developed a set of accounting procedures and began to implement them, including formal bank reconciliations, written purchase orders, analysis of revenues and receivables, etc. Subsequent to the restatements of 2004 and the first three quarters of 2005, we have demonstrated the ability to produce annual and quarterly financial reports on a timely basis as well as other financial information that was required as part of the IPO process. During August, 2006, Debt Resolve hired an experienced Controller who has extensive background in finance, systems, establishing internal controls, managing accounting departments and operations, as well as experience in SEC reporting. As a result of hiring a Controller, there is segregation of duties, and a system of checks and balances.

Our management has concluded that with the recent improvements in controls over the preparation of our financial reports, errors that occurred with respect to accounting for options granted to non-employees are not likely to reoccur, and that our disclosure controls and internal control over financial reporting are effective at the reasonable assurance level.

Commencing the year ending December 31, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments in 2008. We have commenced discussions with various consulting firms specializing in Sarbanes-Oxley implementation, particularly in small companies. Management has been educated on Sarbanes-Oxley Section 404 requirements, and plans to meet those requirements for fiscal year 2007.

Changes in internal control over financial reporting

As of the period ending September 30, 2006, we have materially improved our internal control over financial reporting by hiring a Controller, and designing and implementing systems and procedures to ensure reliability of information.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On November 6, 2006, we completed our initial public offering (“IPO”) of 2,500,000 shares of our common stock at an initial offering price of $5.00 per share. We sold 2,500,000 shares of common stock at an aggregate offering price of $12.5 million. The IPO commenced on November 1, 2006 pursuant to a Registration Statement on Form SB-2 (Registration No. 333-135911) that the Securities and Exchange Commission declared effective on November 1, 2006. EKN Financial Services, Inc. acted as the managing underwriter and National Securities Corporation, Joseph Stevens & Company, Inc. and Maxim Group LLC acted as co-underwriters. At the same time we commenced our IPO, we registered for resale by selling stockholders 2,483,819 shares of common stock issuable upon conversion of convertible notes or exercise of warrants. The offering will terminate after all the securities registered are sold.

After deducting underwriting discounts and commissions of $1,000,000 and offering-related expenses of $850,000, the IPO resulted in net proceeds to us of approximately $10,650,000. No offering expenses were paid directly or indirectly to any of our directors, officers or their associates, persons owning ten percent or more of any class of our equity securities or any other of our affiliates. We have deposited the net proceeds of the IPO in a highly rated financial institution in the United States. We will not receive any of the proceeds from the sale of shares of our common stock by the selling stockholders. We are using the proceeds of the IPO for the repayment of approximately $3,700,000 in interest and a portion of the remaining principal of our outstanding notes and convertible notes, and there has been no material change in our planned use of proceeds from the IPO than what is described in our final prospectus relating to the IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b).

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

Current Report on Form 8-K filed on July 28, 2006 reporting the issuance of a press release relating the filing for an initial public offering.

Current Report on Form 8-K filed on August 18, 2006 reporting the appointment of Jeff Bernstein to the board of directors.

Current Report on Form 8-K/A filed on August 21, 2006 attaching a press release to the Current Report on Form 8-K filed on August 18, 2006.

Current Report on Form 8-K filed on August 31, 2006 reporting the increase in authorized shares and the reverse stock split.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: November 14, 2006	By:	/s/ James D. Burchetta
James D. Burchetta Co-Chairman and Chief Executive Officer (principal executive officer)

DEBT RESOLVE, INC.

Dated: November 14, 2006	By:	/s/ Katherine A. Dering
Katherine A. Dering Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)