Form 10KSB
period 2006-12-31
DEBT RESOLVE INC
filed 2007-04-17
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

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

The issuer’s revenues for its fiscal year ended December 31, 2006 were $98,042.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $20,407,267, based on a closing price of $4.23 per share on April 12, 2007, as quoted on the American Stock Exchange.

As of April 12, 2007, 6,675,263 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2007 annual meeting of stockholders.

DEBT RESOLVE, INC.

2006 FORM 10-KSB

TABLE OF CONTENTS

PART I.

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

Overview

Debt Resolve, Inc. (“we,” “our,” “us” and similar phrases refer to Debt Resolve, Inc.), is a Delaware corporation formed on April 21, 1997. We are a development stage company providing a patented software solution to consumer lenders based on our licensed, proprietary DebtResolve® system. Our Internet-based bidding system facilitates the settlement and collection of defaulted consumer debt via the Internet. Our existing and target creditor clients include banks and other credit originators, credit card issuers and third-party collection agencies, as well as assignees and buyers of charged-off consumer debt. We believe that our system, which uses a client-branded user-friendly web interface, provides our clients with a less intrusive, less expensive, more secure and more efficient way of pursuing delinquent debts than traditional labor-intensive methods.

Our DebtResolve system brings creditors and consumer debtors together to resolve defaulted consumer debt online through a series of steps. The process is initiated when one of our creditor clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts. The client then invites its consumer debtor to visit a client-branded website, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the defaulted debt through our DebtResolve system. Through our hosted website, the debtor is allowed to make three or four offers, or select other options to resolve or settle the obligation. If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s account. We then bill our client for the applicable fee. The entire resolution process is accomplished online.

We completed development and commenced licensing of our software solution in 2004 and have generated nominal revenues to date. We currently have written contracts in place with, and have begun processing select portfolios for several banks and collection agencies. Since we have generated nominal DebtResolve system revenues to date from these contracts we believe that none of our existing clients is more or less critical to us than any other at this stage and, therefore, the loss of one or more of these contracts would not have a material adverse impact on our business.

Through DRV Capital LLC, our wholly-owned subsidiary formed on June 5, 2006, we have also entered into the business of purchasing and collecting debt. DRV Capital purchases defaulted consumer debt portfolios that we manage and collect through our DebtResolve system. This subsidiary is headed by an individual with extensive experience in the debt buying and debt collection industries. DRV Capital purchases charged-off debt portfolios through its single-purpose subsidiary EAR Capital I, LLC, formed in December 2006, using funding provided by an investment partner, enabling us to diversify our investment in this sector by taking positions in many pools. We, as the parent company, may also earn increased revenues from the use of our DebtResolve system by agencies that may be subcontracted to collect these debts. We expect that revenues earned from the debt purchase and collection business will develop slowly, over several months, beginning from the time we first capitalized the subsidiary, in January 2007.

On January 19, 2007, we acquired First Performance Corporation, a privately-owned debt collection agency with approximately 100 collectors, revenues of $6 million for the year ended December 31, 2006, and offices in Florida and Nevada, which we now operate as a wholly-owned subsidiary. We believe that through the use of our DebtResolve system, our new collection agency and debt buying subsidiaries will be able to achieve significant economic advantages over our competitors, by both reducing collection costs and achieving improved collection returns. In addition, we believe the two will serve as test labs to develop “best practices” for the integration of our DebtResolve system into the accounts receivable management environment.

As our efforts expand into the debt buying and collection agency businesses, we may depend less and less on revenues generated by the direct licensing of our DebtResolve system.

Corporate Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. In 2000, we filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission, or SEC, and became a reporting, non-trading public company. Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta and Charles S. Brofman, directors of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares. We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris. Our board of directors was then reconstituted and we began our current business and product development. On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares. On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares. On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to affect a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares. On November 6, 2006, we completed an initial public offering which, in conjunction with the conversion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696. Subsequent common stock grants and option exercises have brought us to our current number of outstanding shares of common stock. Our principal executive offices are located at 707 Westchester Avenue, Suite L7, White Plains, New York 10604, and our telephone number is (914) 949-5500. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

Our Strengths

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the DebtResolve system, we designed the system to be user-friendly and easily navigated.

We believe our DebtResolve system has two key features that make it unique and valuable:

•
It utilizes a blind-bidding system for settling debt - This feature is the subject of patent protection and, to date, has resulted in settlements and payments that average above the floor set by our clients.

•
It facilitates best practices - The collections industry is very results-driven. To adopt new techniques or technology, participants want to know exactly what kind of benefits to expect. We recognize this and also know that Internet-based collection is a new technology and there is room to improve its performance. Through First Performance, our new collection agency business, and DRV Capital, our debt-buying business, we can not only monitor results on multiple types of debt, but also build best practices for how debtors can be encouraged to go to the website and how - once there - they can be encouraged to pay. By sharing the results with our clients and building best practices, we expect to help secure sales and improve revenue to us.

The main advantages to consumer debtors in using our DebtResolve system are:

•	A greater feeling of dignity and control over the debt collection process.

•	Confidentiality, security, ease-of-use and 24-hour access.

•	A less threatening experience than dealing directly with debt collectors.

Despite these advantages, neither we nor any other company has established a firm foothold in the potential new market for online debt collection. Effective utilization of our system will require a change in thinking on the part of the debt collection industry, and the market for online collection of defaulted consumer debt may never develop to the extent that we envision or that is required for our Internet product to become a viable, stand-alone business. However, we intend to continuously enhance and extend our offerings and develop significant expertise in consumer behavior with respect to online debt payment to remain ahead of potential competitors. We believe we have the following key competitive advantages:

•	To our knowledge, we are the first to market an integrated set of Internet-based consumer debt collection tools.

•
As the first to market, we have developed early expertise which we expect will allow us to keep our technology on the leading edge and develop related offerings and services to meet our clients’ needs.

•	The patent license to the Internet bidding process protects the DebtResolve system’s key methodology and limits what future competitors may develop.

•	The effectiveness of the Internet bidding model to settle claims has already been shown in the insurance industry by Cybersettle, Inc. (with respect to insurance claims) and our first clients.

•	The industry reputation of our management team and the extensive consumer debt research we have conducted provide us with credibility with potential clients.

•	The ability to share best practices with our clients due to the collaborative efforts of our three complimentary businesses.

Development-Stage Activities and Acquisitions

During the last several years, we have devoted substantially all of our efforts to planning and budgeting, product development, and raising capital. In January 2004, we substantially completed the development of our online and began marketing to banks, collection agencies, debt buyers and other creditors. In February 2004, we implemented our DebtResolve system, on a test basis, with a collection agency. From that time forward, we have implemented our system with additional clients, but have not earned, nor did we expect to generate, significant revenues from these clients during the initial start-up periods. As of December 31, 2006, our subsidiary, DRV Capital LLC, had not yet begun operations or recorded any revenue. On January 19, 2007, we acquired all of the outstanding shares of First Performance Corporation TM for a combination of cash and shares of our common stock.

Our Core Business

The DebtResolve System

Our DebtResolve system brings creditors and consumer debtors together to resolve defaulted consumer debt through a series of steps. The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts. The client then invites its customer (the consumer debtor) to visit a client-branded website, developed and hosted by us, where the consumer debtor is presented with an opportunity to satisfy the defaulted debt through the DebtResolve system. Through the website, the consumer debtor is allowed to make three or four offers, or select other options, to resolve or settle the obligation. If the consumer debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s own account. We then bill our client for the applicable fee. The entire resolution process is accomplished online.

Our DebtResolve system consists of a suite of modules. These modules include the core DR Settle™ module, DR Pay™ for online payments, DR Control™ for system administration, DR Mail™ as our secure e-mail methodology, DR Prevent™ for early stage collections treatments and DR-Default™ for collection of defaulted mortgages and automobile loans. Our DebtResolve system is centered on our online bidding module, DR Settle, which allows debtors to make offers, or “bids,” setting forth what they can pay against their total overdue balances.

We believe that our DebtResolve system can be a highly effective collections tool at all stages and with each class of potential DebtResolve system users we have identified, including credit originators, outside collection agencies and debt buyers. The means by which collections have traditionally been pursued, by phone and mail, are, we believe, perceived by debtors as intrusive and intimidating. In addition, the general trend in the collections industry is moving towards outsourcing of collections efforts to third parties.

Our DebtResolve system offers significant benefits to our creditor clients:

•	Enabling them to reduce the cost of collecting defaulted consumer debt,

•	Minimizing the need for collectors on the phone,

•	Updating consumer debtor contact and other information,

•	Achieving real time settlements with consumer debtors,

•	Adding a new and cost-effective communication channel,

•	Appealing to new segments of debtors who do not respond to traditional collection techniques,

•	Easily implementing and testing different collection strategies to potentially increase current rates of return on defaulted consumer debt,

•	Improving compliance with applicable federal and state debt collection laws and regulations through the use of a controlled script, and

•	Preserving and enhancing their brand name by providing a positive tool for communicating with consumers.

Debt-Buying and Collection Agency Businesses

DRV Capital LLC

On June 13, 2006, we formed a wholly-owned subsidiary, DRV Capital LLC, that focuses on purchasing or investing in defaulted consumer debt portfolios that we can manage and collect through our DebtResolve system. This subsidiary is headed by an individual with extensive experience in the debt buying and debt collection industries.

Our mission for DRV Capital is twofold:

•
First, to earn revenue from traditional and opportunistic pools of debt. We believe that DRV Capital will create a new short and long term revenue stream through our management and liquidation of purchased assets.

•
Second, to collect data on the effectiveness of our DebtResolve system on different portfolio types to foster best practices and enhanced usage. Purchased accounts will act as the inventory to prove the power of our DebtResolve system in a controlled manner.

We believe that this strategy will reduce collection costs from historical levels to levels that result in “best in class” results for our company and our investors. Usage of the DebtResolve system also will enable us to have a competitive edge in niche portfolios that current practices make unattractive to our competition.  In addition, we believe we will be able to better convert accounts to more profitable products (e.g. new credit cards, installment loans) in an efficient manner.

On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan Asset Management, LLC, as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we and Sheridan Asset Management share the residual collections from the debt portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. We were required to give Sheridan Asset Management the opportunity to fund all of our purchases of distressed consumer debt with advances through December 21, 2008.

As of December 31, 2006, we had no commitments with respect to acquisitions of defaulted debt. However, in January 2007, we purchased our first two pools of defaulted debt through DRV Capital’s single-purpose subsidiary, EAR Capital.

First Performance Corporation

We purchased First Performance Corporation in January 2007. First Performance is a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. As of December 2006, First Performance had 113 employees, including 57 collections personnel in its Ft. Lauderdale, Florida and 52 collections personnel in its Las Vegas, Nevada offices, and 29 active clients.

By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we will achieve superior returns. We believe that integrating our DebtResolve system into the collection process will allow us to:

•	Earn superior returns from opportunistic situations, such as low balance debt, student debt, and Internet- based debt, all of which lend themselves to our lower-cost, Internet-based solution.

•	Achieve improved collection returns through higher debtor contact, as our DebtResolve system taps an expanded debtor base via the Internet-based communications delivery system.

•	Achieve improved collection returns, as our online settlement system lends itself to improved liquidation rates per debtor.

•	Optimize the effective usage of our online system by using First Performance as a testing “laboratory.”

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.9 trillion in December 31, 2002, to $2.4 trillion in December 31, 2006. For all of 2006, U.S. consumer credit increased by 4.6 percent, up from a 4.2 percent gain in 2005. In the final three months of 2006, consumer credit rose at an annual rate of 3.7 percent. In parallel, the accounts receivables management (ARM) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collections industry trends:

•
Profit margins are stagnating due to the fixed costs of collections. The ACA International’s 2005 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

•	Small to mid-size agencies will need to offer competitive pricing and more services to compete with larger agencies, as well as focus on niche areas that require specialized expertise.

•	Off-shoring is being considered by both creditors and third-party collectors, but there is a concern about the effectiveness of collectors due to cultural differences.

•	Debt buyers may start collecting more debt themselves while agencies may start buying more debt, creating more competitiveness within the ARM industry.

The collections industry has always been driven by letters and agent calls to debtors. In the early 1990’s dialer technology created an improvement in calling efficiency. However, it was not until about a decade later that any new technologies were introduced. These new technologies include analytics, interactive voice response systems and Internet-based collections. Of these, interactive voice response systems and Internety-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement.

Our Business Growth Strategy

Our goal is to become a significant player in the ARM industry by making our DebtResolve system a key collection tool at all stages of delinquency across all categories of consumer debt. The key elements of our business growth strategy are to:

•
Accelerate our marketing efforts and extend target markets for the Internet product. Initially, we have marketed our DebtResolve system to credit issuers, their collection agencies and the buyers of their defaulted debt in the United States, Canada and the United Kingdom. As of December 31, 2006, we were actively targeting new market segments like telecom and utility companies, and new geographic markets, like Asia and other international markets. Other markets in the United States may include student loan debt and automobile loans.

•
Expand our service offerings. Using statistics developed through our in-house collection agency and debt buying activities, we plan to build a scoring model. This scoring model will identify customers based on their propensity to use the Internet versus other channels offered and, we believe, will help both our creditor clients and ourselves to determine to what degree settlement should be offered as an option. In addition, we will continue to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services.

•	Grow our debt buying business. With our December 2006 launch of DRV Capital, we have entered the debt-buying market, purchasing two portfolios of debt in January 2007.

•
Pursue strategic acquisitions. In January 2007, we purchased First Performance. We may seek to make additional strategic acquisitions of businesses, assets and technologies that complement our business.

•
Grow our client base.  As of December 31, 2006, we had 8 clients. Our clients consist of credit issuers, (including banks), collection agencies and collection law firms. With our suite of online products, and our acquisition of First Performance, we believe we can expand our client base by offering a broader range of services. We believe that our clients can benefit from our patented, cost-effective technology and other services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

•
Increase adoption rates.  Our clients typically pay us either usage or license fees based on their number of end-users and volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary technology and our marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

•
Provide additional products and services to our installed client base.  We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances.

•
Maintain and leverage technological leadership.  Our technology and integration expertise has enabled us to be among the first to introduce an online method for the resolution of consumer debt, and we believe we have pioneered the online collection technology space. We believe the scope and integration of our technology-based services gives us a competitive advantage and with our efforts on continued research and development, we intend to continue to maintain our technological leadership.

•
Facilitate and leverage growth.  We believe our growth will be facilitated by the fact that we have already established “proof of concept” of our system with our initial national clients, as well as from the increasing level of consumer debt both in the United States and internationally, the significant level of charge-offs by consumer debt originators and recent major changes in consumer bankruptcy laws. The Bankruptcy Abuse Prevention and Consumer Protection Act, which became effective in October 2005, significantly limits the availability of relief under Chapter 7 of the U.S. Bankruptcy Code, where consumer debts can be discharged without any effort at repayment. Under this new law, consumer debtors with some ability to repay their debts are either barred from bankruptcy relief or forced into repayment plans under Chapter 13 of the U.S. Bankruptcy Code. In addition, this law imposes mandatory budget and credit counseling as a precondition to filing bankruptcy. We expect that these more stringent requirements will make bankruptcy a much less attractive option for most consumer debtors to resolve outstanding debt and will increase the pool of accounts suitable for our DebtResolve system and potentially lead more creditors to utilize our system.

Sales and Marketing

The DebtResolve System

Our current sales efforts for our core business are focused on United States consumer credit issuers, collection agencies and the buyers of defaulted consumer debt. Our primary targets are the major companies in each of these segments: credit card issuers, auto loan grantors, telecoms, utilities as well as the most significant outside collection agencies and purchasers of charged-off debt. In addition we have contracted with fasEo, a United Kingdom and European-focused sales and marketing consultancy to introduce our product to these markets. The fasEo principals have direct experience in the credit card industry and will begin their focus on the UK credit card industry and other grantors of consumer credit.

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business. It is our intention to base pricing on the value gained by clients rather than on our direct costs. In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer the DebtResolve system to a majority of their target debtors as a preferred or alternate channel. A key part of our sales strategy is to build a proof-of-concept by sub-market. This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire. These results form the basis for the business case and are key to closing sales. Results will come from existing clients, willing “early adopters,” and from our DRV Capital and First Performance portfolios.

Our marketing efforts will focus on strengthening our image versus that of our competition, refining our message by market, and re-introducing our company as a financially-sound, growing enterprise.

DRV Capital LLC

Our DRV Capital debt-buying business is headed by Howard Knauer, an industry veteran. He is handling all sales efforts directly, relying strongly on his network of industry contacts. We collect on debt that we purchase by contracting third-party collection agencies who commit to using the DebtResolve system as part of their collections techniques.

First Performance Corporation

First Performance has established sales and marketing programs headed by John Tonetti, its President and Chief Marketing Officer, who has over 25 years experience in the credit and collections industry. First Performance sells to the financial, prime and sub-prime automotive, retail, and mortgage industries across the United States. In addition to debt collection, it also offers related services including skip-tracing and litigation referral, as well as lead generation for mortgage companies. We expect to market our First Performance collection service to large banks, credit issuers, and other financial institutions.

Technology License and Proprietary Technology

At the core of our DebtResolve system is a patent-protected bidding methodology co-invented by James D. Burchetta and Charles S. Brofman, the co-chairmen of our company. We originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. In June 2005, we amended and restated the license agreement in its entirety. The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options to purchase shares of our common stock, to be granted as follows:

•
initially, we granted to each of Messrs. Burchetta and Brofman a stock option for up to such number of shares of our common stock such that the stock option, when added to the number of shares of our common stock owned by each of Messrs. Burchetta and Brofman, and in combination with any shares owned by any of their respective immediate family members and affiliates, would equal 14.6% of the total number of our outstanding shares of common stock on a fully-diluted basis as of the closing of our then-potential initial public offering, assuming the exercise of such stock option (at the close of our initial public offering in November 2006, we issued to each of Messrs. Brofman and Burchetta stock options for the purchase of up to 758,717 shares of our common stock),

•
if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $10,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 1% of our total number of outstanding shares of common stock on a fully-diluted basis at such time,

•
if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $15,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 1.5% of our total number of outstanding shares of common stock on a fully-diluted basis at such time, and

•
if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $20,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of Messrs. Burchetta and Brofman such additional number of stock options as will equal 2% of our total number of outstanding shares of common stock on a fully-diluted basis at such time.

The stock options granted to Messrs. Burchetta and Brofman pursuant to the license agreement have an exercise price of $5.00 per share and are exercisable for ten years from the date of grant.

The term of the license agreement extends until the expiration of the last-to-expire patents licensed hereunder and is not terminable by Messrs. Burchetta and Brofman, the licensors. The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman. The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm’s-length transaction between Messrs. Burchetta and Brofman, on the one hand, and our independent directors, on the other hand.

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

In addition, we have developed our own software based on the licensed intellectual property rights. We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and software. We have not applied for patents on any of our own technology. We have obtained through the U.S. Patent and Trademark Office a registered trademark for our DebtResolve corporate and system name as well as our slogan “Debt Resolve - Settlement with Dignity.” “DR Settle,” “DR Pay,” “DR Control,” “DR Mail,” “DR Prevent,” “Debt Resolve - Resolved. With Dignity.” “Connect. Resolve. Collect.” “DR-Default” and “First Performance Corporation” are our trademarks/service marks, and we intend to attempt to register them with the U.S. Patent and Trademark Office as well.

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

Competition

The DebtResolve System

Internet-based technology was introduced to the collections industry in 2004 and has three primary participants: us, Apollo Enterprises Solutions, LLC and Online Resources Corp.

Apollo Enterprise Solutions, LLC: Apollo is a start-up company with a primary investor/CEO whose additional funding has come from private sources. Apollo has a small team of employees/consultants who are geographically dispersed. Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom. In 2005 through 2006, we believe Apollo spent more than their competitors on advertising and trade show sponsorships. Their sales strategy has been to be the lowest-cost provider. In terms of product positioning, Apollo emphasizes their technology - especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy. Overall, Apollo has a feature set similar to our DebtResolve system - including the rules engine - and has tried to replicate our proprietary blind bidding system. In January 2007, we filed a patent infringement law suit against Apollo. In response to our complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against us in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. Management believes that we have a reasonable chance of successfully asserting the patents-in-suit  against Apollo.  However we are unable to predict the outcome of these claims.   See also “Item 3: Legal Proceedings” in this report.

Online Resources Corp.: Online Resources is an established, publicly-traded, small-cap company whose primary businesses are online banking and online payments. Their online collections product was built by Incurrent Solutions, Inc., a company that Online Resources acquired in late 2004. Incurrent had a small base of credit card issuers as clients of their self-service website product line. Their online collections product has been initially sold to large U.S. card issuers (top 25) but Online Resources has begun sales efforts to agencies. Online Resources has documented results from a top card issuer, but their product is not as complete as either Apollo’s or ours. However, their recent partnering with Intelligent Results to provide rules engine technology shows that Online Resources is addressing product deficiencies. From a sales and marketing perspective, they have benefited from being a stable, relatively large-sized company. Online Resources may be able to reap some advantages from the integration of online bill payment capabilities, but the product line is only a small piece of the overall company which could impact marketing and development resources. In addition, their product has the slowest implementation time of the three competitors and, consequently, higher up-front fees.

The DebtResolve system has a client tool that makes setting up treatment programs as flexible as those offered by Apollo and Online Resources, but is especially easy for our clients to use. Its implementation time is guaranteed at 30-days maximum, and we have a track record that supports this claim. Our DebtResolve system does not have an in-house payment processing system. Many potential clients already have a processing system and we can provide an interface to that system, so this has not yet been a barrier to sales. However, securing an agreement and building an interface to a payment processor is on our 2007 product roadmap. In addition, although Apollo plays up its ability to handle real-time credit scores as a key differentiator, we have not found any evidence that this is a requirement in the industry. However, we believe that matching that feature, if it becomes an issue, is a fairly straightforward process.

DRV Capital LLC

The debt-buying industry is highly competitive and fragmented; however, we are not especially concerned about competition in this business. We believe that we will create efficiencies through the use of our Internet-based technology that will keep us competitive. We believe we will also create secondary gains through the sale of our technology to agencies who work our purchased debt and the results from the DRV Capital portfolios will help support our DebtResolve system sales.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, our ability to be a reliable funder of prospective portfolio purchases, and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in establishing the price and terms of the sale of credit card accounts.

First Performance Corporation

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies, traditional contingency agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy.

Government Regulation

There are multiple regulations that govern our debt collection businesses. However, we believe that our Internet technology business is not subject to any regulations by governmental agencies other than that routinely imposed on corporate and Internet-based businesses. We believe it is unlikely that state or foreign regulators would take the position that our DebtResolve system effectively constitutes the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies.

Our DRV Capital subsidiary is in the business of buying defaulted consumer debt portfolios to process through our DebtResolve system as well as through conventional means at agencies with whom we contract. Federal, state, local and foreign laws may limit our ability to recover and enforce any acquired defaulted consumer debt portfolios regardless of any act or omission on our part. Some laws and regulations applicable to credit originators may preclude us from collecting on defaulted consumer debt portfolios we may purchase if the credit originator previously failed to comply with applicable law in generating or servicing those consumer debt receivables.

Our First Performance subsidiary is an accounts receivable management agency that handles debt from multiple types of clients. Our agency business is at risk if it does not comply with the rules and regulations imposed on third-party collectors.

These laws and regulations would include applicable state revolving credit, credit card or usury laws, state consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the federal Truth in Lending Act (including the Fair Credit Billing Act amendments) and the Federal Reserve Board’s implementing Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws. Collection laws and regulations also directly apply to our business, such as the federal Fair Debt Collection Practice Act and state law counterparts. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on defaulted consumer debt, and any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on any acquired defaulted consumer debt portfolios. Finally, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of any acquired defaulted consumer debt portfolios, and although we cannot predict if or how any future legislation would impact this proposed expansion of our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on any acquired defaulted consumer debt portfolios. If we were to acquire defaulted consumer debt portfolios that consist of consumer debt that originated in foreign jurisdictions, foreign laws may also limit our ability to recover and enforce these portfolios. However, we do not anticipate acquiring defaulted consumer debt portfolios that consist of consumer debt that originated in foreign jurisdictions at this time, and we have not evaluated the impact of any applicable foreign laws at this time.

For our Internet technology business, any penetration of our network security or other misappropriation of consumers’ personal information could subject us to liability. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. Legislation has been introduced in the U.S. Senate that would mandate data-security management steps for many businesses and a nationwide standard for notifying consumers of security breaches. The legislation would require companies that store information on more than 10,000 people to create a data privacy and protection program, including assessing, maintaining and controlling risks to data privacy and security. Businesses would have to provide employee training, perform vulnerability tests and ensure that third-party service providers have adequate security programs. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

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

We are actively selling our DebtResolve system to prospects in the United Kingdom. Since we host client account data on our system, we would be subject to European data protection law that derives from the Data Protection Directive (Directive 95/46/EC) of the European Commission, which has been implemented in the United Kingdom under the Data Protection Act 1998. Under the Data Protection Act, we are categorized as a “data processor.” As a data processor, we are required to agree to take steps, including technical and organizational security measures, to ensure that personal data which may identify a living individual that may be passed to our DebtResolve system by our creditor client in the course of our business is protected. In addition, the Consumer Credit Act 1974 of the United Kingdom and various regulations made under it governs the consumer finance market in the United Kingdom and provides that our creditor client must hold a license to carry on a consumer credit business. Under the Consumer Credit Act, all activities conducted through our DebtResolve system must be by, and in the name of, the creditor client. Except for our examination of European and United Kingdom law as it applies to our Lloyds TSB contract, we cannot predict how foreign laws will impact our ability to expand our business internationally, and the cost of such expansion. We will evaluate applicable foreign laws as our efforts to expand our business into other foreign jurisdictions warrant.

Employees

As of the date of this report, we have 116 employees in total, of whom 111 are full-time employees. Of our total employees, 18 are based at our corporate headquarters in White Plains, New York, 48 are based in First Performance’s office in Las Vegas, Nevada and 50 are based in First Performance’s office in Ft. Lauderdale, Florida. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 1A. Risk factors

Cautionary Statements and Risk Factors

Set forth below and elsewhere in this Form 10-KSB and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-KSB.

Risks Related to Our Businesses

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

For the year ending December 31, 2006, we had substantially no revenues and incurred a net loss of $21,695,665.  Cash used in operating and investing activities was $5,323,754 for the year ended December 31, 2006. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Management is actively pursuing additional debt/equity financing and pursuing strategic acquisitions.  In January 2007, we acquired the outstanding capital stock of First Performance Corporation, an accounts receivable management agency, and accordingly, are no longer in the development stage as of the date of the acquisition.  In March 2007, we entered into a non-binding letter of intent with a financing company for a $3 million debt financing.  The exact terms of the financing have not been determined, nor has the lender made a binding commitment to the financing transaction. The parties are currently performing their respective due diligence procedures.  Management believes that it will be successful in obtaining additional financing and successfully integrate our acquisition to a level of profitability, however, we cannot assure you that we will be able to do so.  To the extent that we are  unsuccessful, we may need to curtail our operations.

We have a limited operating history on which to evaluate our potential for executing our business strategy. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

We began our Internet technology operations in 2003 and our DRV Capital debt-buying business in 2006, therefore your evaluation of our business and prospects will be based on the limited operating histories of these businesses. Consequently, our historical results of operations may not give an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as a development stage company in a new and rapidly evolving market. We may not be able to address these risks and difficulties, which make it difficult to evaluate our future prospects and the viability of our business.

We have experienced significant and continuing losses from operations. From inception through December 31, 2006, we have incurred accumulated net losses of $32,680,014. If such losses continue, we may not be able to continue our operations.

We incurred a net loss of $21,695,665 for the year ended December 31, 2006 and $5,403,542 for the year ended December 31, 2005. From February 2003 to date, our operations have been funded almost entirely through the proceeds of approximately $2,400,000 that we have received from the issuance of our common stock in private placements, $2,695,000 that we have received from the issuance of our 7% convertible promissory notes in two private financings in 2005, $3,481,762 from the issuance of convertible and non-convertible notes in a private financing in June 2006 and $12,500,000 in gross proceeds that we received from the issuance of our common stock at our initial public offering. From inception through December 31, 2006, we incurred accumulated net losses of $32,680,014. If we continue to experience losses, we may not be able to continue our operations.

If we are unable to retain current DebtResolve system clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our DebtResolve system or successfully promote access to the website, we will not be able to generate revenues or continue our DebtResolve system business.

We expect that our DebtResolve system revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online DebtResolve system, or from recurring license fees for the use of our system coupled with success or other transaction fees. We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers. We cannot be sure that we will be able to retain our existing, and enter into new, relationships with creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit on our system, how successively they will promote access to the website, or whether the use of our system will result in any increase in recovery over traditional collection methods. If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our DebtResolve system business.

If we are unable to retain current First Performance clients and attract new clients, or if our First Performance clients do not actively submit defaulted consumer debt accounts, we will not be able to generate revenues or continue our First Performance business.

We expect that our First Performance revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected by First Performance. We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts to First Performance. We cannot be sure that we will be able to retain our existing, and enter into new, relationships with First Performance creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit, or whether First Performance’s collection methods will be effective. If our First Performance client base, and their corresponding claims submission, does not increase or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our First Performance business.

We may pay too much for, or collect too little on, defaulted consumer debt portfolios that we may purchase.

Through DRV Capital, we are actively pursuing the acquisition of defaulted consumer debt portfolios to process through our DebtResolve system, an area in which we have little experience. These are consumer debt portfolios that the credit originator has deemed uncollectible and has charged-off, generally after making numerous attempts to collect on them. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. Also, our inexperience may impair our ability to manage and collect on such consumer debt portfolios, and we may pay too much for these portfolios and, consequently, may not generate a profit from these portfolios.

Moreover, as we pursue the acquisition of defaulted consumer debt portfolios to process through our DebtResolve system, we will: (i), have to expand our operations, (ii) face new operational risks that we cannot predict at this time, (iii) become subject to increased government regulation and (iv) be subject to material changes in our financial statements and financial reporting. Specifically:

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

•	collection laws and regulations may also directly apply to our debt-buying business,

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

If any of these or similar risks materialize, we may have to scale back or eliminate our debt portfolio acquisitions and business.

We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all.

The market for acquiring receivable portfolios has become more competitive. The debt-buying industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of portfolios to levels that we believe will generate reduced returns on investment. Our ability to continue to operate DRV Capital profitably depends upon the continued availability of accounts receivable portfolios which meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Furthermore, with an increase in market competition, the purchase price of portfolios has increased, and the ratio of collections to acquisition costs can be expected to decrease, which would negatively affect our results of operations.

In addition to the competitive factors discussed above, the availability and purchase of consumer accounts receivable portfolios at favorable prices and on favorable terms depends on a number of factors, within and outside of our control, including:

•	the continuation of the current growth and charge-off trends in consumer debt,

•	the continued sale of receivable portfolios by originating institutions,

•	our ability to develop and maintain long-term relationships with key major credit originators,

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectibility of, and estimate the value of, portfolios, and

•	changes in laws and regulations governing consumer lending.

Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs, our business will be materially adversely affected.

We may be unable to meet our future liquidity requirements.

We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and our operations. Our need for additional financing and capital resources increases dramatically as our debt-buying business grows. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to acquire additional receivable portfolios and to operate our business.

We may fail to successfully integrate acquisitions and reduce our operating expenses.

We recently acquired First Performance Corporation and, although we have no definitive agreements in place to do so currently, we may in the future seek to acquire additional complimentary businesses, assets or technologies. The integration of the businesses, assets and technologies we have acquired or may acquire will be critical. Integrating the management and operations of these businesses, assets and technologies is time consuming, and we cannot guarantee we will achieve any of the anticipated synergies and other benefits expected to be realized from acquisitions. We currently have very little experience with making acquisitions and we expect to face one or more of the following difficulties:

•	integrating the products, services, financial, operational and administrative functions of acquired businesses, especially those larger than us,

•	delays in realizing the benefits of our strategies for an acquired business which fails to perform in accordance with expectations,

•	diversion of our management’s attention from our existing operations since acquisitions often require substantial management time, and

•	acquisition of businesses with unknown liabilities, software bugs or adverse litigation and claims.

If we are unable to implement our marketing program or if we are unable to build positive brand awareness for our company and our services, demand for our services will be limited, we will not be able to grow our client base and generate revenues.

We believe that building brand awareness of our DebtResolve system and marketing our services in order to grow our client base and generate revenues is crucial to the viability of our business. Furthermore, we believe that brand awareness is a key differentiating factor among providers of online services, and given this, we believe that brand awareness will become increasingly important as competition is introduced in our target markets. In order to increase brand awareness, we must devote significant time and resources in our marketing efforts, provide high-quality client support and increase the number of creditors and consumers using our services. While we may maintain a “Powered by Debt Resolve” logo on each screen that consumer’s view when they log on to the DebtResolve system, this logo may be inadequate to build brand awareness among consumers. If initial clients do not perceive our services to be of high quality, the value of our brand could be diluted, which could decrease the attractiveness of our services to creditors and consumers. If we fail to promote and maintain our brand, our ability to generate revenues could be negatively affected. Moreover, if we incur significant expenses in promoting our brand and are unable to generate a corresponding increase in revenue as a result of our branding efforts, our operating results would be negatively impacted.

Currently, we are targeting our marketing efforts towards the collection and settlement overdue or defaulted consumer debt accounts generated primarily in the United States as well as the United Kingdom. To grow our business, we will have to achieve market penetration in this segment and expand our service offerings and client base to include other segments and international creditor clients. We have limited previous experience marketing our services and may not be able to implement our sales and marketing initiatives. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. Any new sales and marketing personnel may also require a substantial period of time to become effective. There can be no assurance that our marketing efforts will result in our obtaining new creditor clients or that we will be able to grow the base of creditors and consumers who use our services.

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

Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on patent, trademark, trade secret and copyright laws to protect our licensed and proprietary technology and other intellectual property. We cannot be certain, however, that the steps that we have taken to protect our proprietary rights to date will provide meaningful protection from unauthorized use by others. We have initiated litigation and could pursue additional litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. However, we may not prevail in these efforts and we could incur substantial expenditures and divert valuable resources in the process. In addition, many foreign countries’ laws may not protect us from improper use of our proprietary technologies. Consequently, we may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

In the future, we may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and which could limit our ability to use certain technologies in the future and thereby result in loss of clients and revenue.

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

As of December 2006, Messrs. Burchetta and Brofman own approximately 26% of our outstanding shares of common stock. They have controlled our company since its inception. Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled receive any stock options for other debt collection activities such as off-line settlements. Messrs. Burchetta and Brofman are substantially responsible for selecting the business direction we take, the products and services we may develop and the mix of businesses we may pursue. The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

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

We are dependent upon maintaining and expanding our computer and communications systems. Failure to do so could result in interruptions and failures of our services. This could have an adverse effect on our operations which would make our services less attractive to consumers, and therefore subject us to a loss of revenue as a result of a possible loss of creditor clients.

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

In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection activities. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. Any failure of our information systems, software or backup systems would interrupt our operations and could cause us to lose clients. We are exposed to the risk of network and Internet failure, both through our own systems and those of our service providers. While our utilization of redundant transmission systems can improve our network’s reliability, we cannot be certain that our network will avoid downtime. Substantially all of our computer and communications hardware systems are hosted in leased facilities with AT&T in New Jersey, and under the terms of our hosting service level agreement with AT&T, they will provide network connectivity availability 99.9% of the time from the connection off their backbone to our hosted infrastructure.

Our disaster recovery plan may not be adequate and our business interruption insurance may not adequately compensate us for losses that could occur as a result of a network-related business interruption. The occurrence of a natural disaster or unanticipated problems at our facilities or those of our service providers could cause interruptions or delays in use of our DebtResolve system and loss of data. Additionally, we rely on third parties to facilitate network transmissions and telecommunications. We cannot assure you that these transmissions and telecommunications will remain either reliable or secure. Any transmission or telecommunications problems, including computer viruses and other cyber attacks and simultaneous failure of our information systems and their backup systems, particularly if those problems persist or recur frequently, could result in lost business from creditor clients and consumers. Network failures of any sort could seriously affect our client relations, potentially causing clients to cancel or not renew contracts with us.

Furthermore, our business depends heavily on services provided by various local and long-distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could negatively affect our operating results or disrupt our operations.

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

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of James D. Burchetta, our Chief Executive Officer, and Richard G. Rosa, our President and Chief Technology Officer. Mr. Burchetta, who is a licensor of key intellectual property to us, has knowledge regarding online debt collection technology and business contacts that would be difficult to replace. Mr. Rosa has technical expertise regarding our system that our other officers do not possess. If Messrs. Burchetta or Rosa were to become unavailable to us, our operations would be adversely affected. We carry term, “key-man” life insurance for our benefit in the amount of $2,000,000 on the life of Mr. Burchetta and $1,000,000 on the life of Mr. Rosa, but not for any other officer. This insurance may be inadequate to compensate us for the loss of either Mr. Burchetta or Mr. Rosa. Moreover, we have no insurance to compensate us for the loss of any other of our named executive officers or key employees.

Risks Related to Our Industry

The ability of our DebtResolve system clients and First Performance Corporation to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

Federal, state, local and foreign laws may limit our creditor clients’ and First Performance’s ability to recover and enforce defaulted consumer debt. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. In addition, we cannot predict how foreign laws will impact our ability to expand our business internationally, and the cost of such expansion. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

For all of our businesses, government regulation and legal uncertainties regarding consumer credit and debt collection practices may require us to incur significant expenses in complying with any new regulations.

A number of our existing and potential creditor clients, such as banks and credit card issuers, operate in highly regulated industries. We are impacted by consumer credit and debt collection practices laws, both in the United States and abroad. The relationship of a consumer and a creditor is extensively regulated by federal, state, local and foreign consumer credit and protection laws and regulations. Governing laws include consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the Federal Truth in Lending Act (including the Fair Credit Billing Act amendments), the Fair Debt Collection Practices Act and state law counterparts, the Federal Reserve Board’s implementing Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws. Failure of these parties to comply with applicable federal, state, local and foreign laws and regulations could have a negative impact on us. For example, applicable laws and regulations may limit our ability to collect amounts owing with respect to defaulted consumer debt accounts, regardless of any act or omission on our part. We cannot assure you that any indemnities received from the financial institutions which originated the consumer debt account will be adequate to protect us from liability to consumers. Any new laws or rulings that may be adopted, and existing consumer credit and protection laws, may adversely affect our ability to collect and settle defaulted consumer debt accounts. In addition, any failure on our part to comply with such requirements could adversely affect our ability to settle defaulted consumer debt accounts and result in liability. In addition, state or foreign regulators may take the position that our DebtResolve system effectively constitutes the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies. If so, and despite the fact that First Performance is licensed as a collection agency in most of the jurisdictions in which we currently operate, we may need to obtain licenses from such states, or such foreign countries where we may engage in our DebtResolve system business. Until licensed, we will not be able to lawfully deal with consumers in such states or foreign countries. Moreover, we will likely have to incur expenses in obtaining licenses, including applications fees and post statutorily required bonds for each license.

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

Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have.

We face competition from a wide range of collection and financial services companies that may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs and more established relationships in our industry than we currently have. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures adversely affect the availability and pricing of charged-off receivable portfolios, as well as the availability and cost of qualified recovery personnel. Because there are few significant barriers to entry for new purchasers of charged-off receivable portfolios, there is a risk that additional competitors with greater resources than ours, including competitors that have historically focused on the acquisition of different asset types, will enter our market. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to charged-off receivable portfolios at acceptable prices, which could reduce our profitability.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

We operate in an extremely litigious climate, and are currently and may in the future be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

In the past, securities class-action litigation has often been filed against a company after a period of volatility in the market price of its stock. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles also have increased. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We generally compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries. We will not be able to service our clients’ receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore result in lower revenues and earnings.

We may not be able to successfully anticipate, invest in or adopt technological advances within our industry.

Our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

While we believe that our existing information systems are sufficient to meet our current and foreseeable demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to acquire and/or service receivables. We cannot assure you that we will have adequate capital resources available.

In addition, we could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

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

Subsequent to December 31, 2006, in conjunction with the acquisition of First Performance Corporation, we assumed responsibility for the existing First Performance leases in Nevada and Florida. The Nevada facility consists of 13,708 square feet at 600 Pilot Road, Las Vegas, Nevada 89119. We lease this space for $20,599 per month under a non-cancelable lease through July 31, 2014. The Florida facility consists of 12,415 square feet at 4901 N.W. 17th Way, Suite 201, Ft. Lauderdale, Florida 33309. We lease this space for $19,224 per month under a non-cancelable lease through January 31, 2009.

ITEM 3. Legal proceedings

Lawsuit against Apollo

On January 8, 2007, we filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleges that Apollo’s online debt collection system infringes one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  We have exclusive rights under these and certain other patents with respect to the settlement of consumer debt.  In response to our complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against us in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. We have filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion is not fully briefed and remains pending. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. That briefing is not yet completed. We have filed a motion in the New Jersey case to permit us to take discovery on these jurisdictional issues from Apollo in the event that the Court declines to find that we have presented a prima facie case on jurisdiction. That motion is not fully briefed and remains pending. Management believes that we have a reasonable chance of successfully asserting the patents-in-suit  against Apollo, however, we are unable to predict the outcome of these claims.

ITEM 4. Submission of matters to a vote of security holders

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II.

ITEM 5. Market for common equity, related stockholder matters and small business issuer purchases of equity securities

Market Information

Our shares of common stock are traded on the American Stock Exchange under the symbol DRV.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the American Stock Exchange:

Year ended December 31,
	2006		2005
Quarter	High	Low	High	Low
First	—	—	—	—
Second	—	—	—	—
Third	—	—	—	—
Fourth	—	—	—	—
Fourth (November 2 to December 31, 2006)	$4.98	$3.50	—	—

For the period from January 1, 2007 to April 12, 2007, the high and low closing prices for our common stock were $4.40 and $3.53, respectively.

The market information for the year ended December 31, 2006 begins on November 2, 2006, the date of our initial public offering. Prior to such time, there was no trading of our shares.

As of March 27, 2007, there were 787 record holders of our common stock.

Dividends

We have not to date and do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-KSB, 10-QSB or 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2006.

Use of Proceeds from Registered Securities

On November 6, 2006, we completed an underwritten initial public offering (“IPO”) of 2,500,000 shares of our common stock at an offering price of $5.00 per share. We sold 2,500,000 shares of common stock at an aggregate offering price of $12.5 million. The IPO was completed pursuant to a Registration Statement on Form SB-2 (Registration No. 333-135911) (the “Registration Statement”) that the SEC declared effective on November 1, 2006. EKN Financial Services, Inc. acted as the managing underwriter and National Securities Corporation, Joseph Stevens & Company, Inc. and Maxim Group LLC acted as co-underwriters. The Registration Statement included up to an additional 375,000 shares of our common stock to cover the underwriters’ over-allotment option. The underwriters did not exercise their over-allotment option and none of the 375,000 shares were sold. At the same time we commenced our IPO, we registered for resale by selling stockholders 2,483,819 shares of common stock issuable upon conversion of convertible notes or exercise of warrants. As of the date of this report, we do not know how many of the 2,483,819 shares of common stock registered for resale by selling stockholders may have been sold. The offering will terminate after all the securities registered are sold.

From the effective date of the Registration Statement through December 31, 2006, we incurred $1,309,901 in costs for underwriting discounts and commissions and $534,317 in other expenses for a total of $1,844,219 in costs relating to the IPO in that period. None of these expenses were direct or indirect payments to directors, officers or their associates; to persons owning 10% or more of any class of our equity securities; or to affiliates of ours. The IPO resulted in net proceeds to us of $10,655,781.

Through December 31, 2006, we used $5,754,838 of the net proceeds of the IPO as follows: $3,373,381 for repayment of outstanding promissory notes (including $215,352 repaid to officers or directors of ours or their affiliates), and $2,381,457 for working capital and general corporate purposes, including expenses associated with further developing and marketing our product. We are using the net proceeds of the IPO substantially as described in the prospectus.

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

Overview

We are development stage company. Since our inception, we have devoted substantially all of our efforts to planning, research and development activities, and raising capital. In February 2004, we implemented our DebtResolve system on a test basis with a collection agency. In June and November 2004, we implemented our system with our second and third clients, respectively, and began generating nominal revenue based on a percentage of the amount of debt collected by these clients. To date, we have thirteen clients under contract, seven of which are operational.

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders based on our proprietary DebtResolve system, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt and we make contact with these creditors in our normal course of business.

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

Our revenues to date have been insignificant. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings and the proceeds from the sale of our common stock in our initial public offering. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

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

We have also entered into the business of purchasing and collecting debt. Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we have begun to buy portfolios of charged-off debts at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempt to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. We hope that, in addition to the actual revenues earned from this venture, by buying and settling these debts, and especially opportunistic, Internet-related debt, such as debts associated with Internet service providers and sellers and lenders over the Internet, we will develop a new paradigm for the collection of such debts, as well as develop “best practice” usage methods, which we can then share with our core clients.

On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan Asset Management, LLC, (“Sheridan”) as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date, and amounts repaid cannot be re-borrowed. Once the notes are repaid and we have been repaid our investment, we and Sheridan share the residual collections from the debt portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. Under the terms of the agreement, we are required to give Sheridan the opportunity to fund all of our purchases of distressed consumer debt with advances through December 21, 2008.

Revenue streams associated with this business will include servicing fees earned and paid, collections of principal in excess of the price paid, interest earned on purchased debt and paid to investment partners, and, from time to time, gains on the resale of remaining balances. We, as the parent company, may also earn increased revenues from the use of our DebtResolve system by agencies that may be subcontracted to collect these debts. We expect that revenues earned from the debt purchase and collection business will develop slowly, over several months, beginning from the time we first capitalized the subsidiary. We have already hired experienced staff and incurred certain legal expenses to meet compliance requirements for entering this business. Until we achieve certain scale in these operations, early revenues will at first only cover those costs.

As of December 31, 2006, we had no commitments in regards to acquisitions of defaulted debt. However, in January 2007, we purchased our first two pools of defaulted debt through DRV Capital and its single-purpose subsidiary, EAR Capital.

In January 2007, we purchased First Performance Corporation. First Performance is a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. As of December 2006, First Performance had 113 employees, including 75 collections personnel in its Ft. Lauderdale, Florida and Las Vegas, Nevada offices, and 29 active clients. By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we can achieve superior returns.

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We had $4,925,571 in cash and cash equivalents at December 31, 2006. Our working capital at December 31, 2006 was $4,535,480. We believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months. We have entered into a non-binding letter of intent with a financing company for a $3 million loan to fund the operations of First Performance, which has been operating at a loss for the last several years. We have  implemented a rigorous restructure of First Performance’s operating procedures and incentive plans, and expect that First Performance will become cash-flow positive during the year ended December 31, 2007, however, we will need to fund its operating expenses until that time. The exact terms of the financing have not been determined, nor has the lender made a binding commitment to the financing transaction. The parties are currently going through due diligence review.

Results of Operations

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

We earned nominal revenues of $98,042 for the year ended December 31, 2006, an increase of $74,443 over revenues of $23,599 for the year ended December 31, 2005. Most of the revenue earned in 2006, as well as all of the revenue earned in 2005, we earned based on a percentage of the amount collected from accounts submitted on our DebtResolve system by our clients. During 2006, we earned $3,600 in set up fees and $25,000 in licensing fees.

Through December 2005, all of our contracts provided that we would earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system. All revenue earned through that date was determined using this method, and such revenue was recognized when the settlement amount of debt was collected by our client. For the early adopters of our system, we waived set-up fees and other transactional fees that we now charge on a going-forward basis. While the percent of debt collected method will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and could possibly become our preferred revenue model. Most contracts currently in process include set up fees and base revenue on a monthly licensing fee per account with a small transaction fee on settlement.

On January 19, 2007, we purchased First Performance Corporation, a collection agency with revenues of approximately $6 million during the year ended December 31, 2006. During 2007, the revenues of First Performance will be earned from a negotiated percent of debt collected on behalf of First Performance’s clients. The percent of debt collected may range from 20% to 35% and is recognized when the money is collected from the debtor.

Also in January of 2007, we initiated operations of our debt buying subsidiary, DRV Capital LLC. For the initial months of operation, DRV Capital will recognize revenue using the cash recovery method.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $5,524,059 for the year ended December 31, 2006, an increase of $4,007,592 over payroll and related expenses of $1,516,467 for the year ended December 31, 2005. The increase was due primarily to a charge of $2,839,562 for stock-based compensation expense in recognition of options granted to employees in conjunction with our initial public offering during the year ended December 31, 2006. We recorded no expense for employee stock-based compensation in the year ended December 31, 2005 because we had not yet implemented the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 - Revised. Salary expense for the year ended December 31, 2006 was $2,285,029, an increase of $1,055,791 over salary expense of $1,229,238 in the year ended December 31, 2005, due primarily to a higher average number of employees in the period in addition to bonuses granted at the time of our initial public offering. Also contributing to the increase was employee health insurance for the year ended December 31, 2006, which totaled $148,163, an increase of $76,754 over health insurance-related expenses of $71,409 for the year ended December 31, 2005, and 401(k) plan expense, which totaled $60,443 for the year ended December 31, 2006. We did not offer a 401(k) plan in 2005.

As of December 31, 2006, the number of full-time employees was 15.

General and administrative expenses. General and administrative expenses, including stock-based compensation for option grants to consultants, totaled $3,308,634 for the year ended December 31, 2006, an increase of $1,510,535 compared to general and administrative expenses of $1,798,099 for the year ended December 31, 2005. This increase was primarily due to $1,468,550 in stock-based compensation expense for options and warrants granted in payment for consulting services during the year ended December 31, 2006, an increase of $834,306 over $634,244 in stock-based compensation expense for options and warrants granted in payment for consulting services during the year ended December 31, 2005. Legal expenses for the year ended December 31, 2006 were $403,285, an increase of $232,537 over legal expenses of $170,748 in the year ended December 31, 2005, due primarily to legal work done on intellectual property, acquisitions and the formation of our debt-buying subsidiary, during the year ended December 31, 2006. Consulting expenses for the year ended December 31, 2006 were $290,668, an increase of $183,125 over consulting expenses of $107,563 in the year ended December 31, 2005, due primarily to expenses related to securing security certifications to meet Bank Secrecy Act Security Standards. Audit and accounting fees for the year ended December 31, 2006 were $222,293, an increase of $31,590 over audit and accounting fees of $190,703 in the year ended December 31, 2005, due primarily to work performed in connection with our initial public offering.

Other general and administrative expenses in the year ended December 31, 2006 consisted of telecommunication expenses including web hosting services of $217,193, an increase of $7,683 over telecommunication expenses of $209,510 in the year ended December 31, 2005. Higher volume was offset by a lower negotiated rate. Marketing expense for the year ending December 31, 2006 was $153,061, an increase of $86,245 over marketing expense of $66,816 for the year ended December 31, 2005. Travel-related expenses for the year ending December 31, 2006 were $223,808 as a result of a larger sales force combined with extensive travel to meet analysts and brokers following our initial public offering, an increase of $68,873 over travel expense of $154,935 in the year ended December 31, 2005. Rent and occupancy expenses for the year ended December 31, 2006 was $141,276, an increase of $48,598 over rent and occupancy expenses of $92,678 in the year ended December 31, 2005, as we occupied our larger quarters for the twelve months of 2006, compared to only 5 months in 2005. Insurance expense for the year ended December 31, 2006 was $131,686, an increase of $43,456 over insurance expenses of $88,230 in the year ended December 31, 2005, as we increased our directors and officers insurance coverage and obtained key man insurance for two key executives.

Patent licensing expense - related parties. For the year ended December 31, 2006, we incurred $6,828,453 in expense for options issued to our co-chairmen in payment for licensing rights to their patent.

Terminated offering costs. During the year ended December 31, 2005, we incurred $736,037 in costs associated with our efforts to raise capital in the public equity markets. We withdrew our Registration Statement on Form SB-2 on February 10, 2006 and charged the accumulated costs to terminated offering costs during the year ended December 31, 2005.

Amortization of deferred debt discount. For the year ended December 31, 2006, we incurred expense of $4,641,985 in the amortization of deferred debt discount and beneficial conversion feature of convertible notes, and $665,105 in the amortization of deferred financing costs, an increase of $3,563,033 over the $1,078,952 in the amortization of deferred debt discount and beneficial conversion feature of convertible notes during the year ended December 31, 2005 and an increase of $516,890 over the $148,215 in the amortization of deferred financing costs in the year ended December 31, 2005.

Interest expense. We incurred $778,243 in net interest expense for the year ended December 31, 2006, an increase of $665,466 over $112,777 in net interest expense for the year ended December 31, 2005. In the year ended December 31, 2006, net interest expense consisted interest expense on convertible notes of $540,316 and $278,618 in other, miscellaneous interest related to interest owed on short term notes, net of interest income of $40,691. In the year ended December 31, 2005, it consisted of interest income of $4,538 and interest expense on convertible notes of $100,038 and $17,277 in other miscellaneous interest expense items.

Research and development expenses. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification and customization of our DebtResolve system were charged to expense as incurred, but were not classified as research and development expenses. In January 2004, we substantially completed development and began marketing our services. Hence, there were no expenses recorded to research and development in the years ended December 31, 2006 and December 31, 2005.

Liquidity and Capital Resources

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We had $4,925,571 in cash and cash equivalents at December 31, 2006. In the year ended December 31, 2006, we used $5,244,238 to fund our operations. Our working capital at December 31, 2006 was $4,535,480. We believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months. Primarily as a result of our continuing losses, our independent registered public accounting firm has included in its report for the year ended December 31, 2006 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, obtaining financing to support our funding of our own and First Performance’s continuing losses. If we are not able to obtain alternate financing, we may be forced to cease our operations.

We have funded our development activities and operations to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings and the proceeds from the sale of our common stock in our initial public offering. Our working capital has come from $2,200,000 in proceeds from 2003 and 2004 private placement financings, $3,095,000 in private debt financings in 2005, $3,689,750 in the private financings in 2006 and $10,655,782 in net proceeds from our 2006 initial public offering, as well as limited revenues generated from licensing our system.

On March 4, 2005, we entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On January 20, 2006, we entered into an agreement with a second investment banking firm to be placement agent for a private debt financing. Subsequent to that date, this second firm was engaged to be co-underwriter for a then-potential initial public offering (“IPO”). On March 10, 2006, we entered into an agreement with an investment banking firm to serve as a co-placement agent for this private financing. On December 31, 2005, we filed a Registration Statement on Form SB-2 and, on December 9, 2005, filed Amendment No. 1 to the Registration Statement on Form SB-2/A with the Securities and Exchange Commission (“SEC”). On February 10, 2006, we withdrew the Registration Statement on Form SB-2 and recorded terminated offering costs of $736,037 for the year ended December 31, 2005. On July 21, 2006, we filed a new Registration Statement on Form SB-2, and, on September 13, 2006, filed Amendment No. 1 to the Registration Statement on Form SB-2/A with the SEC. This registration statement was subsequently amended on October 24, 2006, and declared effective by the SEC on November 1, 2006.

Effective August 24, 2006, we engaged EKN Financial Services, Inc. as the new managing underwriter of our then-potential IPO. Maxim Group LLC, the previous managing underwriter, agreed to participate as a co-underwriter, underwriting and placing up to 50% of the shares offered in our then-potential IPO.

On November 6, 2006, we completed an IPO, pursuant to which we sold 2,500,000 shares of common stock at $5.00 per share, raising gross proceeds of $12,500,000. EKN Financial Services, Inc. acted as the managing underwriter and National Securities Corporation, Joseph Stevens & Company, Inc. and Maxim Group LLC acted as co-underwriters. At the same time we commenced its IPO, it registered for resale by selling stockholders 2,483,819 shares of common stock issuable upon conversion of convertible notes or exercise of warrants. We will not receive any of the proceeds from the sale of shares of its common stock by the selling stockholders.

After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds of approximately $10,655,782. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of our outstanding notes and convertible notes, our net cash received was approximately $7,000,000. We also issued to the underwriters an over-allotment option to purchase 375,000 shares of common stock at $4.60 per share, which was not exercised and has now expired. In connection with the IPO, an agreed-upon portion of our convertible notes automatically converted into 986,605 shares of our common stock.

We used $5,244,238 of cash in funding operating activities during the year ended December 31, 2006, as compared to $2,152,949 during the year ended December 31, 2005. Our cash needs will grow as we meet our compensation obligations for sales, accounting and customer support staff for our core internet operating company. Although we expect our recently-acquired collection agency subsidiary to generate positive cash flows in the near future, it is a distressed company which has lost an aggregate of approximately $6 million in the past two years. We believe our management will turn the subsidiary’s operations around, but in the near term it may be a drain on cash resources. Of the anticipated operating expenses that we expect to incur in both operating areas, more than half will be salary and compensation expense related to current employees. Also significant will be the expense of legal, audit and consulting services to meet the requirements of Sarbanes Oxley legislation. While our web hosting arrangements include significant excess capacity at this time, as our client base grows, we may need to add additional web space to accommodate this growth, and incur corresponding expense. This additional web hosting expense will not be significant; however, we will also have to add to staff to provide our planned levels of customer support. In addition, we will incur additional sales and marketing expense to grow our customer base as well as travel and other expenses to service our customer base.

We also anticipate additional demands on cash associated with the ramp up of our debt-buying subsidiary. Before we begin to recognize revenue from this operation, we will need to invest hundreds of thousands of dollars to purchase pools of distressed debt.

We have made certain commitments which require us to make payments going forward. AT&T Corp. currently provides us with web hosting on a month to month basis. Based on current volumes, we expect to incur expenses over the next few months of $15,000 to $18,000 per month. While our web hosting arrangements include significant excess capacity at this time, as our client base grows, we will need to add additional web space to accommodate this growth, and will incur corresponding expense. This additional web hosting expense will not be significant; however, we will also have to add staff to provide our planned levels of client support. These increased web hosting and salary expenses are expected to be paid by revenues earned from new clients. We have also entered into a non-cancelable, five-year operating lease for our office facilities, which will be in effect until July 31, 2010. Aggregate minimum lease payments over the 60 months of the lease total $616,452, of which we have prepaid $80,000 as a deposit. We have, in consideration for our technology license agreement, issued stock options and made a commitment to issue additional stock options to purchase shares of our common stock to the licensors, our two co-chairmen. This will result in the recognition of royalty fee expense over the term of the related patent, but this will not be a cash obligation.

We also anticipate additional increased costs and cash requirements associated with the start-up of our debt-buying subsidiary, DRV Capital. We will have to make significant capital investments to purchase defaulted consumer debt portfolios as part of this line of business.

On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan Asset Management, LLC, as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date, and, once repaid, cannot be re-borrowed. Once the notes are repaid and we have been repaid our investment, we and Sheridan share the residual collections from the debt portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. Under the terms of the agreement, we are required to give Sheridan the opportunity to fund all of our purchases of distressed consumer debt with advances through December 21, 2008.

We expect that revenues earned from the debt purchase and collection business will develop slowly, over several months, beginning from the time we first capitalized DRV Capital, in January 2007. As of December 31, 2006, we had no commitments with respect to acquisitions of defaulted debt. However, in January 2007, we purchased our first two pools of defaulted debt, through DRV Capital’s single-purpose subsidiary, EAR Capital. The pools total face value was $8,057,116, the purchase price was $607,994, and was funded by borrowings from Sheridan in the amount of $547,194.

In January of 2007, we purchased a collection agency, First Performance Corporation. Because the agency was a distressed company, we expect to incur additional cash demands associated with bringing the company current on its payables and turning the company around before we are able to realize profits from this venture.

Off-balance Sheet Arrangements

As of the date of this report, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006 and 2005. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.  For the year ending December 31, 2006, we had substantially no revenues and incurred a net loss of $21,695,665.  Cash used in operating and investing activities was $5,323,754 for the year ended December 31, 2006. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Management is actively pursuing additional debt/equity financing and pursuing strategic acquisitions.  In January 2007, we acquired the outstanding capital stock of First Performance Corporation, an accounts receivable management agency, and accordingly, are no longer in the development stage as of the date of the acquisition.  In February 2007, we entered into a non-binding letter of intent with a financing company for a $3 million debt financing.  The exact terms of the financing have not been determined, nor has the lender made a binding commitment to the financing transaction. The parties are currently performing their respective due diligence procedures.  Therefore, there is no assurance that this transaction will be successful. Management believes that we will be successful in obtaining additional financing and successfully integrate our acquisition to a level of profitability, however, we cannot assure you that we will be able to do so.  To the extent that we are  unsuccessful, we may need to curtail our operations.

Research and Development

We follow the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, and SFAS No. 2, “Accounting for Research and Development Costs.” Research and development expenses in the three months ended March 31, 2004 and in the period since inception consisted primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of our online software product prior to establishing technological feasibility. In January 2004, we substantially completed the development of and began marketing our online product. In our management’s opinion, the software became available for general release concurrent with the establishment of technological feasibility. As a result, no software development costs were capitalized. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification, and customization of our product have been charged to expense as incurred, and are neither capitalized nor classified as research and development expenses.

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

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we use an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. We have had net losses since inception and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Revenue Recognition

We earned revenue during 2006 and since inception from several collection agencies and lenders that implemented the our online system. Our preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of our system, we waived set-up fees and other transactional fees that we now charge. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

In recognition of the principles expressed in Staff Accounting Bulletin 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until our client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our DebtResolve system and/or, for clients under a licensing arrangement, the successful availability of our system to the client’s customers.

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, fixed or percentage success fees, monthly maintenance fees, etc. are identified separately.

Recently signed contracts and contracts under negotiation call for multiple deliverables, and each component of revenue will be considered to have been earned when we have met the associated deliverable, as is required by SAB 104 Topic 13(A). For new contracts being implemented which include a licensing fee per account, following the guidance of SAB 104 regarding services being rendered continuously over time, we will recognize revenue based on contractual prices established in advance and will recognize income over the contractual time periods. Where some doubt exists on the collectability of the revenues, a valuation reserve will be established on the income.

Subsequent to December 31, 2006, we initiated operations of our debt buying subsidiary, DRV Capital LLC. DRV Capital engages in the acquisition of pools of past-due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Staff of Position 103-3 (“SOP 103-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, we will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because we only recently entered into this business, however, we will use the cost recovery method until we have evaluated the accuracy of our model. Revenue will be earned by our debt buying subsidiary under the cost recovery method, when the amount of debt collected exceeds the discounted price paid for the pool of debt. When our management has determined that they are able to predict cash flows with some reliability, we will adopt the income accrual method, described above, recognizing the deal revenues on a level yield method over the expected ownership period of the pool.

Stock-based Compensation

Prior to January 1, 2006, stock options issued to employees under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost was reflected in the net loss for the year ended December 31, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the our board of directors, on the date of grant. SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123, required the disclosure of the effect on net loss and loss per share had we applied the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Since prior to our initial public offering in November 2006 there was no public market for our common stock, we did not consider volatility in estimating the value of each option; we followed the minimum value method. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. The estimated minimum value of the options granted is amortized on a pro forma basis over the option vesting periods. We accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, the we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 - Revised. We have adopted the modified prospective transition method and therefore, have not restated prior periods’ results. Under this transition method, there was no impact to the condensed financial statements for the year ended December 31, 2006 on net loss or basic and diluted net loss per share for options granted in previous periods, as all options previously granted to employees vested prior to adoption. During the year ended December 31, 2006, we issued options to purchase 2,668,434 shares of common stock to employees and two consultants. We also issued 12,000 shares of restricted stock to a consultant. Total stock-based compensation expense related to these grants for the year ended December 31, 2006 amounted to $11,149,266, of which $2,839,563 related to options granted to employees, $1,481,250 related to options and stock granted to consultants and directors, and $6,828,453 related to options granted to our co-chairmen in connection with a licensing agreement. The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates for individual options ranging from 4.52% to 4.86%, and an expected life of each option, ranging from three to ten years. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of December 31, 2006, total unrecognized employee compensation cost amounted to $395,726.

Recently-issued Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our financial statements and are currently not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We are currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

 In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of FSP EITF 00-19-2 on our consolidated financial statements and are currently not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  We are currently in the process of evaluating the impact of the adoption of SFAS 159 on our results of operations and financial condition.

ITEM 7. Financial statements

Our audited financial statements for the year ended December 31, 2006 are included as a separate section of this report beginning on page F-1.

ITEM 8. Changes in and disagreements with accountants on accounting and financial disclosure

None.

ITEM 8A. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective, as of December 31, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2006, Debt Resolve acquired First Performance Corporation. First Performance is a collection agency which operates two branch locations and employs approximately 100 people. The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our chief financial officer. We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which will be consolidated into ours and included in our Form 10-QSB for the period ended March 31, 2007.

ITEM 8B. Other information

None.

PART III.

ITEM 9. Directors, executive officers, promoters, control persons and corporate governance; compliance with Section 16(a) of the Exchange Act

The following table shows the positions held by our board of directors and executive officers as well as certain key employees, and their ages as of April 10, 2007:

Name	Age	Position
James D. Burchetta	57	Co-Chairman of the Board, Chief Executive Officer
Charles S. Brofman	50	Co-Chairman of the Board
Richard G. Rosa	40	President, Chief Technology Officer
Katherine A. Dering	59	Chief Financial Officer, Secretary, Treasurer
Lawrence E. Dwyer, Jr.	63	Director
William M. Mooney	67	Director
Alan M. Silberstein	59	Director
Jeffrey Bernstein	47	Director
Michael G. Carey	53	Director
Sandra L. Styer	58	Senior Vice President and Director of Client Services
Howard C. Knauer	59	Senior Vice President and Director of Collection Strategies and President of our debt-buying subsidiary, DRV Capital LLC

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

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

Charles S. Brofman has been our non-executive Co-Chairman of the Board since January 2003. Mr. Brofman was the co-founder of Cybersettle and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a B.S. degree from Brooklyn College, City University of New York and a J.D. degree from Fordham University Law School and is a member of the New York State Bar.

Richard G. Rosa has been our Senior Vice President and Chief Technology Officer since February 2003, and our President and Chief Technology Officer since December 2006. Mr. Rosa served as the Senior Director of Technology for Scholastic Inc.’s Software and Internet Group from November 2000 to May 2002. Mr. Rosa was responsible for all website-related application development, networking and hosting infrastructure and operations. Mr. Rosa was previously Chief Technology Officer of BabyGear.com (a Bertelsmann venture capital investment), responsible for the technical integration of iBaby.com, as well as improving all facets of transaction processing and warehouse data management and fulfillment, from July to November 2000. Mr. Rosa was also Director of Online Operations at 1800Flowers.com, where he oversaw all phases of applications development, web hosting infrastructure and technical operations, from early 1999 to June 2000. Mr. Rosa has been involved with technology and Internet service businesses since February 1995, when he founded Netamorphasis Corp., a provider of application development and Internet-based infrastructure consulting services. Mr. Rosa received a B.A. degree from the City University of New York, Queens College.

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

Lawrence E. Dwyer, Jr. has been a member of our board of directors since February 2003. Mr. Dwyer is the former President of The Westchester County Association Inc., having served from 1994 to 2003, and is active in local, state and national politics. The Westchester County Association is a member of the Business Council of New York State and its membership includes many Fortune 500 companies.  Mr. Dwyer has been the Chairman of the Westchester, Nassau & Suffolk Municipal Officials Association, New York State Ethics Advisory Board. His other board memberships have inclluded  the Lubin School of Business at Pace University, The Westchester Land Trust, Westchester Business Accelerator, Transportation Management Organization, The Lyndhurst Council, The Westchester Housing Fund and Westchester Community College Foundation. Mr. Dwyer received an M.A. degree in education and an M.A. degree in administration from Teachers College, Columbia University.

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

Jeffrey S. Bernstein has been a member of our board of directors since August 2006. Mr. Bernstein has 28 years of financial services industry experience, currently serving as CEO of Stratagem Portfolio Services, Inc., a San Rafael, CA-based analytics, modeling and strategy consulting firm that provides industry-leading lifecycle risk and collections management capabilities to credit card issuers, consumer and small business lenders, retailers, telecommunications and utilities companies, and collection agencies and holders of distressed debt portfolios in markets in North America, Europe and the Pacific rim. Mr. Bernstein was formerly a Global Solutions Leader with MasterCard Worldwide, managing a consulting practice that specialized in lifecycle risk management and collections. Prior to MasterCard, he was the founder and CEO of Acadia Consulting Group, and served in roles as a senior consultant and strategic alliance manager with Fair Isaac Corporation. Mr. Bernstein has also served in a number of senior executive roles within banking and financial services. Mr. Bernstein received a B.A. degree from Utica College of Syracuse University.

Michael G. Carey has been a member of our board of directors since February 2007. Mr. Carey is a lawyer, and has over 20 years of experience in economic development, finance, banking, and government relations. From January 2005 to the present, he has served as the Founding Partner of The Carey Group, LLC, a consulting and economic development services firm which also provides government relations services. In addition, from April 2004 to December 2006, Mr. Carey served as Senior Vice President and General Counsel of Cybersettle, Inc. Prior to joining Cybersettle, he was a partner at Plunkett & Jaffe, P.C. from September 2002 to March 2004. Prior to starting The Carey Group, Mr. Carey served as a Special Advisor to New York City Mayor Michael R. Bloomberg from January 2002 to August 2002, focusing on special projects, including New York City’s takeover of the Board of Education, as well as overseeing the School Construction Authority. From May 1999 to January 2002, Mr. Carey was President of the New York City Economic Development Corporation (“EDC”) during the administration of Mayor Rudolph W. Giuliani. Mr. Carey also served as the EDC’s First Executive Vice President and General Counsel from 1997 to 1999. Mr. Carey oversaw the economic development and revitalization of a number of different projects. While at the EDC, Mr. Carey was also chairman of New York City’s Industrial Development Agency from 1999 to 2002, where he assisted hundreds of companies and not-for-profit organizations in undertaking capital expansions, through bond financing and/or tax benefits. Prior to joining the EDC, Mr. Carey was a Managing Director at the investment banking firm Cambridge Partners L.L.C., where he specialized in municipal finance and financial products. Before joining Cambridge Partners, he was a partner with the law firm of Whitman Breed Abbott & Morgan LLC, where he practiced corporate and commercial litigation. Mr. Carey began his career at the law firm of Paul Weiss Rifkind Wharton & Garrison LLP. Mr. Carey holds a J.D. degree from Fordham University School of Law and a B.A. degree from the Catholic University of America.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board.

Key Employees

Sandra L. Styer was appointed our Chief Marketing Officer and Director of Consumer Research in July 2003. In September 2005, she was appointed our Senior Vice President and Director of Client Services. Ms. Styer has more than 20 years of experience in management and consumer marketing over a broad range of industries from telecommunications to banking.  Between 1999 and April 2002, she served as the Director of Marketing for the U.S. branch of MYOB Limited, an international software developer, and from May 2002 to June 2003, she was an independent marketing consultant.  At American Airlines from 1979 to 1987, she held a number of positions in finance and marketing. At American, she led the creation of the first Internet reservations and ticket sales service, now known as Travelocity. Ms. Styer received a B.A. degree from Indiana University and an M.B.A. from Harvard Business School.

Howard C. Knauer was appointed our Senior Vice President and Director of Collection Strategies in September 2005 and President of DRV Capital LLC, our debt buying subsidiary, in June 2006. He previously served as Chairman of our Advisory Board from September 2004 to August 2005. Mr. Knauer served as President and Chief Operating Officer of Receivables Management Solutions, Inc. from July 2004 to July 2005.  Prior to that, he managed a $2 billion portfolio of purchased debt as a Managing Director for Bear Stearns & Co., Inc. from January 2002 to May 2004. Mr. Knauer was a Senior Vice President and Collections Manager for Fleet Credit Card Services from April 1996 to July 2001.  He was Senior Vice President of Marketing/Operations at National Credit Services Corporation from March 1995 to March 1996, and Senior Vice President/Credit Policy Manager at Metropolitan Federal Savings Bank in St. Paul, Minnesota from July 1994 to January 1995.  From 1992 to 1994 he served as Vice President for Associated Bureaus, Inc., a national collections agency.  Between 1975 and 1989 Mr. Knauer held positions as Vice President, Consumer Recovery Manager at Chemical Bank, Vice President, Credit Operations at American Express Travel Related Services, and Vice President at Citibank, N.A.  Mr. Knauer received a B.A. degree from The City College of the City University of New York and an M.B.A. in finance from the Barnard M. Baruch College of the City of New York.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC and the American Stock Exchange to ensure that a majority of our board remains composed of “independent” directors. All of our directors and each of the director nominees, except James D. Burchetta, Charles S. Brofman and Alan M. Silberstein are “independent” as defined in Section 121A of the American Stock Exchange Company Guide.

During 2006, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to the form SB-2 registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors, which as of the date of this report consists of Lawrence E. Dwyer, Jr., William M. Mooney, Jr., and Jeffrey S. Bernstein, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent accountants our annual and quarterly financial statements,

•	directly appointing, compensating, retaining, and overseeing the work of the independent auditor,

•	approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services,

•
establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters,

•	the right to engage and obtain assistance from outside legal and other advisors as the audit committee deems necessary to carry out its duties,

•
the right to receive appropriate funding from us to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties, and

•	reviewing and approving all related party transactions unless the task is assigned to a comparable committee or group of independent directors.

Compensation Committee. In May 2004, we established a compensation committee of the board of directors, which as of the date of this report consists of Messrs. Dwyer, Mooney and Bernstein, each of whom is an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors, which as of the date of this report consists of Messrs. Dwyer, Mooney and Bernstein, each of whom is an independent director. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors,

•	considering stockholder proposals of director nominations,

•	committee selection and composition,

•	considering the adequacy of our corporate governance,

•	overseeing and approving management continuity planning process, and

•	reporting regularly to the board with respect to the committee’s duties.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors believes that Mr. Mooney satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

In May 2003, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics and Business Conduct is posted on our website at http://www.debtresolve.com/ and we will provide a copy without charge to any stockholder who makes a written request for a copy.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by Debt Resolve or our subsidiaries except for James D. Burchetta, who is presently employed as our Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2006.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion (4)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Burchetta Chief Executive Officer, Co-Chairman of the Board (1) (2)	2006 2005	250,000 224,787	150,000 —	— —	— —	— —	— —	8,541 —	408,541 224,787

Katherine A. Dering Chief Financial Officer, Secretary, Treasurer	2006 2005	150,000 91,450	100,000 —	— —	563,000 —	— —	— —	7,875 15,750	820,875 107,200

Richard G. Rosa President, Chief Technology Officer	2006 2005	200,000 193,271	100,000 —	— —	1,238,500 —	— —	— —	10,000 —	1,548,500 —

(1)
Mr. Burchetta has an employment agreement with us, and under the terms of his amended employment agreement, no salary payments were made to Mr. Burchetta during the first three months of the year ended December 31, 2005. We recorded compensation expense and a capital contribution in the first quarter of 2005, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary. Beginning April 1, 2005, Mr. Burchetta began to draw a salary.

(2)
This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-chairman. Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2006 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Burchetta Chief Executive Officer, Co-Chairman of the Board (1)	—	—	—	—	—	—	—	—	—

Katherine A. Dering Chief Financial Officer, Secretary, Treasurer	50,000 100,000	—	—	$5.00 $5.00	7/6/2011 11/1/2011	—	—	—	—

Richard G. Rosa President, Chief Technology Officer (2)	50,000 50,000 230,000	—	50,000 (a)	$5.00 $5.00 $5.00	12/1/2007 8/31/2011 11/1/2011	—	—	—	—

(1)
This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-chairman. Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

(2)	Mr. Rosa holds stock options to purchase 50,000 shares of our common stock that vest on August 31, 2007 and expire on August 31, 2011.

Employment Agreements

We have entered into an employment agreement with James D. Burchetta under which he will devote substantially all of his business and professional time to us and our business development. The employment agreement with Mr. Burchetta is effective through July 2008. The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contains provisions for minimum annual increases based on changes in an applicable “cost-of-living” index. The employment agreement with Mr. Burchetta contains provisions under which his annual salary may increase to $600,000 if we achieve specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement. In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000. Compensation expense under the agreement with Mr. Burchetta totaled $224,787 and $150,000 for the years ended December 31, 2005 and 2004, respectively. However, Mr. Burchetta waived the entire amount of his compensation during 2004 as well as during 2003.

We amended the employment agreement with Mr. Burchetta in February 2004, agreeing to modify his level of compensation, subject to our meeting specified financial and performance milestones. The employment agreement, as amended, provided that the base salary for Mr. Burchetta will be as follows: (1) if at the date of any salary payment, the aggregate amount of our net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover our projected cash flow requirements (as established by our board of directors in good faith from time to time) for the following 12 months (the “projected cash requirement”), the annual base salary will be $150,000; and (2) if at the date of any salary payment, our net cash on hand provided from operating activities is sufficient to cover our projected cash requirement, the annual base salary will be $250,000, and increased to $450,000 upon the date upon which we complete the sale or license of our Debt Resolve system with respect to 400,000 consumer credit accounts. Under the terms of the amended employment agreement, no salary payments were made to Mr. Burchetta during 2004. We recorded compensation expense and a capital contribution totaling $150,000 in 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary.

We amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 we will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing.

In addition to the agreement above, we had entered into employment agreements with Katherine A. Dering, our Chief Financial Officer, Treasurer and Secretary, and Richard G. Rosa, our President and Chief Technology Officer. Under the employment agreements with Ms. Dering and Mr. Rosa, which had terms that expired on August 1, 2006 and February 23, 2006, respectively, they received an annual salary of $150,000 and $200,000, respectively. The employment agreements with Ms. Dering and Mr. Rosa require the full-time services of such employees. The employment agreement with Ms. Dering provides that if her position is eliminated due to a merger or other business combination, we will provide her with a severance payment equal to one month of compensation and benefits for every month of employment with us through the elimination date, up to a maximum of 12 months, and all stock options previously granted to her will immediately vest and remain exercisable for their full term. The employment agreement with Mr. Rosa does not have any change of control provisions. Though these employments agreements have expired, Ms. Dering and Mr. Rosa continue to serve under the terms of the agreements under an informal monthly arrangement.

Each of the employment agreements with Mr. Burchetta, Ms. Dering and Mr. Rosa also contains covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property.

Sandra L. Styer, our Senior Vice President and Director of Client Services, and Howard C. Knauer, our Senior Vice President and Director of Collection Strategies and President of DRV Capital LLC, receive annual salaries of $150,000 and $180,000, respectively, as part of our “employee at will” arrangements with each of them.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. During the year ended December 31, 2006, options to purchase 380,000 shares of stock were granted to our directors.

Employee Director Compensation.  Directors who are employees of Debt Resolve, Inc. receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Charles S. Brofman (1)	—	—	—	—	—	—	—
Jeffrey S. Bernstein	—	—	75,200	—	—	—	75,200
Michael G. Carey	—	—	61,600	—	—	—	61,600
Lawrence E. Dwyer, Jr.	—	—	188,000	—	—	—	188,000
William M. Mooney, Jr.	—	—	1,128,000	—	—	—	1,128,000
Alan M. Silberstein	—	—	—	—	—	—	—

(1)	This table excludes stock options granted to Mr. Brofman pursuant to a licensing agreement with him and our other co-chairman. Pursuant to that licensing agreement, we issued to Mr. Brofman, stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

ITEM 11. Security ownership of certain beneficial owners and management

The table below sets forth the beneficial ownership of our common stock, as of April 12, 2007, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 6,675,263 shares of our common stock outstanding as of April 12, 2007, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 12, 2007 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 707 Westchester Avenue, Suite L7, White Plains, New York 10604.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
James D. Burchetta	Co-Chairman of the Board, Chief Executive Officer	1,483,707	(1)	20.3%
Charles S. Brofman	Co-Chairman of the Board	1,833,943	(2)	25.1%
Richard Rosa	President, Chief Technology Officer	380,000	(3)	5.6%
Katherine A. Dering	Chief Financial Officer, Secretary, Treasurer	150,000	(4)	2.3%
Lawrence E. Dwyer, Jr.	Director	132,000	(5)	2.0%
William H. Mooney	Director	477,365	(6)	6.9%
Alan M. Silberstein	Director	302,000	(7)	4.5%
Jeffrey S. Bernstein	Director	10,000	(8)	*
Michael G. Carey	Director	10,000	(9)	*
All directors and executive officers as a group (9 persons)		4,779,515		49.8%

* Denotes less than 1%.

(1)	Includes 52,493 shares of common stock issuable upon the exercise of warrants and stock options to purchase 758,717 shares of common stock.

(2)
Includes 52,658 shares of common stock issuable upon the exercise of warrants and stock options to purchase 758,717 shares of common stock. Also includes 800,000 shares held by Arisean Capital Ltd., a corporation controlled by Mr. Brofman.

(3)	Includes stock options to purchase 330,000 shares of common stock. Excludes stock options to purchase 50,000 shares of common stock that vest on August 31, 2007.

(4)	Consists of stock options to purchase 150,000 shares of common stock.

(5)	Includes stock options to purchase 50,000 shares of common stock.

(6)	Includes 30,717 shares of common stock issuable upon the exercise of warrants and stock options to purchase 403,500 shares of common stock.

(7)	Includes stock options to purchase 300,000 shares of common stock.

(8)	Consists of stock options to purchase 10,000 shares of common stock. Excludes stock options to purchase 10,000 shares of common stock that vest on August 13, 2007.

(9)	Consists of stock options to purchase 10,000 shares of common stock. Excludes stock options to purchase 10,000 shares of common stock that vest on February 28, 2008.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. Based on our common stock outstanding as of December 31, 2006, 639,000 stock options are authorized for issuance under our 2005 Incentive Compensation Plan and as of December 31, 2006, and there are outstanding stock options to purchase 261,000 shares of our common stock.

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	261,000	$5.00	639,000
Equity compensation plans not approved by security holders	—	—	—
Total	261,000	$5.00	639,000

In reviewing the foregoing please note:

•	The first column reflects outstanding stock options to purchase 261,000 shares of common stock pursuant to our 2005 Incentive Compensation Plan which has been approved by our stockholders.

•	The third column reflects 639,000 shares remaining for issuance under our 2005 Incentive Compensation Plan.

ITEM 12. Certain relationships and related transactions, and director independence

Related Party Transactions

On November 6, 2006, pursuant to a licensing agreement with our co-chairmen, we issued stock options to purchase an aggregate of 1,517,434 shares of our common stock at $5.00 per share to the co-chairmen. The options have an exercise period of five years, were valued at $6,828,453, and vested upon issuance. These option grants were outside of our 2005 Incentive Compensation Plan. We recorded an expense of $6,828,453 during the year ended December 31, 2006 related to this issuance.

To assist in the preparation of our registration statement and other legal matters, primarily related to contracts for potential acquisitions, during the year ended December 31, 2006 we employed as a consultant an attorney who is a relative of our Co-Chairman and Chief Executive Officer. Over the course of the year ended December 31, 2006, we paid this individual consulting fees of approximately $35,000.

Director Independence

Each of Lawrence E. Dwyer, Jr., William M. Mooney, Jr., Jeffrey S. Bernstein and Michael G. Carey is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Messrs. Dwyer, Mooney and Bernstein serve on each of our Audit, Compensation, and Nominations and Governance Committees. See Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act for more information on the independence of our directors.

ITEM 13. Exhibits

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (3)

3.2	Certificate of Amendment of the Certificate of Incorporation, dated August 24, 2006. (3)

4.1	Form of 15% Secured Convertible Promissory Note of Debt Resolve, Inc. for June 26, 2006 private placement.(1)

4.2	Form of 15% Secured Promissory Note of Debt Resolve, Inc. for June 26, 2006 private placement.(1)

4.3	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for June 26, 2006 private placement.(1)

4.4	Form of Purchase Warrant granted to Underwriters in November 2006 initial public offering.(4)

10.1	Securities Purchase Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers.(1)

10.2	Registration Rights Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers.(1)

10.3	Security Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers.(1)

10.4	Stock Pledge Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers.(1)

10.5	Form of investor lock-up agreement for June 26, 2006 private placement.(1)

10.6	Hosting Agreement with AT&T Corp.(2)

10.7
Master Loan and Servicing Agreement, dated as of December 21, 2006, by and among EAR Capital I, LLC, as borrower, DRV Capital LLC, as servicer, Debt Resolve, Inc., as parent, and Sheridan Asset Management, LLC, as lender.(5)

10.8	Form of Secured Promissory Note, dated December 21, 2006, made by EAR Capital I, LLC to Sheridan Asset Management, LLC.(5)

10.9	Security Agreement, dated as of December 21, 2006, between EAR Capital I, LLC, as obligor, and Sheridan Asset Management, LLC, as secured party.(5)

21.1	Subsidiaries of Debt Resolve, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Sec. 906

(1)	Incorporated herein by reference to Current Report on Form 8-K, filed June 30, 2006.

(2)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-135911), filed July 21, 2006.

(3)	Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135911), filed September 13, 2006.

(4)	Incorporated herein by reference to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135911), filed October 24, 2006.

(5)	Incorporated herein by reference to Current Report on Form 8-K, filed December 28, 2006.

ITEM 14. Principal accountant fees and services

Marcum & Kliegman LLP served as our independent auditors for the years ended December 31, 2006 and 2005. The firm also performed a reaudit of the years ended 2003 and 2004.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB. The aggregate amount of the audit fees billed by Marcum & Kliegman LLP related to the audit of our financial statements, including the review of our IPO offering statement on Form SB-2 and responses to related SEC comments in 2006 and 2005 was $315,895 and $220,000, respectively.

Audit-related Fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by Marcum & Kliegman LLP in 2006 or 2005.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. The aggregate amount of the tax fees billed by Marcum & Kliegman LLP in 2006 was $20,705. No tax fees were billed by Marcum & Kliegman LLP in 2005.

All Other Fees

No other fees were billed by our independent auditors in 2006 and 2005.

Audit Committee

The members of our audit committee are Messrs. Dwyer, Mooney and Bernstein. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the year ended December 31, 2006 with our management. In addition, the audit committee has discussed with Marcum & Kliegman LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). The audit committee also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of Marcum & Kliegman LLP with that firm.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2006.

Policy for Pre-Approval of Audit and Non-Audit Services

The audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the audit committee’s policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the audit committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective as of September 2004. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by the audit committee in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by the audit committee in accordance its normal functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2007

DEBT RESOLVE, INC.

By:	/s/ JAMES D. BURCHETTA
James D. Burchetta Co-Chairman, Chief Executive Officer (principal executive officer)

By:	/s/ KATHERINE A. DERING
Katherine A. Dering Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. BURCHETTA James D. Burchetta	Chief Executive Officer, Co-Chairman of the Board (principal executive officer)	April 16, 2007

/s/ KATHERINE A. DERING Katherine A. Dering	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	April 16, 2007

/s/ CHARLES S. BROFMAN Charles S. Brofman	Co-Chairman of the Board	April 16, 2007

/s/ LAWRENCE E. DWYER, JR. Lawrence E. Dwyer, Jr.	Director	April 16, 2007

/s/ WILLIAM M. MOONEY, JR. William M. Mooney, Jr.	Director	April 16, 2007

/s/ ALAN M. SILBERSTEIN Alan M. Silberstein	Director	April 16, 2007

/s/ JEFFREY BERNSTEIN Jeffrey Bernstein	Director	April 16, 2007

/s/ MICHAEL G. CAREY Michael G. Carey	Director	April 16, 2007

DEBT RESOLVE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the years ended December 31, 2006 and 2005 and Cumulative from Inception (April 21, 1997) to December 31, 2006

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2006	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 and Cumulative from Inception (April 21, 1997 to December 31, 2006)	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) Cumulative from Inception (April 21, 1997 to December 31, 2006)	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and Cumulative from Inception (April 21, 1997 to December 31, 2006)	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2003 to December 31, 2006 (for which the statements of operations and cash flows are not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from April 21, 1997 (inception) to December 31, 2002 were audited by other auditors whose report, dated March 17, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The statements for the period from April 21, 1997 (inception) to December 31, 2002 reflect a deficit accumulated during the development stage of $5,742. The other auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debt Resolve, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from April 21, 1997 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York

February 22, 2007

DEBT RESOLVE, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006

Current assets:
Cash and cash equivalents	$4,925,571
Accounts receivable	9,577
Prepaid expenses and other current assets	90,228
Total current assets	5,025,376

Fixed assets, net	179,769

Deposits and other assets	94,545

Total assets	$5,299,690

Current liabilities:
Accounts payable	$251,359
Accrued expenses	238,537
Total liabilities	489,896

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 6,504,412 issued and outstanding	6,504
Additional paid-in capital	37,498,740
Deferred compensation	(15,436)
Deficit accumulated during the development stage	(32,680,014)

Total stockholders’ equity	4,809,794

Total liabilities and stockholders’ equity	$5,299,690

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Years ended December 31,		Cumulative from inception (April 21, 1997) to December 31,
	2006	2005	2006

Revenues	$98,042	$23,599	$124,427

Costs and expenses:
Payroll and related expenses (1)	5,524,059	1,516,467	8,689,808
General and administrative expenses (2)	3,308,634	1,798,099	7,898,666
Patent licensing expense - related parties (3)	6,828,453	—	6,828,453
Waived royalty fees - related parties	—	—	600,000
Research and development expenses	—	—	499,323
Depreciation expenses	51,728	39,094	142,700

Total expenses	15,712,874	3,353,660	24,658,950

Loss from operations	(15,614,832)	(3,330,061)	(24,534,523)

Other income and expense:
Terminated offering costs	—	(736,037)	(736,037)
Net interest expense	(778,243)	(112,777)	(882,197)
Amortization of beneficial conversion feature and deferred debt discount	(4,641,985)	(1,078,952)	(5,720,937)
Amortization of deferred financing costs	(665,105)	(148,215)	(813,320)
Other income	4,500	2,500	7,000
Total other expense	(6,080,833)	(2,073,481)	(8,145,491)

Net loss	$(21,695,665)	$(5,403,542)	$(32,680,014)

Per share data:
Basic and diluted net loss per common share (4)	$(5.24)	$(1.82)

Basic and diluted weighted average number of common shares outstanding (4)	4,143,866	2,966,590

(1)	Includes stock based compensation to employees of $2,839,562 for the year ended 2006 and since inception. Prior to 2006, no expense was recognized for employee options grants.

(2)	Includes stock based compensation to consultants of $1,468,550 and $634,244 for the years ended 2006 and 2005, respectively, and $3,442,148 since inception.

(3)	Represents the value of options to purchase 1,517,434 shares of common stock pursuant to a licensing agreement with the Company’s co-chairmen. See Note 8.

(4)
Weighted average shares outstanding for the year ended December 31, 2006 include the underlying shares exercisable with respect to the issuance of 1,107,008 warrants exercisable at $0.01 per share. In accordance with SFAS 128, Earnings Per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
From Inception (April 21, 1997) to December 31, 2006

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
INCEPTION, APRIL 21, 1997	—	$—	—	$—		$—	$—	$—
Issuance of common stock	—	—	50,000	50		450	—	500
Net loss	—	—	—	—		—	(330)	(330)
Balance at December 31, 1997	—	—	50,000	50		450	(330)	170
Capital contribution		—	—	—		20	—	20
Net loss	—	—	—	—		—	(190)	(190)
Balance at December 31, 1998	—	—	50,000	50		470	(520)	—
Capital contribution		—	—	—		209	—	209
Net loss	—	—	—	—		—	(209)	(209)
Balance at December 31, 1999	—	—	50,000	50		679	(729)	—
Capital contribution		—	—	—		1,387	—	1,387
Net loss	—	—	—	—		—	(1,387)	(1,387)
Balance at December 31, 2000	—	—	50,000	50		2,066	(2,116)	—
Capital contribution		—	—	—		1,225	—	1,225
Net loss	—	—	—	—		—	(1,225)	(1,225)
Balance at December 31, 2001	—	—	50,000	50		3,291	(3,341)	—
Capital contribution	—	—	—	—		2,401	—	2,401
Net loss	—	—	—	—		—	(2,401)	(2,401)
Balance at December 31, 2002	—	—	50,000	50		5,692	(5,742)	—
Sales of Common stock to principal stockholders, January, 2003 ($0.01 per share)	—	—	2,250,000	2,250		20,250	—	22,500
Sales of Common stock January, 2003 ($0.01 per share)	—	—	360,000	360		3,240	—	3,600
Common stock issued to pay consulting fees, April 2003 ($2.00 per share)	—	—	13,500	14		26,986	—	27,000
Common stock issued to pay compensation, May 2003 ($2.00 per share)	—	—	14,500	15		28,985	—	29,000
Conversion of loan into Common stock, April 2003 ($2.00 per share)	—	—	50,000	50		99,950	—	100,000
Conversion of loan into Common stock, July 2003 ($2.00 per share)	—	—	5,000	5		9,995	—	10,000
Rescinded Common stock issued to pay compensation, July 2003 ($2.00 per share)	—	—	(14,500)	(15)		(28,985)	—	(29,000)
Rescinded conversion of loan into Common stock, July 2003 ($2.00 per share)	—	—	(5,000)	(5)		(9,995)	—	(10,000)
Capital contributed from the waiver of accrued compensation and consulting fees	—	—	—	—		853,567	—	853,567
Capital contributed from the waiver of royalty fee	—	—	—	—		600,000	—	600,000
Capital contributed from the grant of stock options to pay for consulting services	—	—	—	—	(577,709)	577,709	—	—
Amortization of deferred compensation					443,164			443,164
Sales of Common stock in private placement, June 2003 - Dec 2003 ($10.00 per share)	—	—	178,500	179	—	1,784,821	—	1,785,000
Offering costs of private placement	—	—	—	—	—	(53,926)	—	(53,926)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Net loss	—	—	—	—	—	—	(2,906,067)	(2,906,067)
Balance at December 31, 2003	—	—	2,902,000	$2,903	(134,545)	$3,918,289	$(2,911,809)	$874,838
Common stock issued to pay consulting fees, March 2004 ($10.00 per share)	—	—	900	1	—	8,999	—	9,000
Sales of common stock in private placement, June - December 2004 ($10.00 per share)	—	—	45,000	45	—	449,955	—	450,000
Capital contributed from imputed compensation	—	—	—	—	—	412,500	—	412,500
Capital contributed from the grant of stock options to pay for consulting services	—	—	—	—	(1,051,655)	1,051,655	—	—
Amortization of deferred compensation	—	—	—	—	860,190	—	(2,668,998)	860,190 (2,668,998)
Net loss
Balance at December 31, 2004			2,947,900	$2,949	(326,010)	$5,841,398	$(5,580,807)	$(62,470)
Capital contributed from stock issued to pay compensation					—	84,000		84,000
Sales of common stock in private placement, January-March 2005 ($10.00 per share)	—	—	22,490	22	—	224,878	—	224,900
Reimbursement of offering costs of private placement	—	—	—	—		25,000	—	25,000
Offering costs of private placement	—	—	—	—	—	(44,206)	—	(44,206)
Capital contributed from imputed compensation	—	—	—	—	—	112,500	—	112,500
Capital contributed from deferred debt discount	—	—	—	—	—	2,097,478	—	2,097,478
Capital contributed from grant of warrants for bridge financings	—	—	—	—	—	109,414	—	109,414
Capital contributed from the grant of stock options to pay for consulting services	—	—	—	—	(496,384)	496,384	—	—
Amortization of deferred compensation					634,244			634,244
Net loss							(5,403,542)	(5,403,542)
Balance at December 31, 2005			2,970,390	$2,971	(188,150)	$8,946,846	$(10,984,349)	$(2,222,682)
Sales of common stock in Novem- ber 2006 ($5.00 per share)	—	—	2,500,000	2,500	—	12,497,500	—	12,500,000
Offering costs of public offering	—	—			—	(1,844,219)	—	(1,844,219)
Issuance of bridge shares upon conversion of notes in November 2006 ($2.45 to $3.00 per share)	—	—	986,605	986	—	3,173,195	—	3,174,181
Issuance of common stock to consultants November 2006 ($5.00 per share)	—	—	12,000	12		59,988		60,000
Capital contributed from the beneficial conversion feature of notes	—	—	—	—	—	2,713,576	—	2,713,576
Capital contributed from grant of warrants for bridge financings	—	—	—	—	—	909,883	—	909,883
Capital contributed from deferred financing costs	—	—	—	—	—	119,238	—	119,238
Capital contributed from the grant of stock options to pay for consulting services	—	—	—	—	—	1,235,836	—	1,235,836
Capital contributed from the grant of stock options to pay for patent licensing rights	—	—	—	—	—	6,828,453	—	6,828,453
Capital contributed from the grant of stock options to employees	—	—	—	—	—	2,839,562	—	2,839,562
Capital contributed from the exercise of options and warrants November-December 2006	—	—	35,417	35	—	18,882	—	18,917
Amortization of deferred compensation	—	—	—	—	172,714	—	—	172,714
Net loss							(21,695,665)	(21,695,665)
Balance at December 31, 2006	—	$—	6,504,412	$6,504	$(15,436)	$37,498,740	$(32,680,014)	$ 4,809,794

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years ended December 31,		Cumulative from inception (April 21, 1997 to December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(21,695,665)	$(5,403,542)	$(32,680,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock-based compensation and expenses	11,136,565	634,244	13,110,163
Waived and imputed compensation, royalty and consulting fees	—	112,500	1,983,809
Amortization of debt discount	4,641,985	1,078,953	5,720,937
Amortization of debt financing costs	665,105	148,215	813,320
Terminated offering costs	—	736,037	736,037
Depreciation	51,728	39,094	142,700
Loss on disposal of fixed assets	—	14,954	14,954
Changes in operating assets and liabilities:
Accounts receivable	(2,611)	(5,747)	(9,577)
Prepaid expenses and other current assets	(3,223)	(12,514)	(46,688)
Deposits and other assets	(940)	(74,206)	(94,545)
Accounts payable	(320,096)	540,634	300,558
Accrued expenses	282,914	38,429	486,149
Net cash used in operating activities	(5,244,238)	(2,152,949)	(9,522,197)

Cash flows from investing activities:
Purchases of fixed assets	(79,516)	(143,529)	(337,422)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,504,750	2,695,000	5,199,750
Repayment of convertible notes	(3,088,381)	—	(3,088,381)
Issuance of common stock	12,500,000	224,900	14,932,574
Issuance of short term notes	1,185,000	—	1,185,000
Repayment of short term notes	(660,000)	—	(660,000)
Exercise of options and warrants	18,917	—	18,917
Proceeds from stockholders’ loans	—	400,000	510,000
Repayment of stockholders’ loans	(25,000)	(60,000)	(85,000)
Stock offering costs	(1,844,219)	(780,243)	(2,668,002)
Reimbursement of stock offering costs	—	25,000	25,000
Deferred financing costs	(365,318)	(219,350)	(584,668)
Net cash provided by financing activities	10,225,749	2,285,307	14,785,190

Net increase (decrease) in cash and cash equivalents	4,901,995	(11,171)	4,925,571
Cash and cash equivalents at beginning of period	23,576	34,747	—
Cash and cash equivalents at end of period	4,925,571	$23,576	4,925,571

Non cash investing and financing activities:
Conversion of stockholder’s loan to common stock	$—	$—	$100,000
Issuance of common stock for accrued compensation	$—	$84,000	$84,000
Issuance of warrants for deferred financing fees	$119,238	$109,414	$228,652
Capital contribution from waived royalty fees	$—	$—	$600,000
Conversion of loans payable, accounts payable and accrued expenses into convertible notes	$977,012	$—	$977,012
Conversion of accrued interest into common stock	$85,800	$—	$85,800
Conversion of convertible notes into common stock	$3,088,381	$—	$3,088,381
Capital contribution from waived and imputed compensation and consulting fees	$—	$112,500	$1,383,809

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1. ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

Description of business

Debt Resolve, Inc. (“Debt Resolve” or the “Company”), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and purchasers of charged-off debt an Internet-based online system (“the DebtResolve system”) for the collection of past due consumer debt. The Company offers its service as an Application Service Provider (“ASP”) model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The DebtResolve system features, at its core, a patented online bidding system. The Company has recently expanded its business to include debt buying and debt collection through its debt buying and collection agency subsidiaries, which use its patented internet-based collection and settlement process to improve collection results. (See Notes 6 and 18.)

Organization

Until February 24, 2003, the Company, formerly named Lombardia Acquisition Corp., was inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta, Charles S. Brofman, and Michael S. Harris (collectively, the “Principal Stockholders”) purchased 2,250,000 newly-issued shares of the Company’s common stock, representing 84.6% of the then outstanding shares, pursuant to a Stock Purchase Agreement effective January 13, 2003 between the Company and each of the Principal Stockholders. The Company received an aggregate cash payment of $22,500 in consideration for the sale of such shares to the Principal Stockholders. The Board of Directors was then reconstituted. On May 7, 2003, following approvals by the Board of Directors and holders of a majority of the Company’s common stock, the Company’s Certificate of Incorporation was amended to change the Company’s corporate name to Debt Resolve, Inc. and increase the number of the Company’s authorized shares of common stock from 20,000,000 to 50,000,000 shares. On May 8, 2006, the Board of Directors and holders of a majority of the Company’s common stock approved amending the Company’s Certificate of Incorporation to increase the number of the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares. On August 25, 2006, following approvals by the Board of Directors and holders of a majority of the Company’s outstanding shares of common stock, the Company’s Certificate of Incorporation was amended to effect a reverse one-for-ten reverse split, which reduced the number of outstanding shares of common stock from 29,703,900 to 2,970,390. On November 6, 2006, the Company completed an initial public offering consisting of 2,500,000 shares of common stock. (See Note 3.)

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not produced any significant revenues. During the last several years, the Company has devoted substantially all of its efforts to planning and budgeting, product development, and raising capital. In January 2004, the Company substantially completed the development of an online system for the settlement of credit card and other consumer debt and began marketing its product to banks and other creditors. In February 2004, the Company implemented its online system, on a test basis, with a collection agency. In July 2004, the Company implemented its online system with a second client and began generating revenue based on a percentage of the amount of debt collected by this client. As December 31, 2006, the Company had nine clients under contract. Seven clients were operational, however the Company has not earned, nor did it expect to generate, significant revenues from these clients during the initial start-up periods. Subsequent to December 31, 2006, the Company initiated operations of its debt buying subsidiary and acquired a collection agency. (See Note 18.)

NOTE 2. GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern and management’s liquidity plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  For the year ending December 31, 2006, the Company had substantially no revenues and incurred a net loss of $21,695,665.  Cash used in operating and investing activities was $5,323,754 for the year ended December 31, 2006. Based upon projected operating expenses, the Company believes that its working capital as of the date of this report may not be sufficient to fund its plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is actively pursuing additional debt/equity financing and pursuing strategic acquisitions.  In January 2007, the Company acquired the outstanding capital stock of First Performance Corporation, an accounts receivable management agency (see Note 18a), and accordingly, is no longer in the development stage as of the date of the acquisition.  In February 2007, the Company entered into a non-binding letter of intent with a financing company for a $3 million debt financing.  The exact terms of the financing have not been determined, nor has the lender made a binding commitment to the financing transaction. The parties are currently performing their respective due diligence procedures. Therefore, there is no assurance that this transaction will be successful. Management believes that it will be successful in obtaining additional financing and successfully integrate its acquisition to a level of profitability, however, no assurance can be provided that the Company will be able to do so.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DRV Capital LLC, a wholly-owned subsidiary, together with its wholly owned subsidiary, EAR Capital, LLC, both formed during the year ended December 31, 2006. Neither DRV Capital LLC nor EAR Capital, LLC was active during 2006. All material inter-company balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could be different from these estimates.

Revenue recognition

The Company earned revenue during 2006 and since inception from several collection agencies and lenders that implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, as of December 31, 2006 most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

In recognition of the principles expressed in Staff Accounting Bulletin 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time the Company uniformly postpones recognition of all contingent revenue until its client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using its system and/or, for clients under a licensing arrangement, the successful availability of its system to its customers.

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, fixed or percentage success fees, monthly maintenance fees, etc. are identified separately.

Recently signed contracts and contracts under negotiation call for multiple deliverables, and each component of revenue will be considered to have been earned when the Company has met the associated deliverable, as is required by SAB 104 Topic 13(A). For new contracts being implemented which include a licensing fee per account, following the guidance of SAB 104 regarding services being rendered continuously over time, the Company will recognize revenue based on contractual prices established in advance and will recognize income over the contractual time periods. Where some doubt exists on the collectability of the revenues, a valuation reserve will be established or the income charged to losses, based on management’s opinion regarding the collectability of those revenues.

Subsequent to December 31, 2006, the Company initiated operations of its debt buying subsidiary, DRV Capital LLC. (See Note 18a.) DRV Capital engages in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, the Company will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because the Company only recently entered into this business, it will use the cost recovery method until it has evaluated the accuracy of its model. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. When management has determined that it is able to predict cash flows with some reliability, it will adopt the income accrual method, described above, recognizing the revenues on a level yield method over the expected ownership period of the pool.

Imputed salary expense

Under the terms of employment agreements the Company has had with its Co-Chairman and Chief Executive Officer and with its Executive Vice President, General Counsel and Secretary during the year ended December 31, 2004 and a portion of the year ended December 31, 2005, the Company did not pay these officers a salary, due to certain conditions as specified in the agreements. The Company recorded compensation expense and a capital contribution of $112,500 for the year ended December 31, 2005. This amount is equal to the salaries that would have been paid during that period, representing an imputed compensation expense for the minimum base salary amount under the agreement with them, as if the Company had met the condition for paying their salaries. For the year ended December 31, 2006, no capital contribution for imputed salary was recorded, as the CEO received a salary, and the General Counsel was no longer with the Company.

Research and development expenses

Research and development expenses consist primarily of payroll and related expenses and consulting fees incurred in connection with employees and consultants involved in the development of the Company’s online software product. The Company follows the guidelines of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Since the Company intended and has begun to market its online product, these costs have been charged to expense as incurred and classified as research and development expenses. In January 2004, the Company substantially completed the development of and began marketing its online product. Commencing February 2004, costs incurred in connection with the operation, maintenance, modification and customization of the Company’s product have been charged to expense as incurred, but are not classified as research and development expenses.

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

Stock-based compensation

Prior to January 1, 2006, stock options issued to employees under stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost was reflected in the net loss for the year ended December 31, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the Board of Directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, required the disclosure of the effect on net loss and loss per share had the Company applied the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Prior to the Company’s recently completed initial public offering there was no public market for the Company’s stock, the Company did not consider volatility in estimating the value of each option, and therefore, the Company followed the minimum value method. The minimum value of each option granted to employees was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rates for individual options ranging from 1.66% to 4.12%, and an expected life of each option, ranging from three to ten years. The estimated minimum value of the options granted is amortized on a pro forma basis over the option vesting periods. The Company accounted for stock-based compensation issued to non-employees using the fair value method.

Beginning on January 1, 2006, the Company has accounted for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company has adopted the modified prospective transition method and therefore, has not restated prior periods’ results. Under this transition method, there was no impact to the financial statements for the year ended December 31, 2006 on net loss or basic and diluted net loss per share for options granted in previous periods, as all options previously granted to employees vested prior to adoption. During the year ended December 31, 2006, the Company issued options to purchase 2,668,434 shares of common stock to employees and consultants. Total stock-based compensation expense related to these grants for the year ended December 31, 2006 amounted to $11,136,565, of which $2,839,563 related to options granted to employees, $1,235,836 related to options granted to consultants and directors, and $6,828,453 related to options granted to the company’s Co-Chairmen in connection with a licensing agreement. The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates for individual options ranging from 4.52% to 4.86%, and an expected life of each option, ranging from three to ten years. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of December 31, 2006, total unrecognized employee compensation cost amounted to $395,726.

The following table illustrates the pro forma effects on net loss and net loss per common share for the year ended December 31, 2005 and the period from inception (April 21, 1997) to December 31, 2006, as if the Company had implemented FASB Statement No. 123 and recorded an expense for stock-based compensation issued to employees prior to January 1, 2006.

	Year ended December 31, 2005	Cumulative from inception (April 21, 1997) to December 31, 2006
Net loss - as reported	$(5,403,542)	$(32,680,014)
Deduct: Stock based employee compensation expense determined under minimum-value based methods for all awards	1,842	589,220
Net loss – pro forma	$(5,405,384)	$(33,269,234)

Basic and diluted net loss per common share – as reported	$(1.82)
Basic and diluted net loss per common share - pro forma	$(1.82)
Basic and diluted weighted average number of common shares outstanding	2,966,590

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants of 3,408,434 and 984,150, respectively at December 31, 2006 and options, warrants and convertible debentures of 853,333, 450,659 and 634,118, respectively at December 31, 2005, are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The Company’s issued and outstanding common shares as of December 31, 2006 do not include the underlying shares exercisable with respect to the remaining outstanding 1,107,008 warrants of the 1,160,598 issued in conjunction with the Company’s June 2006 bridge financing and exercisable at $0.01 per share (see Note 4). In accordance with SFAS 128 (“Earnings Per Share”) the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. INITIAL PUBLIC OFFERING

On March 4, 2005, the Company entered into a non-binding letter of intent with an investment banking firm to explore the possibility of raising additional capital in the public equity markets. On January 20, 2006, the Company entered into an agreement with a second investment banking firm to be placement agent for a private debt financing. Subsequent to that date, this second firm was engaged to be co-underwriter for a then-potential initial public offering (“IPO”). On March 10, 2006, the Company entered into an agreement with an investment banking firm to serve as a co-placement agent for this private financing. On September 30, 2005, the Company filed a Registration Statement on Form SB-2 and, on December 9, 2005, filed Amendment No. 1 to the Registration Statement with the Securities and Exchange Commission (“SEC”). On February 10, 2006, the Company withdrew the Registration Statement and recorded terminated offering costs of $736,037 for the year ended December 31, 2005. On July 21, 2006, the Company filed a new Registration Statement on Form SB-2, and, on September 13, 2006, filed Amendment No. 1 to the Registration Statement. This registration statement was subsequently amended on October 24, 2006, and declared effective by the SEC on November 1, 2006.

Effective August 24, 2006, the Company engaged EKN Financial Services, Inc. as the new managing underwriter of the Company’s then-potential IPO. Maxim Group LLC, the previous managing underwriter, agreed to participate as a co-underwriter, underwriting and placing up to 50% of the shares offered in the Company’s then-potential IPO.

On August 31, 2006, in connection with the then-potential IPO, as a result of a decrease in stockholder value resulting from a lower per share offering price at the time of a public offering of the Company’s common stock, the Company issued warrants to purchase 304,366 shares of common stock to investors who had participated in its private placements of common stock at $10.00 per share in 2003, 2004 and 2005, to purchase common stock at a price of $1.00 per share in order to restore some portion of their pre-offering value (“make-whole warrants”). In addition, the Company amended 346,500 stock options to purchase common stock to certain employees and consultants of the Company in a quantity sufficient to both restore some portion of their pre-offering value of their common stock and options and to provide ongoing incentive compensation. These “amended options” are exercisable at a price of $5.00 per share. Both the make-whole warrants and the amended stock options are exercisable for from three to five years. (See Note 9.)

On November 6, 2006, the Company completed an IPO, pursuant to which the Company sold 2,500,000 shares of common stock at $5.00 per share. EKN Financial Services, Inc. acted as the managing underwriter and National Securities Corporation, Joseph Stevens & Company, Inc. and Maxim Group LLC acted as co-underwriters. At the same time the Company commenced its IPO, it registered for resale by selling stockholders 2,483,819 shares of common stock issuable upon conversion of convertible notes or exercise of warrants. The Company will not receive any of the proceeds from the sale of shares of its common stock by the selling stockholders.

Gross proceeds of the IPO were $12,500,000. After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds to the Company of approximately $10,655,782. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes, the Company’s net cash received was approximately $7,000,000. The Company also issued to the underwriters a warrant to purchase 225,000 shares of the Company’s stock, exercisable at $6.00 per share, as well as an over-allotment option to purchase 375,000 shares of common stock at $4.60 per share, which was not exercised and expired automatically on December 15, 2006. In connection with the IPO, an agreed-upon portion of the Company’s convertible notes automatically converted into 986,605 shares of the Company’s common stock.

In connection with its IPO, the Company recorded an expense of $909,883 for the beneficial conversion feature of the June 2006 Private Placement, $846,660 for the accelerated amortization of the beneficial conversion feature and related deferred financing costs of its convertible notes of the April 2005 Private Placement and the June/September 2005 Private Placement, $130,773 in incremental interest payable on those financings, $1,240,800 for the recording of stock options issued at the close of the IPO.

Also in connection with the IPO, as well as in connection with a licensing agreement, the Company issued to its co-Chairmen an aggregate of 1,517,434 options, calculated to be sufficient to bring their ownership to a combined 29.2% of the total number of outstanding shares of common stock on a fully diluted basis as of the closing of the IPO, assuming the exercise of such options, valued at $6,828,453. (See Note 8.)

NOTE 4. NOTES PAYABLE AND CONVERTIBLE NOTES:

April 2005 Private Placement

In April 2005, in a private financing that involved the issuance of 7% senior convertible promissory notes due one year from the date of issuance, the Company received proceeds of $800,000, initially convertible into 188,235 shares of common stock (the “April 2005 Private Placement”). The conversion percentage on the April 2005 Private Placement was 100% upon the completion of the IPO. The notes from the April 2005 Private Placement matured on April 21, 2006. However all existing April 2005 note holders agreed to extend their notes to October 31, 2006, and subsequently further agreed to extend their notes to December 31, 2006.

The April 2005 Private Placement contained a provision that in the event the Company raised $4 million in equity financing, or debt financing convertible to equity, the holders of these notes would receive shares based on 115% of the balance of these notes. As a result of this dilutive calculation, an aggregate of 216,472 shares of the Company’s common stock were issuable upon the conversion, at a conversion price of $4.25 per share, discounted from the IPO price of $5.00 per share, of 115% of the principal balance of the April 2005 Private Placement. In November 2006, pursuant to the close of the IPO, these notes were converted to 216,472 shares of common stock.

As part of the April 2005 Private Placement, investors were issued 94,120 warrants to purchase shares of the Company’s common stock at an exercise price of $4.25 per share. As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement (see below), and in connection with certain anti-dilution provisions in the warrant agreement, the exercise price of these warrants was reduced to $2.45 per share based on the IPO price of $5.00 per share.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the convertible notes from the April 2005 Private Placement were considered to have an embedded beneficial conversion feature because the conversion price was less than the fair market value at the issuance date and the contingent conversion price was less than the IPO price. See “June/September 2005 Private Placement” below.

June/September 2005 Private Placement

In June 2005, the Company received proceeds from an additional private financing of 7% senior convertible promissory notes in the aggregate principal amount of $1,250,000, due one year from the date of issuance, initially convertible at $4.25 per share into 294,118 shares of common stock. In September 2005, the Company received additional proceeds from the private financing of 7% senior convertible promissory notes in the aggregate principal amount of $645,000, due one year from the date of issuance, initially convertible at $4.25 per share into 151,765 shares of common stock (the “June/September 2005 Private Placement”). The automatic conversion percentage on the June/September 2005 Private Placement was 50% upon the completion of the IPO. In compliance with the requirements of the June/September 2005 private financing documents, a majority of these note holders approved the June 2006 Private Placement (see below) and agreed to extend their notes to December 31, 2006.

As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement (see below), and in connection with certain anti-dilution provisions in the note agreement, the exercise price of the underlying shares related to the June/September 2005 Private Placement was reduced to $2.67 per share based on the IPO price of $5.00 per share. Accordingly, an aggregate of 387,014 shares of common stock were issuable upon the conversion of 50% of the principal and accrued interest to November 6, 2006 (the closing date of the IPO - see Note 3) of the June/September 2005 Private Placement. In November 2006, pursuant to the close of the IPO, 50% of the principal and accrued interest was converted to 387,014 shares of common stock and $1,033,000 was repaid in cash. (See Note 3.)

As part of the June/September 2005 Private Placement, investors were issued 222,955 warrants to purchase shares of the Company’s common stock at an exercise price of $4.25 per share. As a result of the conversion and exercise price of the notes and warrants issued in the June 2006 Private Placement (see below), and in connection with certain anti-dilution provisions in the warrant agreement, the exercise price of the warrants related to the June/September 2005 Private Placement was reduced to $2.52 per share based on the IPO price of $5.00 per share.

In accordance with EITF 98-5 and EITF 00-27, the convertible notes from the April 2005 Private Placement and June/September 2005 Private Placement were considered to have an embedded beneficial conversion feature because the conversion price was less than the fair market value at the issuance date and the contingent conversion price was expected to be less than the IPO price. The Company initially recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the April 2005 Private Placement and June/September 2005 Private Placement notes and related investor warrants in the amount of $2,097,478, using the fair value method. Due to certain modifications in the conversion terms of these notes, the Company recorded an incremental beneficial conversion feature in connection with the value of the April 2005 and June/September 2005 notes in the amount of $537,475. Such amount was amortized over the life of the respective notes. The Company recorded amortization of the beneficial conversion feature and debt discount in the amount of $1,352,182 during the year ended December 31, 2006, $550,273 during the year ended December 31, 2005, and $2,431,135 since inception. Per the terms of the note agreements, the Company agreed that it would use its best efforts to register the underlying common stock and warrants in conjunction with the IPO, and the Company did do this. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) there were no factors that would prohibit equity classification relating to the embedded conversion option or the warrants.

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

On March 15, 2006, the Company initiated a private placement involving the issuance of 12% convertible promissory notes due one year from the date of issuance (“the March 2006 Private Placement Term Sheet”). The Company had raised $300,000 under this offering. Investors in the March 2006 Private Placement Term Sheet later agreed to adopt the terms of a second supplement to the March 2006 Private Placement Term Sheet, dated May 31, 2006 (“the May 2006 Private Placement Term Sheet Supplement”) which became the basis for the Company’s June 2006 Private Placement (see below).

On May 31, 2006, the Company issued the May 2006 Private Placement Term Sheet Supplement with respect to the June 2006 Private Placement. The Company raised a total of $3,481,762 (the “June 2006 Private Placement”), including $977,012 of principal and accrued interest rolled in from existing noteholders. Of this total, $800,000 was invested by a lead investor, to which the Company issued a non-convertible 15% senior secured promissory note, repayable the earlier of October 31, 2006 or at the time of the conclusion of the Company’s IPO. The remainder of the notes issued in connection with this offering were 15% senior secured convertible promissory notes repayable the earlier of October 31, 2006 or at the time of the Company’s conclusion of its IPO. Subsequently, the maturity of the 15% non-convertible and 15% convertible notes were extended to December 31, 2006. These notes were only convertible contingent upon the closing of an IPO. In November 2006, pursuant to the close of the IPO, an aggregate of 383,119 shares of the Company’s common stock was issued upon the conversion, at a conversion price equal to 70% of the IPO price of $5.00 per share, of 50% of the $2,681,762 principal amount of the convertible notes.

The June 2006 Private Placement promissory notes contained a provision that in the event their repayment occurred after August 30, 2006, they were repayable at 107.5% of the principal amount plus accrued interest to the date of repayment. Accordingly, since the notes were still outstanding as of August 30, 2006, the Company recorded a charge to interest expense of approximately $260,000. Prior to the Company’s IPO, one investor and one of the Company’s underwriters relinquished 36,923 warrants exercisable at $0.01 per share. Investors in the June 2006 Private Placement were also issued 1,160,598 warrants to purchase shares of the Company’s stock at $0.01 per share. Certain related parties participated in this offering and, in partial exchange for their investment of $342,014, received 114,005 of such warrants. In November 2006, pursuant to the close of the IPO, in addition to the 50% of the principal was converted to 383,119 shares of common stock, $2,533,610 was repaid in cash, representing 57.5% of the principal amount of the notes. (See Note 3).

The Company evaluated the provisions of the aforementioned notes under EITF 00-19 and EITF 05-4, View A, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument” and accordingly classified the aforementioned warrants and registration rights agreement as equity. The gross proceeds of $3,481,762 associated with the June 2006 Private Placement were recorded net of a discount of $2,176,101, related to the fair value of the warrants. The debt discount of $2,176,101 was accreted until the note matured at the time of the IPO. Accordingly, the Company recorded a charge of $2,176,101 for the year ended December 31, 2006. Upon the close of the IPO on November 6, 2006, based on a conversion price equal to 70% of the IPO price of $5.00 per share, the Company recorded an expense for the beneficial conversion feature of these notes in the amount of $909,883. (See Note 3.)

The Registration Rights Agreement entered into in connection with the June 2006 Private Placement required the Company to file a registration statement by October 31, 2006. Prior to that date, the filing deadline was extended to November 10, 2006. The underlying registration statement was declared effective by the SEC on November 1, 2006 (See Note 3.)

On June 26, 2006, as additional collateral pursuant to the June 2006 Private Placement, the Company’s co-chairmen pledged the 1,650,000 shares of the Company’s common stock that they personally own or control to secure the June 2006 Private Placement indebtedness. The stock pledge was a secondary, non-recourse liability to be called upon only following the exhaustion of all legal remedies against the Company for collection of the indebtedness. The June 2006 Private Placement indebtedness was in part repaid and in part converted into shares of the Company’s common stock upon the conclusion of the IPO, and the stock pledge was released at that time. The June 2006 Private Placement indebtedness was also collateralized with a first lien on all of the Company’s assets as well as those of any Company’s subsidiaries now existing or that may be formed. This collateral was released with the repayment of the private placement. (See Note 3.)

Short Term Borrowings

On September 11, 2006, the Company raised $300,000 in a short term borrowing from an investor in the Company at an annual interest rate of 15%. The note was repayable in full on September 11, 2007, or repayable with a ten percent penalty at any date prior to maturity. The borrowing also carried the personal guarantees of the co-chairmen. Upon the close of the IPO, 110% of this note was repaid.

From October 30, 2006 to November 1, 2006, the Company received advances from several board members, officers, and their family members totaling $360,000. The borrowings carried an interest rate of 18%, had maturities of two months to one year, and were prepayable at any time at the option of the borrower and by agreement in the event of a public offering at from 110% to 115% of the amount borrowed. Upon the close of the IPO, these notes were repaid. The Company recorded approximately $74,000 in financing costs related to these borrowings.

Deferred Financing Costs

The Company incurred costs in conjunction with the April 2005 private financing, the June/September 2005 private financing and the June 2006 Private Placement. Total cash fees associated with the April 2005 and June/September 2005 private financings were $219,350. In addition, the placement agent was issued warrants to purchase 33,600 shares of common stock first valued at $109,414. Subsequent to the June 2006 Private Placement, these warrants were repriced, and the Company recorded additional deferred financing costs for the incremental value in the amount of $8,621. Maxim Group LLC and Capital Growth Financial (“CGF”) acted as the placement agents in the June 2006 Private Placement. Total cash fees associated with the June 2006 Private Placement were $365,318. In addition, the Company recorded deferred financing costs of $110,617 for the value of 31,508 placement agent warrants issued in connection with this financing, although Maxim Group LLC subsequently relinquished its portion of such warrants, or 8,644 warrants. The total of fees and the value of the warrants have been recorded as deferred financing costs and were amortized over the life of the notes, until their maturity at the IPO. Amortization of deferred financing costs for the 2006 and 2005 private financings totaled $665,105 and $148,215 for the years ended December 31, 2006 and 2005, respectively, and $813,320 since inception.

NOTE 5.  FIXED ASSETS:

Fixed assets consist of the following:

	Useful life	December 31, 2006
Computer equipment	3-5 years	$123,908
Computer software	3 years	40,919
Telecommunications equipment	5 years	2,685
Office equipment	3 years	6,362
Furniture and fixtures	5 years	103,172
Leasehold improvements	Lease term	21,081
		298,127
Less: accumulated depreciation		(118,358)
		$179,769

Concurrent with the Company’s move to new premises on July 29, 2005, certain assets were taken out of service and the original cost and related accumulated depreciation were removed from the balance sheet. Removing the original cost of $39,296 and the related accumulated depreciation of $24,342 resulted in a net loss on disposal of fixed assets of $14,954 for the year ended December 31, 2005.

Depreciation expense totaled $51,728 and $39,094 for the years ended December 31, 2006 and 2005, respectively, and $142,700 since inception.

NOTE 6. FORMATION OF SUBSIDIARY AND SIGNING OF FUNDING TERM SHEET:

On June 5, 2006, the Company formed a wholly-owned subsidiary, DRV Capital LLC. This subsidiary was formed to potentially purchase portfolios of defaulted consumer debt and attempt to collect on that debt, but at December 31, 2006 was not yet operational. In December 2006, the Company formed a wholly-owned subsidiary of DRV Capital, EAR Capital I, LLC, for the limited purpose of purchasing and holding pools of debt funded in part by borrowings from Sheridan Asset Management, LLC (“Sheridan”).

On December 22, 2006, the Company, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date, and, once repaid, cannot be re-borrowed. Once the notes are repaid and the Company has been repaid its investment, the Company and Sheridan share the residual collections from the debt portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. The Company is required to give Sheridan the opportunity to fund all of its purchases of distressed consumer debt with advances through December 21, 2008.

As of December 31, 2006, neither DRV Capital nor its subsidiary, EAR Capital, had any assets or liabilities.

Subsequent to December 31, 2006, the Company initiated activity in this subsidiary, investing in two debt pools, and drawing down on its financing in order to do so. (See Note 18a.)

NOTE 7. STOCKHOLDERS’ EQUITY:

During the year ended December 31, 2005, the Company issued 22,490 shares of common stock through a private placement for a total of $224,900 and incurred expenses of the private placement of $44,206. During the year ended December 31, 2005, the Company issued warrants to purchase, 100,000 shares of common stock to a consultant who also invested in this private placement, exercisable at $4.25 per share, valued at $744,245. These warrants are exercisable for three years from the date of grant and vested upon issuance.

During the year ended December 31, 2005, two stockholders reimbursed the Company for $25,000 of deferred offering costs. Such amount has been credited to additional paid-in capital.

During the year ended December 31, 2005, the Company recorded imputed compensation expense of $112,500 related to salaries for its Co-Chairman and Chief Executive Officer and its Executive Vice President, General Counsel and Secretary as if the Company had met the terms for the payment of their salaries as stipulated in their employment agreements, and recorded the waived salary as a contribution to paid-in capital. (See Note 11.)

During the year ended December 31, 2006, the Company issued 2,500,000 shares of common stock through an initial public offering for gross proceeds of $12,500,000 and incurred expenses of the offering of $1,844,219. (See Note 3.)

During the year ended December 31, 2006, the Company issued 12,000 shares of common stock to a consultant and recorded an expense of the issuance of $60,000.

During the year ended December 31, 2006, the Company issued 986,605 shares of common stock in partial repayment of convertible notes issued in 2005 and 2006 and accrued interest aggregating $3,174,181.

During the year ended December 31, 2006, the Company received cash proceeds of $18,917 from the exercise of warrants to purchase 35,417 shares of common stock.

During the years ended December 31, 2006 and 2005, the Company recorded compensation expense representing the amortized amount of the fair value of options granted to advisory board members in 2003, 2004 and 2005, of $172,714 and $568,532, respectively.

NOTE 8. RELATED PARTIES:

a. Patent licensing

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

On November 6, 2006, pursuant to this licensing agreement and the closing of the IPO, the Company issued stock options to the Company’s co-chairmen to purchase an aggregate of 1,517,434 shares of its common stock at $5.00 per share,with a term of ten years from grant date, and vesting upon issuance. The fair value of each option granted to the co-chairmen was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rate for individual options of 4.86%, and an expected life of ten years. Using these assumptions, these options were valued at $6,828,453, and the full value was expensed at issuance.

These option grants are outside of the 2005 Plan. (See Note 9.) The Company recorded an expense of $6,828,453 during the year ended December 31, 2006 related to this issuance.

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

b. Legal consulting fees

To assist in the preparation of its registration statement and other legal matters, primarily related to contracts for potential acquisitions, during the year ended December 31, 2006 the Company employed as a consultant an attorney who is a relative of the Co-Chairman and Chief Executive Officer. Over the course of the year ended December 31, 2006, the Company paid this individual consulting fees of approximately $35,000.

NOTE 9.  STOCK OPTIONS:

As of December 31, 2006, the Company had one stock-based employee compensation plan, the 2005 Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.  The 2005 Plan is administered by the Compensation Committee of the Board of Directors.  The 2005 Plan provides that the Compensation Committee of the Board of Directors may establish stock-based compensation awards for officers and other key employees, consultants and directors as recommended by management over the coming time period. For the year ended December 31, 2006, 286,000 options have been issued under the 2005 Plan, and 25,000 options were subsequently forfeited. There were no options granted under the 2005 Plan during 2005.

A summary of option activity within the 2005 Plan as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	—	—	—
Granted	286,000	$5.00	4.7 Years
Exercised	—	—	—
Forfeited or Expired	(25,000)	$5.00	4.7 Years
Outstanding at December 31,	261,000	$5.00	4.7 Years	$—
Exercisable at December 31,	143,000	$5.00	4.7 Years	$—

As of December 31, 2006, the Company had 118,000 unvested options within the 2005 Plan.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 amounted to $4.30 and $3.87 per share, respectively.

A summary of option activity outside the 2005 Plan for the year ended December 31, 2006 is presented below:

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	853,333	$7.23	3.9 Years
Granted	2,357,434	$5.00	8.9 Years
Exercised	—	—	—
Forfeited or Expired	(63,333)	$10.00	—
Outstanding at December 31,	3,147,434	$4.96	6.9 Years	$85,695
Exercisable at December 31,	1,275,000	$5.05	4.3 Years	$85,695

As of January 1, 2006 and December 31, 2006, there were no unvested options outside the 2005 Plan.

In September 2004, the Company entered into an agreement to issue options to purchase 10,000 shares of its common stock at $10.00 per share to a member of the Company’s advisory board. The options will have an exercise period of three years, and will vest at such time as the Company achieves $2,000,000 in revenues as a result of the consultant’s efforts. On August 31, 2006, these options were repriced to $5.00 per share. As of December 31, 2006, the contingency has not been achieved, and the options have not been granted.

In September 2005, the Company entered into an agreement to issue options to purchase 330,000 shares of its common stock at $5.00 per share to two employees. These options have an exercise period of five years from the date of grant. These options were issued and vested on November 6, 2006 at the conclusion of the Company’s IPO. The options were valued at $1,237,500, and were expensed at the date of issuance. During the year ended December 31, 2006, the Company recorded a compensation charge in the amount of $1,237,500 for these options.

On July 5, 2006, the Company issued options to purchase 50,000 shares of its common stock at $5.00 per share to the Company’s Chief Financial Officer. The options have an exercise period of five years, were valued at $188,000, and will be expensed over the vesting period. Half of these options vested upon issuance and half vested on December 31, 2006. During the year ended December 31, 2006, the Company recorded a compensation charge in the amount of $188,000 for these options.

On August 7, 2006, the Company issued options to purchase 50,000 shares of its common stock at $5.00 per share to the Company’s Controller. The options have an exercise period of five years and were valued at $188,000. Half of these options were to vest on February 7, 2007 and half on the anniversary date. On December 27, 2006 these options were amended. Half were vested at that date, and the remainder were forfeited. During the year ended December 31, 2006, the Company recorded a compensation charge in the amount of $133,167 for these options.

On August 31, 2006, the Company amended the exercise price of options to purchase 346,500 shares of its common stock issued to employees and consultants of the Company during 2003 and 2004. The repricing included options for 214,000 shares previously issued to directors and employees, and options for 132,500 shares previously issued to consultants. The exercise price was reduced from $10.00 per share to $5.00 per share, to reflect the expected market value of the stock upon the effective date of the IPO. The amended options were valued at $204,800 for employees, and $91,125 for consultants, amounting to an aggregate excess option value of $295,925, and were expensed at issuance.

On August 31, 2006, the Company issued options to purchase 360,000 shares of its common stock at $5.00 per share to employees of the Company. The options have an exercise period of five years, and were valued at $1,353,600. 245,000 of these options vested upon issuance, and 115,000 will vest on August 31, 2007, and will be expensed over the vesting period. Of these option grants, 230,000 options grants are within the 2005 Plan, and 130,000 are outside of the plan. The Company recorded an expense of $1,065,333 during the year ended December 31, 2006 related to this issuance.

On August 31, 2006, the Company issued options to purchase 310,000 shares of its common stock at $5.00 per share to two consultants of the Company. The options have an exercise period of five years, were valued at $1,165,600, and vested upon issuance. These options grants are outside of the 2005 Plan. The Company recorded an expense of $1,144,711 during the year ended December 31, 2006 related to this issuance.

On November 1, 2006, the Company issued options to purchase 6,000 shares of its common stock at $5.00 per share to an employee and a consultant of the Company. The options have an exercise period of five years, were valued at $22,500, and vested upon issuance. These options grants are within the 2005 Plan. The Company recorded an expense of $14,063 during the year ended December 31, 2006 related to this issuance.

On August 31, 2006, the Company issued options to purchase 20,000 shares of its common stock at $5.00 per share to a consultant of the Company. The options have an exercise period of five years, were valued at $75,200, and vested upon issuance. These options grants are outside of the 2005 Plan. The Company recorded an expense of $9,400 during the year ended December 31, 2006 related to this issuance.

NOTE 10. WARRANTS

A summary of warrant activity as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1,	450,676	$2.88	3.4 Years	—
Granted	1,721,462	$1.02	4.1 Years	—
Exercised	(35,417)	$0.53	—	—
Forfeited or Expired	(45,563)	$0.01	—	—
Outstanding at December 31,	2,091,158	$1.44	3.8 Years	$5,765,425
Exercisable at December 31,	2,091,158	$1.44	3.8 Years	$5,765,425

As of January 1, 2006 and December 31, 2006, there were no unvested warrants.

The following table summarizes information about warrants outstanding at December 31, 2006:

	Warrants outstanding
Exercise Price	Number of shares	Weighted Average Remaining Contractual Term (years)	Exercisable
$ 4.25	100,000	1.2	100,000
$ 2.45	94,120	1.3	94,120
$ 2.52	147,064	3.5	147,064
$ 2.41	33,601	1.6	33,601
$ 2.52	75,891	3.7	75,891
$ 0.01	1,107,008	4.5	1,107,008
$ 1.00	285,616	2.7	285,616
$ 3.33	22,858	1.5	22,858
$ 6.00	225,000	4.9	225,000

	2,091,158	3.8 years	2,091,158

NOTE 11.  EMPLOYMENT AGREEMENTS:

The Company has an employment agreement with the Co-Chairman and Chief Executive Officer that originally became effective as of April 1, 2005 and was subsequently amended.  Under the terms of the agreement, he is paid an annual base salary of $250,000 per year, subject to adjustments approved by the compensation committee of the Company's board of directors. The employment term extends for five years after the final closing of the June/September 2005 private financing, or until September 6, 2010.

The Company has an employment agreement with the President and Chief Technology Officer that became effective December 1, 2003 and remained in effect until December 1, 2005. This employment agreement provided for annual compensation of $200,000 and other considerations. This officer continues to serve under the terms of that contract under an informal monthly arrangement.

On August 1, 2005, the Company also entered into an employment agreement with the Chief Financial Officer, Treasurer and Secretary. This employment agreement provides for annual compensation of $150,000 and other considerations, and remained in effect until July 31, 2006. This officer continues to serve under the terms of that contract under an informal monthly arrangement.

NOTE 12. EMPLOYEE BENEFIT PLAN:

Beginning January 1, 2006, the Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code. This plan is for all employees who were employed by the Company at December 31, 2005 or who have completed 1,000 hours of service. Company contributions are made in the form of the employee’s investment choices and vest immediately. The Company will match the first 3% of the employee contribution on a dollar-for-dollar basis. After 3%, the Company matches an additional ½% for every 1% that the employee contributes up to a maximum match of 4% of the employees’ salary or the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended December 31, 2006 were $60,443.

NOTE 13. OFFICE LEASE:

Prior to July 31, 2005, the Company had leased its office facilities under a non-cancelable operating lease through July 2005. Beginning August 1, 2005, the Company entered into a five year lease which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At December 31, 2006, accrued rent payable totaled $12,561. Rent expense for the years ended December 31, 2006 and 2005 was $123,328 and $82,518, respectively.

Future minimum rental payments under the above non-cancelable operating leases are as follows:

For the Year Ending December 31,	Amount
2007	$120,958
2008	127,301
2009	130,164
2010	75,929
$454,352

Subsequent to December 31, 2006, the Company assumed two lease agreements in connection with an acquisition. (See Note 18b.)

NOTE 14. WEB HOSTING COMMITMENT:

On October 31, 2003, the Company entered into a two year web hosting agreement with a large service provider. The agreement became effective in April 2004, when the Company began to service its first customer, and provided for the purchase of certain equipment and start-up charges at the time of the agreement and a combination of monthly variable expenses, dependent on volumes, going forward. Expenses for web hosting services totaled $187,635 and $182,370 for the years ended December 31, 2006 and 2005, respectively, and $507,655 since inception. The agreement expired on April 1, 2006. The Company continues to receive service under the terms of this agreement while alternative possible contractual arrangements are discussed. The Company is currently reviewing alternative types of web hosting structures and carriers.

NOTE 15:  LITIGATION:

On January 8, 2007, the Company filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleges that Apollo’s online debt collection system infringes one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  The Company claims that it has exclusive rights under these and certain other patents with respect to the settlement of consumer debt.  In response to the Company’s complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against the Company in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. The Company has filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion is not fully briefed and remains pending. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. That briefing is not yet completed. The Company has filed a motion in the New Jersey case to permit it to take discovery on these jurisdictional issues from Apollo in the event that the Court declines to find that it has presented a prima facie case on jurisdiction. That motion is not fully briefed and remains pending. Management believes that the Company has a reasonable chance of successfully asserting the patents-in-suit  against Apollo.  However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

NOTE 16. INCOME TAXES:

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2006	2005
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%

Permanent differences	8.35	8.49
Increase in valuation allowance	25.65	25.51
Effective tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax asset:
Deferred start up costs	$73,631	$113,239
Stock based compensation	5,229,665	775,039
Net operating loss carryforward	4,349,974	2,170,670
Deferred tax asset	9,653,270	3,058,948
Less: valuation allowance	(9,653,270)	(3,058,948)
Net deferred tax asset	$—	$—
Increase in valuation allowance	$6,594,322	$1,621,538

Due to the uncertainty surrounding the realization of the benefits of the deferred tax assets, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2006 and 2005. At December 31, 2006, the Company had net operating loss carryforwards of approximately $10,800,000 which expire at various dates through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of this net operating loss carryforward may be limited.

NOTE 17. RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial statements and is currently not yet in a position to determine such effects.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 - Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

 In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-2 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157 - Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The Company is currently in the process of evaluating the impact of the adoption of SFAS 155 on its results of operations and financial condition.

NOTE 18. SUBSEQUENT EVENTS:

a. Inauguration of activity in DRV Capital LLC

In January 2007, DRV Capital LLC, through its subsidiary, EAR Capital I, LLC, purchased its first two pools of defaulted debt. The pools total face value was $8,057,116, the purchase price was $607,994, and was funded by borrowings from Sheridan in the amount of $547,194. In connection with the first funding under this facility, the Company paid Maxim Group LLC a $50,000 introduction fee.

b. Acquisition of First Performance Corporation

On January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), pursuant to a Stock Purchase Agreement dated January 19, 2007, and accordingly, is no longer considered a development stage entity. First Performance is an accounts receivable management agency with operations in Las Vegas, Nevada and Fort Lauderdale, Florida, as well as offshore capabilities. The aggregate purchase price of $850,000 included $500,000 of cash and $350,000 of the Company’s common stock, consisting of 88,563 shares at $3.95 per share.

The assets and liabilities of First Performance will be recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of First Performance, the Company acquired identifiable intangible assets of approximately $450,000. Of the identifiable intangibles acquired, $60,000 has been assigned to trade names and $390,000 has been assigned to customer relationships. The amounts of these intangibles have been estimated based upon information available to management and are subject to change based upon an outside appraisal being completed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in Years
Trade names	10 years
Customer relationships	4 years

The following table details the preliminary allocation of the purchase price for the acquisition of First Performance:

Fair Value

Restricted cash	$157,485
Accounts receivable	419,167
Prepaid expenses and other current assets	103,082
Fixed assets, net	286,229
Intangible asset - trade names	60,000
Intangible asset - customer relationships	390,000
Deposits and other assets	51,999
Accounts payable	(1,573,252)

Net fair values assigned to assets acquired and
liabilities assumed	(105,290)
Goodwill	955,290
Total	$850,000

The following represents a summary of the purchase price consideration:

Cash	$500,000
Value of common stock issued	350,000
Total purchase price consideration	$850,000

The following table presents the unaudited pro-forma combined results of operations of the Company and First Performance for each of the years ended December 31, 2006 and 2005, respectively, as if First Performance had been acquired at the beginning of each of the periods.

	For the Years Ended December 31,
	2006	2005
	(unaudited)	(unaudited)

Revenues	$6,185,679	$8,071,508

Net loss	$(25,685,952)	$(6,702,596)

Pro-forma basic and diluted net loss per common share	$(6.07)	$(2.19)

Weighted average common shares outstanding - basic and diluted	4,232,429	3,055,153

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the First Performance acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

The Company has assumed all commitments of First Performance, which includes primarily two leases for offices in Florida and Nevada. First Performance leases an office in Fort Lauderdale, Florida under a non-cancelable operating lease that expires January 31, 2009 and calls for monthly payments, net of a $5,000 abatement, of $17,481. First Performance also leases an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for monthly payments of $21,644.