Form 10QSB
period 2007-03-31
DEBT RESOLVE INC
filed 2007-05-17
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

As of May 16, 2007, 7,209,738 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DEBT RESOLVE, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,612,073
Restricted cash	287,240
Accounts receivable	545,678
Prepaid debt collection payments	125,794
Prepaid expenses and other current assets	188,565
Total current assets	2,759,350

Fixed assets, net	458,697

Other assets:
Deposits and other assets	147,159
Deferred acquisition costs	150,535
Purchased accounts receivable	570,866
Intangible assets, net	432,750
Goodwill	1,026,869
Total other assets	2,328,179
Total assets	$5,546,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109,322
Collections payable	287,240
Accrued payroll	190,109
Accrued expenses	56,887
Total current liabilities	1,643,558

Portfolio loans payable	533,105

Total liabilities	2,176,663

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding	-
Common stock, 100,000,000 shares authorized, $0.001 par value, 6,675,263 shares issued and outstanding	6,675
Additional paid-in capital	38,157,044
Accumulated deficit	(34,794,156)
Total stockholders’ equity	3,369,563
Total liabilities and stockholders’ equity	$5,546,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues	$1,137,854	$27,264

Costs and expenses:
Payroll and related expenses	1,647,592	616,462
General and administrative expenses	1,577,066	570,297
Depreciation and amortization expense	52,785	13,618

Total expenses	3,277,443	1,200,377

Loss from operations	(2,139,589)	(1,173,113)

Other income (expense):
Net interest income (expense)	20,437	(75,817)
Amortization of deferred debt discount	—	(520,135)
Amortization of deferred financing costs	—	(81,830)
Other income	5,010	1,500

Total other income (expense)	25,447	(676,282)

Net loss	$(2,114,142)	$(1,849,395)

Per share data:
Basic and diluted net loss per common share (See Note 2)	$(0.28)	$(0.62)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	7,670,462	2,970,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,114,142)	$(1,849,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	323,088	56,406
Accrued rent	1,351	2,578
Amortization of deferred debt discount	—	520,135
Amortization of deferred financing costs	—	81,830
Depreciation and amortization	52,785	13,618
Changes in operating assets & liabilities
Restricted cash	(129,755)	—
Accounts receivable	(116,934)	(16,759)
Prepaid debt collection payments	(125,794)	—
Prepaid expenses	4,745	45,877
Deposits and other assets	(615)	—
Deferred acquisition costs	(150,535)	—
Accounts payable	(353,199)	241,216
Collections payable	129,755	—
Accrued expenses	(237,606)	101,504
Accrued payroll	190,109	—
Net cash used in operating activities	(2,526,747)	(802,990)

Cash flows from investing activities:
Purchase of First Performance Corporation	(571,579)	—
Purchased accounts receivable	(570,866)	—
Purchases of fixed assets	(28,234)	(4,169)
Net cash used in investing activities	(1,170,679)	(4,169)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	300,000
Proceeds from portfolio loans	550,000	—
Repayment of portfolio loans	(16,895)	—
Proceeds from issuance of short term notes	—	525,000
Repayment of line of credit	(150,000)	—
Proceeds from exercise of warrants	823	—
Deferred financing costs	—	(39,000)
Net cash provided by financing activities	383,928	786,000

Net decrease in cash and cash equivalents	(3,313,498)	(21,159)

Cash and cash equivalents at beginning of period	4,925,571	23,576

Cash and cash equivalents at end of period	$1,612,073	$2,417

Supplemental investing and financing activities:
Current assets acquired	$679,734	$—
Property and equipment acquired	286,229	—
Security deposits acquired	51,999	—
Intangible assets acquired	450,000	—
Goodwill recognized on purchase business combination	1,026,869	—
Accrued liabilities assumed in the acquisition	(1,573,252)	—
Direct acquisition costs	(71,579)	—
Non-cash consideration to seller	(350,000)	—
Cash paid to acquire business	$500,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other interim period.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has historically raised funds through the sale of debt and equity instruments. On November 6, 2006, the Company completed an initial public offering (“IPO”). The Company sold 2,500,000 shares of common stock at $5.00 per share pursuant to the IPO. Gross proceeds of the IPO were $12,500,000. After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds to the Company of $10,655,782. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes, the Company’s net cash received was approximately $7,000,000.

Management is actively pursuing additional debt/equity financing and pursuing strategic acquisitions.  In January 2007, the Company acquired the outstanding capital stock of First Performance Corporation, an accounts receivable management agency (see Note 3), and accordingly, is no longer in the development stage as of the date of the acquisition.   Management believes that it will be successful in obtaining additional financing and successfully integrate its acquisition to a level of profitability, however, no assurance can be provided that the Company will be able to do so.  If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On April 30, 2007, the Company, Credint Holdings, LLC (“Credint Holdings”) and the holders of all of the limited liability membership interests of Credint Holdings entered into a securities purchase agreement (the “Purchase Agreement”) for the Company to acquire 100% of the outstanding limited liability company membership interests of Creditors Interchange Receivable Management, LLC (“Creditors Interchange”), an accounts receivable management agency and wholly-owned subsidiary of Credint Holdings. The total consideration for the acquisition consists of (a) 840,337 shares of the Company’s common stock, and (b) $60 million in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness The acquisition is subject to, among other things, shareholder approval of the acquisition and the Company securing financing relating to the acquisition. There is no assurance that the transaction will be completed. See Note 14a.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, and DRV Capital LLC, a wholly-owned subsidiary, together with its wholly owned subsidiary, EAR Capital, LLC. All material inter-company balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On August 25, 2006, the Company effected a one-for-ten reverse stock split. All share and per share information herein has been retroactively restated to give effect to this reverse stock split.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market.

Accounts Receivable

The Company’s extends credit to large and mid-size companies for collection services. The Company has concentrations of credit risk in that 91% of the balance of accounts receivable at March 31, 2007 is made up of only eight customers. At March 31, 2007, accounts receivable from the two largest accounts amounted to approximately $149,355 (27%) and $57,646 (11%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Business Combinations

In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The Company engaged a third-party appraisal firm to assist management in determining the fair values of First Performance Corporation. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer relationships and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” (“FAS 141”) and FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives.

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

Income Taxes

 Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statement of operations. Penalties would be recognized as a component of “General and administrative expenses”.

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $6.9 million as of March 31, 2007, primarily relating to net operating loss carry forwards of approximately $20.5 million, available to offset future taxable income through 2026. The net operating loss carry forwards of the Company’s First Performance subsidiary are expected to be limited under Section 382 of the Internal Revenue Code to an annual amount estimated to be $80,000.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Revenue Recognition

The Company earned revenue during 2007 and 2006 from several collection agencies and lenders that implemented the Company’s online system. The Company’s preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

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

In January 2007, the Company initiated operations of its debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital engage in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, the Company will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because the Company only recently entered into this business, it will use the cost recovery method until it has evaluated the accuracy of its model. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. When management has determined that it is able to predict cash flows with some reliability, it will adopt the income accrual method, described above, recognizing the revenues on a level yield method over the expected ownership period of the pool.

On January 19, 2007, the Company completed the acquisition of First Performance Corporation, a collection agency. In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time, the Company uniformly postpones recognition of all contingent revenue until the cash payment is received from the debtor. At the time it remits fees collected to its clients, the Company accrues the portion of those fees that the client contractually owes. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts.

Stock-based compensation

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these and other stock-based grants for the three months ended March 31, 2007 and March 31, 2006 amounted to $323,088 and $56,406, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended March 31,
	2007	2006
Risk free interest rate range	4.50-4.84%	2.13-3.75%
Dividend yield	0%	0%
Expected volatility	96.7%	96.7%
Expected life in years	3-5	2-3

The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of March 31, 2007, total unrecognized compensation cost for these and prior grants amounted to $477,943.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants of 3,458,454 and 1,084,150 at March 31, 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares as of March 31, 2007 do not include the underlying shares exercisable with respect to the issuance of 1,024,720 warrants as of March 31, 2007, exercisable at $0.01 per share related to a financing completed in June 2006. In accordance with SFAS No. 128 “Earnings Per Share” the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. ACQUISITION OF FIRST PERFORMANCE CORPORATION:

On January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), pursuant to a Stock Purchase Agreement dated January 19, 2007. First Performance is an accounts receivable management agency with operations in Las Vegas, Nevada and Fort Lauderdale, Florida. The aggregate purchase price of $850,000 included $500,000 of cash and $350,000 of the Company’s common stock, consisting of 88,563 shares at $3.95 per share.

The assets and liabilities of First Performance have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of First Performance, the Company acquired identifiable intangible assets of approximately $450,000. Of the identifiable intangibles acquired, $60,000 has been assigned to trade names and $390,000 has been assigned to customer relationships. The amounts of these intangibles have been estimated based upon information available to management and are subject to change based upon an outside appraisal being completed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in Years
Trade names	10 years
Customer relationships	4 years

The following table details the preliminary allocation of the purchase price for the acquisition of First Performance:

Fair Value

Restricted cash	$157,485
Accounts receivable	419,167
Prepaid expenses and other current assets	103,082
Fixed assets, net	286,229
Intangible asset - trade names	60,000
Intangible asset - customer relationships	390,000
Deposits and other assets	51,999
Accounts payable	(1,573,252)
Net fair values assigned to assets acquired and
liabilities assumed	(105,290)
Direct costs of acquisition	(71,579)
Goodwill	1,026,869
Total	$850,000

The following represents a summary of the purchase price consideration:

Cash	$500,000
Value of common stock issued	350,000
Total purchase price paid	$850,000
Direct acquisition costs	71,579
Total purchase price consideration	$921,579

First Performance was purchased on January 19, 2007, and therefore only its operations from January 19, 2007 through March 31, 2007 are included in the Company’s condensed consolidated financial statements. The following table presents the Company’s unaudited pro-forma combined results of operations for each of the three months ended March 31, 2007 and 2006, respectively, as if First Performance had been acquired at the beginning of each of the periods.

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)

Revenues	$1,298,022	$1,643,538

Net loss	$(2,300,266)	$(2,569,360)

Pro-forma basic and diluted net loss per common share	$(0.30)	$(0.84)

Weighted average common shares outstanding - basic and diluted	7,698,999	3,058,953

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the First Performance acquisition had been completed as of the beginning of 2006, nor are they necessarily indicative of future consolidated results.

Effective with the acquisition of First Performance on January 19, 2007, the Company also sponsors the First Performance employee savings plan, for all employees of First Performance who have completed 1,000 hours of service.  This plan does not include a company matching contribution.  The Company is currently in the process of merging this plan and its existing 401(k) plan.

NOTE 4.  FIXED ASSETS:

Fixed assets consist of the following:

		March 31,
	Useful life	2007
Computer equipment	3-5 years	$601,400
Computer software	3 years	67,641
Telecommunications equipment	5 years	2,685
Office equipment	3 years	6,361
Furniture and fixtures	5 years	177,515
Leasehold improvements	Lease term	21,081
		876,683
Less: accumulated depreciation		(417,986)
		$458,697

Depreciation expense totaled $35,535 and $13,618 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 5. INTANGIBLE ASSETS:

Intangible assets consist exclusively of amounts related to the acquisition of First Performance.

The components of intangible assets as of March 31, 2007 are set forth in the following table:

		March 31,
	Useful life	2007
Trade names	10 years	$60,000
Customer relationships	4 years	390,000
		450,000
Less: accumulated depreciation		(17,250)
		$432,750

The amortization of intangibles will result in the following additional expense by year:

Years ended December 31:	Intangible Amortization
2007	$94,875
2008	$103,500
2009	$103,500
2010	$103,500
2011 and thereafter	$27,375
Total	$432,750

The weighted average amortization period for amortizable intangibles is 4.8 years and has no residual value.

NOTE 6. LINE OF CREDIT:

First Performance had a line of credit that terminated on the date of the Company’s acquisition. The outstanding balance of First Performance as of January 19, 2007 of $150,000 was repaid during the three months ended March 31, 2007, and the line of credit was terminated.

NOTE 7. LOAN FINANCING AGREEMENT:

On December 22, 2006, the Company and its wholly-owned subsidiaries, EAR Capital I, LLC, as borrower, and DRV Capital, LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated as of December 21, 2006, with Sheridan Asset Management, LLC (“Sheridan”), as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment (generally 10% of the purchase price), the Company and Sheridan share the residual collections from the debt portfolios, net of servicing fees as per the terms specified in each acquisition agreement. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. The Company is required to give Sheridan the opportunity to fund all of its purchases of distressed consumer debt with advances through December 21, 2008. As of March 31, 2007, the Company had outstanding portfolio loans payable in the amount of $533,105.

NOTE 8. STOCKHOLDERS’ EQUITY:

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted, in 2006 in the amount of $139,114 during the three months ended March 31, 2007.

NOTE 9.  STOCK OPTIONS:

As of March 31, 2007, the Company had one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.  As of March 31, 2007, 311,000 stock options have been issued under this plan.

A summary of option activity within the 2005 Plan during the three months ended March 31, 2007 is presented below:

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	261,000	$5.00	4.7 Years	—
Granted	50,000	$4.06	4.9 Years	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31,	311,000	$4.85	4.5 Years	$—
Exercisable at March 31,	163,000	$4.89	4.5 Years	$—

As of March 31, 2007, the Company had 148,000 unvested options within the 2005 Plan.

On February 1, 2007 the Company issued options to purchase 30,000 shares of its common stock exercisable at $4.04 per share to a new employee. The stock options have an exercise period of five years and vest 30% at issuance, 30% in six months and 40% on the anniversary of issuance. The grant was valued at $91,200, will be expensed over the vesting period, and resulted in an expense during the three months ended March 31, 2007 of $45,600.

On February 28, 2007 the Company issued options to purchase 20,000 shares of its common stock exercisable at $4.10 per share to a new board member. The stock options have an exercise period of five years, vest 50% at issuance and 50% on the anniversary of issuance, were valued at $61,600, will be expensed over the vesting period, and resulted in an expense during the three months ended March 31, 2007 of $33,367.

A summary of stock option activity outside the 2005 Plan during the three months ended March 31, 2007 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1,	3,147,434	$4.96	6.9 Years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31,	3,147,434	$4.96	6.7 Years	$76,125
Exercisable at March 31,	3,147,434	$4.96	6.7 Years	$76,125

As of March 31, 2007, the Company had no unvested stock options outside the 2005 Plan.

During the three months ended March 31, 2007 and 2006, the Company recorded an expense of $15,436 and $56,406 respectively, representing the amortized amount of the fair value of stock options issued to non-employees prior to January 1, 2006.

NOTE 10.  WARRANTS:

A summary of warrant activity as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1,	2,091,158	$1.44	3.8 Years	—
Granted	100,000	$3.85	2.9 Years	—
Exercised	(82,288)	$0.01	—	—
Forfeited or Expired	—	—	—	—
Outstanding at March 31,	2,108,870	$1.62	3.5 Years	$5,069,113
Exercisable at March 31,	1,808,870	$0.98	3.4 Years	$5,069,113

As of March 31, 2007, there were 300,000 unvested warrants to purchase shares of common stock.

On March 1, 2007 the Company issued a warrant to purchase 100,000 shares of its common stock exercisable at $3.85 per share to a consultant. The warrant has an exercise period of three years, which vests 25% at issuance and 25% at three, six and nine months from issuance. The warrant was valued at $240,000, will be expensed over the vesting period, and resulted in an expense during the three months ended March 31, 2007 of $89,571.

During the three months ended March 31, 2007, the Company received $823 in cash proceeds from the exercise of 82,288 options to purchase common stock at $0.01 per share.

NOTE 11.  LITIGATION:

On January 8, 2007, the Company filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleges that Apollo’s online debt collection system infringes one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  The Company claims that it has exclusive rights under these and certain other patents with respect to the settlement of consumer debt.  The jurisdiction of the federal district court in New Jersey has not yet been established, and a change of venue is possible. Management believes that the Company has a reasonable chance of successfully asserting the patents-in-suit against Apollo.  However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the condensed consolidated financial statements in response to these claims.

NOTE 12. OPERATING LEASES:

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At March 31, 2007, accrued rent payable totaled $13,912. The Company also leases an office in Fort Lauderdale, Florida under a non-cancelable operating lease that expires January 31, 2009 and calls for monthly payments of $22,481. Until September 30, 2007, the monthly payment has been reduced by a $5,000 abatement to $17,481 per month. The Company also leases an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for monthly payments of $21,644. Rent expense for the three months ended March 31, 2007 and 2006 was $68,415 and $30,822, respectively.

Future minimum rental payments under the above non-cancelable operating leases are as follows:

For the Year Ending December 31,	Amount
2007	$458,611
2008	656,801
2009	412,373
2010	335,657
2011	259,728
2012	259,728
2013	259,728
2014	151,508
$2,794,134

NOTE 13. SEGMENT DATA:

The Company is a technology-driven accounts receivable management company with operations in three segments: internet debt resolution software and services (“Internet Services”), defaulted consumer debt buying (“Debt Buying”), and a consumer debt collections agency (“Collection Agency”).

Debt Resolve, operating the Company’s core business, offers online debt resolution services to creditors and collection agencies. DRV Capital is a debt buyer that uses the Company’s patent-based online collection software to boost its collections on the debt which it owns. First Performance operates collection operations in two states and collects on defaulted consumer debt on behalf of its clients, who are debt buyers and creditors.

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2007:

	Internet Services	Debt Buying	Collection Agency	Corporate	Consolidated
Revenues	$20,620	$2,100	$1,115,134	$—	$1,137,854
Loss from operations	$(1,384,054)	$(92,508)	$(434,686)	(228,340)	$(2,139,588)
Depreciation and Amortization	$13,797	$—	$38,988	$—	$52,785
Interest income	$36,699	$(16,052)	$(210)	—	$20,438
Capital expenditures	$28,234	$—	$—	$—	$28,234
Total assets	$4,343,316	$606,740	$2,889,623	(2,293,453)	$5,546,226
Goodwill	—	—	$1,026,869	—	$1,026,869

NOTE 14.  SUBSEQUENT EVENTS:

a.	Creditors Interchange

Securities Purchase Agreement

On April 30, 2007, the Company, Credint Holdings, and the holders of all of the limited liability membership interests of Credint Holdings entered into a securities purchase agreement for the Company to acquire 100% of the outstanding limited liability company membership interests of Creditors Interchange, an accounts receivable management agency and wholly-owned subsidiary of Credint Holdings. Prior to this agreement, an agreement with Creditors Interchange for the use by Creditors Interchange of the Company’s DebtResolve System, and a management services agreement pursuant to which Creditors Interchange provides management consulting services to First Performance Corporation were in place.

The total consideration for the acquisition consists of (a) 840,337 shares of the Company’s common stock, and (b) $60,000,000 in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The acquisition is subject to, among other things, shareholder approval of the acquisition and the Company securing financing relating to the acquisition. There is no assurance that the Company will obtain financing, or that it will consummate the transaction.

In connection with the financing of the transaction, the Company has signed an engagement letter with investment banks to explore financing alternatives.

Employment Agreements

In connection with the Purchase Agreement, the Company has entered into employment agreements with Bruce Gray and John Farinacci. Pursuant to his employment agreement, Mr. Gray will serve as Executive Vice President of the Company and President and Chief Executive Officer of Creditors Interchange. Mr. Gray shall also be appointed to the Board of Directors of the Company. Mr. Gray will receive a base salary of $400,000 and options to purchase up to 400,000 shares of the Company’s Common Stock. Mr. Gray is also eligible for an annual bonus based on certain performance criteria.

Pursuant to his employment agreement with the Company, Mr. Farinacci will serve as President of First Performance Corporation, a wholly owned subsidiary of the Company, and Executive Vice President-Operations of Creditors Interchange. Mr. Farinacci will also serve as a Senior Vice President of the Company. Mr. Farinacci will receive a base salary of $300,000 and options to purchase up to 400,000 shares of the Company’s Common Stock. Mr. Farinacci is also eligible for an annual bonus based on certain performance criteria.

While the employment agreements with Messrs. Gray and Farinacci were executed on April 30, 2007, both employment agreements are effective as of the closing of the transactions contemplated by the Purchase Agreement and will automatically terminate should the transaction not occur.

b.	Employment Agreements

On April 23, 2007, Anthony P. Canale was appointed to the position of General Counsel of the Company. Mr. Canale’s employment agreement provides for a base salary of $175,000 with certain bonus provisions. The employment agreement has a one year renewable term.

On May 1, 2007, the Company appointed David M. Rainey to the position of Chief Financial Officer and Treasurer. Mr. Rainey’s employment agreement provides for a base salary of $200,000 with certain bonus provisions. The employment agreement has a one year renewable term. Katherine A. Dering, the current Chief Financial Officer, Treasurer and Secretary of the Company until April 30, 2007, will remain with the Company as Senior Vice President - Finance, under an amended employment agreement.

c.	Stock Options

On April 27, 2007, an initial stock option grant was approved by the Board of Directors for David M. Rainey. Mr. Rainey was granted options to purchase 75,000 shares of the Company’s common stock, at $4.75 per share, vesting equally on the first, second and third anniversary of his May 1, 2007 start date. On April 4, Mr. Canale was granted options to purchase 75,000 shares of the Company’s common stock at $3.70 per share, vesting equally beginning on April 23, 2007 and the first, second and third anniversary of his employment. These options have a seven year term, were valued collectively at $525,750, and will be expensed over their vesting periods.

On April 27, 2007, Mr. Richard Rosa, President of the Company, received an additional grant of options to purchase 200,000 shares of the Company’s common stock at $4.75 per share, vesting immediately. Ms. Sandra Styer, and Katherine A. Dering, Senior Vice Presidents of the Company, received grants of options to purchase 75,000 and 50,000 shares of the Company’s common stock, respectively, vesting immediately. A junior employee of the Company also received an initial grant of options to purchase 3,000 shares of the Company’s common stock at $4.75 per share, 50% vesting immediately and 50% vesting in one year. These options have a seven year term, were valued collectively at $1,292,320, and will be expensed over their vesting periods.

Also on April 27, 2007, the Board approved the grant of options to a number of Company employees to purchase 154,000 shares of the Company’s common stock at $5.00 per share, vesting over the coming 18 months. These options have a four year term, and their vesting is planned to coincide with the expiration of options granted to these employees in 2003. The options have a collective value of $503,580, and will be expensed over their vesting periods.

d.	Warrant Exercises

From April 1, 2007 to May 16, 2007, the Company issued 534,475 shares in connection with the exercise of warrants for cash proceeds of $20,111.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Prior to January 19, 2007, we were a development stage company. On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), pursuant to a Stock Purchase Agreement dated January 19, 2007. Accordingly, we are no longer considered a development stage entity.

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

On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan Asset Management, LLC, (“Sheridan”) as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date, and amounts repaid cannot be re-borrowed. Once the notes are repaid and we have been repaid our investment, we and Sheridan share the residual collections from the debt portfolios, net of servicing fees, in a ratio determined according to terms agreed upon at each acquisition of each pool of accounts receivable. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. Under the terms of the agreement, we are required to give Sheridan the opportunity to fund all of our purchases of distressed consumer debt with advances through December 21, 2008.

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

In January 2007, we purchased the outstanding common stock of First Performance Corporation (“First Performance”). First Performance is a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we can achieve superior returns.

Revenue streams associated with this business include contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.

Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006

Revenues

Revenues totaled $1,137,854 and $27,264 for the three months ended March 31, 2007 and 2006, respectively. We earned revenue during the three months ended March 31, 2007 from fees earned on debt collected by our collection agency, and as a percent of debt collected at collection agencies, a lender and a bank that implemented our online system. Of the revenue earned during the three months ended March 31, 2007, $1,115,134 was earned as fees on debt collected at our collection agency and $20,620 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system. In addition, we earned $2,100 in revenue for management fees related to investments in past due consumer debt portfolios purchased through our DRV Capital subsidiary. Of the revenue earned during the three months ended March 31, 2006, $12,500 was earned for fees charged to license our software for the period, and $14,764 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $1,647,592 for the three months ended March 31, 2007, an increase of $1,031,130 over payroll and related expenses of $616,462 for the three months ended March 31, 2006. This increase was due primarily to payroll and related expenses for our First Performance subsidiary, which totaled $930,811 for the three month period. Salary expenses were $1,243,022 for the three months ended March 31, 2007, an increase of $737,028 over salary expenses of $505,994 for the three months ended March 31, 2006. Stock-based compensation charge for employees in the three months ended March 31, 2007 totaled $151,138; we recorded no stock based compensation for employees for the three months ended March 31, 2006. In addition, the staffing increase related to the First Performance acquisition resulted in payroll tax expense of $123,332 for the three months ended March 31, 2007, an increase of $80,047 over payroll tax expense of $43,285 for the three months ended March 31, 2006 and an increase in health insurance expense to $89,246 for the three months ended March 31, 2007 from $34,456 in the three months ended March 31, 2006, an increase of $54,790. Other miscellaneous salary related expenses were $35,479 in payroll expenses for the three months ended March 31, 2007 as compared with $32,727 for the three months ended March 31, 2006, an increase of $2,752.

General and administrative expenses. General and administrative expenses amounted to $1,577,066 for the three months ended March 31, 2007, as compared to $570,297 for the three months ended March 31, 2006, an increase of $1,006,769. This increase was primarily due to the acquisition of First Performance, which added $580,021 to general and administrative expenses for the three month period. The expense for stock based compensation for stock options granted to consultants for the three months ended March 31, 2007 was $171,950, as compared with stock based compensation in the amount of $56,406 for the three months ended March 31, 2006. Also, for the three months ended March 31, 2007 consulting fees totaled $305,661, as compared with $31,278 in consulting fees for the three months ended March 31, 2006, resulting in an increase of $274,383, primarily related to hiring outside consultants to assist in selling the DebtResolve system in the United States and the United Kingdom, and to assist in the integration of our new First Performance subsidiary. Legal fees increased by $133,473 to $275,446 for the three months ended March 31, 2007 from $141,973 for the three months ended March 31, 2006, primarily due to $176,587 in legal expenses related to the defense of our licensed patent. The expenses for occupancy, telecommunications, travel and office supplies in the three months ended March 31, 2007 were $142,363, $141,501, $105,538 and $166,957, respectively, as compared with expenses of $36,089, $70,933, $74,343 and $10,082 for occupancy, telecommunications, travel and office supplies, respectively, for the three months ended March 31, 2006, all due almost exclusively to the addition of First Performance. Marketing expenses increased by $76,779 to $108,772 during the three months ended March 31, 2007 from $31,993 for the three months ended March 31, 2006, primarily due to the Company’s expanded efforts to market the DebtResolve system. Other general operating costs for the three months ended March 31, 2007, including insurance and accounting expenses, amounted to $174,254, as compared with $117,200 for the three months ended March 31, 2006.

Interest income (expense). We recorded interest income of $36,770 net of interest expense of $16,333 for the three months ended March 31, 2007, compared to interest expense of $75,834, net of interest income of $17 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2006 includes interest accrued on our 7% convertible notes and other short term notes.

Amortization of deferred debt discount. Amortization expense of $520,135 was incurred for the three months ended March 31, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with our convertible note offerings. These convertible note offerings were repaid during 2006 and the related deferred debt discount was fully amortized.

Amortization of deferred financing costs. Amortization expense of $81,830 was incurred for the three months ended March 31, 2006 for the amortization of deferred financing costs associated with our convertible note offerings. These convertible note offerings were repaid in 2006 and the related deferred financing costs were fully amortized.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital in the amount of $1,115,792, and cash and cash equivalents totaling $1,612,073. We incurred a net loss of $ $2,114,142 for the three months ended March 31, 2007. Cash used in operating and investing activities was $3,697,426 for the three months ended March 31, 2007. Cash flow provided by financing activities was $383,928 for the three months ended March 31, 2007. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Our management is actively pursuing additional debt and/or equity financing and pursuing strategic acquisitions.  As discussed above, we acquired First Performance in January 2007, an accounts receivable management agency, and accordingly, are no longer in the development stage as of the date of the acquisition.  Our management believes that we will be successful in obtaining additional financing and successfully integrate our First Performance acquisition to a level of profitability, however, we cannot assure you that we will be able to do so.  To the extent that we are unsuccessful, we may need to curtail our operations.

Critical Accounting Policies and Estimates

Accounts Receivable

We extend credit to large and mid-size companies for collection services. We have concentrations of credit risk in that 91% of the balance of accounts receivable at March 31, 2007 is made up of only eight customers. At March 31, 2007, accounts receivable from the two largest accounts amounted to approximately $149,355 (27%) and $57,646 (11%), respectively. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. We engaged a third-party appraisal firm to assist our management in determining the fair values of First Performance. Such a valuation requires our management to make significant estimates and assumptions, especially with respect to intangible assets.

Our management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer relationships and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Intangible Assets

We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” (“FAS 141”) and FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives.

Income Taxes.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statement of operations. Penalties would be recognized as a component of “General and administrative expenses”.

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $6.9 million as of March 31, 2007, primarily relating to net operating loss carry forwards of approximately $20.5 million, available to offset future taxable income through 2026. The net operating loss carry forwards of the Company’s First Performance subsidiary are expected to be limited under Section 382 of the Internal Revenue Code to an annual amount estimated to be $80,000.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Revenue recognition

We earned revenue during 2007 and 2006 from several collection agencies and lenders that implemented our online system. Our preliminary contracts provide for revenue based on a percentage of the amount of debt collected from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, as of March 31, 2007 most revenue earned to date has been determined using this method, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

In recognition of the principles expressed in Staff Accounting Bulletin 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time the Company uniformly postpones recognition of all contingent revenue until our client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a licensing arrangement, the successful availability of our system to its customers.

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

In January 2007, the Company initiated operations of its debt buying subsidiary, DRV Capital LLC. DRV Capital engages in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, the Company will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because the Company only recently entered into this business, it will use the cost recovery method until it has evaluated the accuracy of its model. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. When our management has determined that it is able to predict cash flows with some reliability, it will adopt the income accrual method, described above, recognizing the revenues on a level yield method over the expected ownership period of the pool.

On January 19, 2007, the Company completed the acquisition of First Performance Corporation, a collection agency. In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time the Company uniformly postpones recognition of all contingent revenue until the cash payment is received from the debtor. At the time it remits fees collected to our clients, the Company accrues the portion of those fees that the client contractually owes. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts.

Stock-based compensation

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 - Revised. The Company adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these issuances and other stock-based grants for the three months ended March 31, 2007 and March 31, 2006 amounted to $323,088 and $56,406, respectively.

The determination of the fair value of stock-based awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying stock, the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and the expected annual dividend yield on the underlying shares.

If actual results differ significantly from these estimates or different key assumptions were used, there could be a material effect on the Company’s financial statements.  The future impact of the cost of stock-based compensation on the Company’s results of operations, including net income/(loss) and earnings/(loss) per diluted share, will depend on, among other factors, the level of equity awards as well as the market price of the Company’s common stock at the time of the award as well as various other assumptions used in valuing such awards. The Company will periodically evaluate these estimates.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on the Company’s beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” “potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 17, 2007, section labeled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective, as of March 31, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2007, the Company’s internal controls over financial reporting were materially impacted by its acquisition of First Performance, which took place on January 19, 2007. First Performance is a collection agency which operates two branch locations and employs approximately 100 people. The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer. The Company has added more staff in the accounting department to assist in the consolidations and daily accounting processes. The Company is currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated into ours and included in this report. Based on initial review and assessment, the Company’s management believes that the design and operation of First Performance’s disclosure controls and procedures, together with the supervisory review we provide, are adequate and effective.

Subsequent to March 31, 2007, the Company announced the appointment of a new Chief Financial Officer. The outgoing Chief Financial Officer is remaining with the company as the Senior Vice President - Finance.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Lawsuit against Apollo

On January 8, 2007, the Company filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleges that Apollo’s online debt collection system infringes one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  The Company has exclusive rights under these and certain other patents with respect to the settlement of consumer debt.  In response to our complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against us in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. The Company has filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion has been granted by the court, and the California case has been stayed in preference to the New Jersey case. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. That briefing is not yet completed. We have filed a motion in the New Jersey case to permit us to take discovery on these jurisdictional issues from Apollo in the event that the Court declines to find that we have presented a prima facie case on jurisdiction. That motion, while fully briefed, remains pending. The Company’s management believes that we have a reasonable chance of successfully asserting the patents-in-suit  against Apollo, however, we are unable to predict the outcome of these claims.

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

Current Report on Form 8-K filed on January 24, 2007 reporting the acquisition of First Performance Corporation.

Current Report on Form 8-K filed on March 6, 2007 reporting the appointment of Michael G. Carey to the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007	DEBT RESOLVE, INC.

	By:	/s/ JAMES D. BURCHETTA
James D. Burchetta
Co-Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ DAVID M. RAINEY
David M. Rainey
Chief Financial Officer and Treasurer (principal financial and accounting officer)