Form 10QSB
period 2007-06-30
DEBT RESOLVE INC
filed 2007-08-20
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes ☐ No ☒

As of August 17, 2007, 7,499,414 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DEBT RESOLVE, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$170,882
Restricted cash	305,336
Accounts receivable	327,532
Prepaid debt collection payments	133,651
Prepaid expenses and other current assets	101,591
Total current assets	1,038,992

Fixed assets, net	424,590

Other assets:
Deposits and other assets	149,160
Deferred acquisition costs	758,663
Purchased accounts receivable	437,055
Intangible assets, net	270,000
Total other assets	2,039,468
Total assets	$3,078,460

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,908,276
Collections payable	305,336
Accrued payroll	73,364
Accrued expenses	37,311
Portfolio loans payable	413,780
Line of credit - related party	500,000
Total current liabilities	3,238,067

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding	-
Common stock, 100,000,000 shares authorized, $0.001 par value, 7,423,175 shares issued and outstanding	7,423
Additional paid-in capital	39,930,856
Accumulated deficit	(40,097,886)
Total stockholders’ deficiency	(159,607)
Total liabilities and stockholders’ deficiency	$3,078,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$875,210	$27,026	$2,013,066	$54,290

Costs and expenses:
Payroll and related expenses (1)	3,093,006	585,277	4,740,598	1,201,739
General and administrative expenses (2)	1,822,760	546,916	3,399,825	1,117,213
Impairment of goodwill and intangibles	1,179,080	—	1,179,080	—
Depreciation and amortization expense	67,211	13,849	119,997	27,467

Total expenses	6,162,057	1,146,042	9,439,500	2,346,419

Loss from operations	(5,286,847)	(1,119,016)	(7,426,434)	(2,292,129)

Other (expense) income:
Net interest (expense) income	(16,884)	(143,246)	3,553	(219,063)
Amortization of deferred debt discount	—	(377,999)	—	(898,134)
Amortization of deferred financing costs	—	(57,541)	—	(139,371)
Other income	—	1,500	5,010	3,000

Total other (expense) income	(16,884)	(577,286)	8,563	(1,253,568)
Net loss	$(5,303,731)	$(1,696,302)	$(7,417,871)	$(3,545,697)

Per share data:
Basic and diluted net loss per common share (See Note 2)	$0.69	$(0.55)	$0.96	$(1.17)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	7,707,668	3,097,595	7,689,168	3,034,344

(1)
Includes stock based compensation to employees of $1,574,704 and $1,731,218 for the three and six months ended June 30, 2007 respectively. The Company recorded no stock based compensation to employees in the three and six months ended June 30, 2006.

(2)
Includes stock based compensation to consultants of $70,456 and $237,030 for the three months ended June 30, 2007 and $56,406 and $112,812 for the three and six months ended June 30, 2006, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,417,871)	$(3,545,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,968,248	112,812
Amortization of deferred debt discount	—	898,134
Amortization of deferred financing costs	—	139,371
Depreciation and amortization	119,997	27,467
Goodwill and intangibles impairment charge	1,179,080	—
Write downs of purchased receivables	59,042	—
Changes in operating assets & liabilities
Restricted cash	(147,851)	—
Accounts receivable	101,212)	(21,140)
Prepaid debt collection payments	(133,651)	—
Prepaid expenses and other current assets	91,719	64,209
Deposits and other assets	(2,616)	—
Deferred acquisition costs	(758,663)	—
Accounts payable	445,755	106,711
Collections payable	147,851	—
Accrued expenses	(255,831)	230,153
Accrued payroll	73,364	—
Net cash used in operating activities	(4,530,215)	(1,987,980)

Cash flows from investing activities:
Purchase of First Performance Corporation, including direct expenses	(586,915)	—
Investment in purchased accounts receivable	(607,994)	—
Liquidations of purchased receivables	67,518	—
Sales of purchased receivables	44,379	—
Purchases of fixed assets	(35,464)	(4,170)
Net cash used in investing activities	(1,118,476)	(4,170)

Cash flows from financing activities:
Proceeds from issuance of notes and convertible notes	—	2,504,750
Proceeds from portfolio loans	547,195	—
Repayment of portfolio loans	(133,415)	—
Proceeds from issuance of short term notes	—	525,000
Repayment of stockholders’ loans	—	(25,000)
Borrowing from line of credit	500,000	—
Repayment of line of credit	(150,000)	—
Proceeds from exercise of warrants	130,222	—
Stock offering costs	—	(23,513)
Deferred financing costs	—	(365,317)
Net cash provided by financing activities	894,002	2,615,920

Net (decrease) increase in cash and cash equivalents	(4,754,689)	623,770

Cash and cash equivalents at beginning of period	4,925,571	23,576

Cash and cash equivalents at end of period	$170,882	$647,346

Non cash investing and financing activities:
Conversion of loans payable, accounts payable and accrued expenses to convertible notes	$—	$977,012
Issuance of warrants for deferred financing fees	$—	$128,211

Supplemental investing and financing activities:
Current assets acquired	$679,734	$—
Property and equipment acquired	286,229	—
Security deposits acquired	51,999	—
Intangible assets acquired	450,000	—
Goodwill recognized on business combination	1,042,205	—
Accrued liabilities assumed in the acquisition	(1,573,252)	—
Direct acquisition costs	(86,915)	—
Non-cash consideration to seller	(350,000)	—
Cash paid to acquire business	$500,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other interim period.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, has a working capital deficiency and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has historically raised funds through the sale of debt and equity instruments. On November 6, 2006, the Company completed an initial public offering (“IPO”). The Company sold 2,500,000 shares of common stock at $5.00 per share pursuant to the IPO. After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds to the Company of $10,655,782. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes, the Company’s net cash received was approximately $7,000,000. Subsequent to the IPO, the Company has entered into two lines of credit with related parties aggregating $600,000. In addition, the Company has received approximately $130,000 in cash proceeds from the exercise of warrants.

Management is actively pursuing additional debt/equity financing and pursuing strategic acquisitions.  In January 2007, the Company acquired the outstanding capital stock of First Performance Corporation, an accounts receivable management agency (see Note 3), and accordingly, is no longer in the development stage as of the date of the acquisition.  Management believes that it will be successful in obtaining additional financing and that it will successfully integrate its acquisition to a level of profitability, however it has not yet achieved profitability, and no assurance can be provided that the Company will be able to do so.  If the Company is unable to raise sufficient additional funds or integrate its acquisition to a level of profitability, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that its efforts will be successful.

On April 30, 2007, the Company, Credint Holdings, LLC (“Credint Holdings”) and the holders of all of the limited liability membership interests of Credint Holdings entered into a securities purchase agreement (the “Purchase Agreement”) for the Company to acquire 100% of the outstanding limited liability company membership interests of Creditors Interchange Receivable Management, LLC (“Creditors Interchange”), an accounts receivable management agency and wholly-owned subsidiary of Credint Holdings. The total consideration for the acquisition consists of (a) 840,337 shares of the Company’s common stock, and (b) $60 million in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The acquisition is subject to, among other things, shareholder approval of the acquisition and the Company securing financing relating to the acquisition prior to August 31, 2007. There is no assurance that the transaction will be completed. See Note 4.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, together with its wholly-owned subsidiary, First Performance Recovery Corporation, and DRV Capital LLC, a wholly-owned subsidiary, together with its wholly owned subsidiary, EAR Capital, LLC. All material inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash

The Company typically receives cash collected on behalf of its clients. Such cash is held in trust for the clients, and is not available to the Company for general corporate purposes. As such, it is segregated from Cash and Cash Equivalents. The Company also records a corresponding liability as Collections Payable.

Accounts Receivable

The Company extends credit to large and mid-size companies for collection services. The Company has concentrations of credit risk in that 87% of the balance of accounts receivable at June 30, 2007 is made up of only five customers. At June 30, 2007, accounts receivable from the two largest accounts amounted to approximately $105,925 (32%) and $54,296 (17%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

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

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer relationships and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. See Note 6.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. The Company performed an analysis of its goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary. See Note 6.

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

Income Taxes

 Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

Revenue Recognition

The Company earned revenue during 2007 and 2006 from several collection agencies and lenders that implemented the Company’s online system. The Company’s current contracts provide for revenue based on a percentage of the amount of debt collected or on a flat fee per settlement from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

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

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingent collection fees, fixed settlement fees, monthly license fees, etc. are identified separately.

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

In January 2007, the Company initiated operations of its debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, have engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, the Company will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because the Company only recently entered into this business, it will use the cost recovery method until it has evaluated the accuracy of its model. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. When management has determined that it is able to predict cash flows with some reliability, it will adopt the income accrual method, described above, recognizing the revenues on a level yield method over the expected ownership period of the pool.

On January 19, 2007, the Company completed the acquisition of First Performance Corporation, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation. In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time, the Company uniformly postpones recognition of all contingent revenue until the cash payment is received from the debtor. At the time it remits fees collected to its clients, the Company accrues the portion of those fees that the client contractually owes. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts.

Stock-based compensation

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 - Revised. The Company adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these and other stock-based grants for the three and six months ended June 30, 2007 amounted to $1,645,160 and $1,968,248, respectively and for the three and six months ended June 30, 2006 amounted to $56,406 and $112,812, respectively.

The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended June 30,
	2007	2006
Risk free interest rate range	4.50-4.84%	1.66-4.12%
Dividend yield	0%	0%
Expected volatility	81.1%-96.7%	96.7%
Expected life in years	3-7	3-10

The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of June 30, 2007, total unrecognized compensation cost for these and prior grants amounted to $839,534.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants of 4,070,934 and 974,221, respectively at June 30, 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares as of June 30, 2007 do not include the underlying shares exercisable with respect to the issuance of 336,738 warrants as of June 30, 2007, exercisable at $0.01 per share related to a financing completed in June 2006. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. ACQUISITION OF FIRST PERFORMANCE CORPORATION:

As discussed in Note 1, on January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007. First Performance is an accounts receivable management agency with operations in Las Vegas, Nevada and Fort Lauderdale, Florida. (Subsequent to June 30, 2007, the Fort Lauderdale office was closed.) The aggregate purchase price of $850,000 included $500,000 of cash and $350,000 of the Company’s common stock, consisting of 88,563 shares at $3.95 per share.

The assets and liabilities of First Performance have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of First Performance, the Company acquired identifiable intangible assets of approximately $450,000. Of the identifiable intangibles acquired, $60,000 was assigned to trade names and $390,000 was assigned to customer relationships. In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of three of its major clients, the Company  performed an interim impairment analysis at June 30, 2007. See Note 6. The amounts of these intangibles have been estimated based upon information available to management and are subject to change based upon an outside appraisal being completed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset	Amortization Period in Years
Trade names	10 years
Customer relationships	4 years

The following table details the preliminary allocation of the purchase price for the acquisition of First Performance:

Fair Value

Restricted cash	$157,485
Accounts receivable	419,167
Prepaid expenses and other current assets	103,082
Fixed assets, net	286,229
Intangible asset - trade names	60,000
Intangible asset - customer relationships	390,000
Deposits and other assets	51,999
Accounts payable	(1,573,252)
Net fair values assigned to assets acquired and
liabilities assumed	(105,290)
Direct costs of acquisition	(86,915)
Goodwill	1,042,205
Total	$850,000

The following represents a summary of the purchase price consideration:

Cash	$500,000
Value of common stock issued	350,000
Total purchase price paid	$850,000
Direct acquisition costs	86,915
Total purchase price consideration	$936,915

First Performance was purchased on January 19, 2007, and therefore only its operations from January 19, 2007 through June 30, 2007 are included in the Company’s condensed consolidated financial statements. The following table presents the Company’s unaudited pro forma combined results of operations for each of the three and six months ended June 30, 2007 and 2006, respectively, as if First Performance had been acquired at the beginning of each of the periods.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$875,210	$1,647,846	$2,173,233	$3,291,384

Net loss	$(5,303,731)	$(2,475,236)	$(7,603,996)	$(5,044,597)

Pro-forma basic and diluted net loss per common share	$(0.69)	$(0.80)	$(0.99)	$(1.62)

Weighted average common shares outstanding - basic and diluted	7,707,668	3,106,452	7,689,168	3,108,228

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

NOTE 4.  SECURITIES PURCHASE AGREEMENT - CREDITORS INTERCHANGE:

Securities Purchase Agreement

As discussed in Note 1, on April 30, 2007, the Company, Credint Holdings, and the holders of all of the limited liability membership interests of Credint Holdings entered into a securities purchase agreement for the Company to acquire 100% of the outstanding limited liability company membership interests of Creditors Interchange, an accounts receivable management agency and wholly-owned subsidiary of Credint Holdings. Prior to this agreement, an agreement with Creditors Interchange for the use by Creditors Interchange of the Company’s DebtResolve system, and a management services agreement pursuant to which Creditors Interchange provides management consulting services to First Performance were in place.

The total consideration for the acquisition consists of (a) 840,337 shares of the Company’s common stock, and (b) $60,000,000 in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The acquisition is subject to, among other things, shareholder approval of the acquisition and the Company securing financing relating to the acquisition. There is no assurance that the Company will obtain financing, or that it will consummate the transaction. The closing date in the original agreement was June 30, 2007, and has been extended to August 31, 2007.

In connection with the financing of the transaction, as well as to provide additional working capital and to fund operations, the Company has signed an engagement letter with investment banks to explore financing alternatives. Subsequent to June 30, 2007, the Company has secured financing commitments for up to $40 million in debt, consisting of $25 million of senior secured debt and $15 million of mezzanine debt. The Company is in discussions with various potential investors for an additional $30 million in equity financing. The Company believes that it will secure a further extension of the closing date if definitive equity term sheets are procured by August 31, 2007. However, there can be no assurance that the seller will agree to a further extension or that the Company will secure equity term sheets by the deadline, nor that the financing and acquisition transactions will be completed.

Employment Agreements

In connection with the Purchase Agreement, the Company has entered into employment agreements with Bruce Gray and John Farinacci. Pursuant to his employment agreement, Mr. Gray will serve as Executive Vice President of the Company and President and Chief Executive Officer of Creditors Interchange. Mr. Gray shall also be nominated to join the Board of Directors of the Company. Mr. Gray will receive a base salary of $400,000 and options to purchase up to 400,000 shares of the Company’s common stock. Mr. Gray is also eligible for an annual bonus based on certain performance criteria.

Pursuant to his employment agreement with the Company, Mr. Farinacci will serve as President of First Performance, a wholly-owned subsidiary of the Company, and Executive Vice President-Operations of Creditors Interchange. Mr. Farinacci will also serve as a Senior Vice President of the Company. Mr. Farinacci will receive a base salary of $300,000 and options to purchase up to 400,000 shares of the Company’s Common Stock. Mr. Farinacci is also eligible for an annual bonus based on certain performance criteria.

While the employment agreements with Messrs. Gray and Farinacci were executed on April 30, 2007, both employment agreements are effective as of the closing of the transactions contemplated by the Purchase Agreement and will automatically terminate should the transaction not occur.

NOTE 5.  FIXED ASSETS:

Fixed assets consist of the following:

		June 30,
	Useful life	2007
Computer equipment	3-5 years	$608,149
Computer software	3 years	67,641
Telecommunications equipment	5 years	3,165
Office equipment	3 years	6,361
Furniture and fixtures	5 years	177,515
Leasehold improvements	Lease term	21,081
		883,912
Less: accumulated depreciation		(459,322)
		$424,590

Depreciation expense totaled $41,336 and $13,849 for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense totaled $76,871 and $27,467 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 6.   IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company recorded $1,042,205 of goodwill in connection with its acquisition of First Performance. (See Note 3). It also recorded $450,000 in intangible assets related to First Performance’s trade names and customer relationships (See Note 6). The amounts of goodwill that the Company  recorded  in  connection  with this acquisition  was  determined  by comparing the aggregate  amount of the purchase price plus related transaction  costs to the  fair  value of the net  tangible and  identifiable intangible assets acquired.

In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of three of its major clients, the Company  performed an interim impairment analysis at June 30, 2007. As a result of this analysis, the Company determined that the entire amount of goodwill with respect to First Performance was deemed to be impaired. In addition, the other intangible assets subject to amortization were also found to be impaired, and were revalued at $270,000.  Accordingly, the Company recorded a goodwill and intangibles impairment charge in the amount of $1,179,080 as of June 30, 2007.

Making estimates about the carrying value of goodwill requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances  that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future  confirming events.  Accordingly, the actual results  regarding  estimates of the carrying value of these intangibles could differ materially from the Company's estimates.

NOTE 7. INTANGIBLE ASSETS:

Intangible assets consist exclusively of amounts related to the acquisition of First Performance.

The components of intangible assets as of June 30, 2007 are set forth in the following table:

	Useful life	Original amount	Amortization	Impairment	June 30, 2007
Trade names	10 years	$60,000	(2,500)	(32,500)	$25,000
Customer relationships	4 years	$390,000	(40,625)	(104,375)	$245,000
		$450,000	(43,125)	(136,875)	$270,000

The amortization of intangibles will result in the following additional expense by year:

Years Ended December 31:	Intangible Amortization
2007	$35,490
2008	70,981
2009	70,981
2010	70,981
2011	8,306
Thereafter	13,261
Total	$270,000

Amortization expense totaled $25,875 and $43,125 for the three and six months ended June 30, 2007, respectively.

The weighted average amortization period for amortizable intangibles is 4.4 years and has no residual value.

NOTE 8. LINES OF CREDIT:

First Performance had a line of credit that terminated on the date of the Company’s acquisition. The outstanding balance as of January 19, 2007 of $150,000 was repaid during the six months ended June 30, 2007, and the line of credit was terminated.

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs, including to support the Company’s debt collection subsidiary, First Performance. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Chairman of the Company and a member of its Board of Directors. As of June 30, 2007, the outstanding balance on the line of credit was $500,000.

NOTE 9. PURCHASED ACCOUNTS RECEIVABLE:

On December 22, 2006, the Company and its wholly-owned subsidiaries, EAR Capital I, LLC, as borrower, and DRV Capital, LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated as of December 21, 2006, with Sheridan Asset Management, LLC (“Sheridan”), as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment (generally 10% of the purchase price), the Company and Sheridan share the residual collections from the debt portfolios, net of servicing fees, as per the terms specified in each acquisition agreement. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. The Company is required to give Sheridan the opportunity to fund all of its purchases of distressed consumer debt with advances through December 21, 2008. As of June 30, 2007, the Company had acquired $607,994 in discounted value of acquired receivables, with a remaining balance of $437,054. During the six months ended June 30, 2007, the Company performed a revaluation of the remaining receivables and recorded a decline in value of $59,042. The Company borrowed a total of $547,195 to finance these receivables and had outstanding remaining portfolio loans payable in the amount of $413,780.

The following tables represent the activity with respect to purchased receivables and financings for those receivables for the six months ended June 30, 2007.

Purchased Accounts Receivable
Beginning balance - January 1, 2007	$—
Purchases	607,994
Liquidations	(67,518)
Sale of pools	(44,379)
Write downs	(59,042)
Ending balance - June 30, 2007	$437,055

Portfolio loans payable:
Beginning balance January 1, 2007	$—
Borrowings	547,195
Repayments	(133,415)
Ending balance June 30, 2007	$413,780

NOTE 10.  STOCK OPTIONS:

As of June 30, 2007, the Company had one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

A summary of option activity within the 2005 Plan during the six months ended June 30, 2007 is presented below:

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007 261,000	$5.00	4.2 Years	$—
Granted	632,000	$4.61	5.9 Years	$—
Exercised	—	$—	—	$—
Forfeited or expired	(5,500)	$5.00	—	$—
Outstanding at June 30, 2007	887,500	$4.74	5.4 Years	$—
Exercisable at June 30, 2007	463,750	$4.76	5.9 Years	$—

As of June 30, 2007, the Company had 423,750 unvested options within the 2005 Plan.

On February 1, 2007, the Company issued options to purchase 30,000 shares of its common stock exercisable at $4.04 per share to a new employee. The stock options have an exercise period of five years and vest 30% at issuance, 30% in six months and 40% on the anniversary of issuance. The grant was valued at $91,200, will be expensed over the vesting period and resulted in an expense during the six months ended June 30, 2007 of $68,400.

On February 28, 2007, the Company issued options to purchase 20,000 shares of its common stock exercisable at $4.10 per share to a new board member. The stock options have an exercise period of five years, vest 50% at issuance and 50% on the anniversary of issuance, were valued at $61,600, will be expensed over the vesting period and resulted in an expense during the six months ended June 30, 2007 of $41,067.

On April 23, 2007, the Company issued options to purchase 75,000 shares of its common stock exercisable at $3.70 per share to a new employee. The stock options have an exercise period of seven years and vest 25% at issuance, 25% at six months, 25% at eighteen months and 25% at thirty months after the grant date. The grant was valued at $210,750, will be expensed over the one year employment contract term and resulted in expense during the six months ended June 30, 2007 of $87,813.

On April 27, 2007, the Company issued options to purchase 75,000 shares of its common stock exercisable at $4.75 per share to a new employee. The stock options have an exercise period of seven years and vest 33% on the first, second and third anniversary of the grant date. The grant was valued at $270,750, will be expensed over the one year employment contract term and resulted in expense during the six months ended June 30, 2007 of $45,125.

On April 27, 2007, the Company issued options to purchase 278,000 shares of its common stock exercisable at $4.75 per share to four current employees. The stock options have an exercise period of seven years. Of the grant, 276,500 shares vest immediately and 1,500 vest on the first anniversary of the grant date. The grant was valued at $1,003,580, were expensed immediately except for the grant vesting over the first year and resulted in expense during the six months ended June 30, 2007 of $999,068.

On April 27, 2007, the Company issued options to purchase 154,000 shares of its common stock exercisable at $5.00 per share to six current employees. The stock options have an exercise period of four years, providing the grantees with the equivalent of a seven year grant, as all new options granted now have a seven year term. Of the grant, options to purchase 77,000 shares vest immediately and options to purchase the remaining 77,000 shares vest on the first anniversary of the grant date. The grant was valued at $446,600, the expense associated with the first 77,000 shares were expensed immediately and the remainder are being expensed over the one year vesting period and resulted in a charge during the six months ended June 30, 2007 of $128,487.

A summary of stock option activity outside the 2005 Plan during the six months ended June 30, 2007 is presented below:

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,147,434	$4.96	6.5 Years	$—
Granted	50,000	$4.75	6.8 Years	$—
Exercised	—	$—	—	$—
Forfeited or expired	(14,000)	$5.00	—	$—
Outstanding at June 30, 2007	3,183,434	$4.99	6.5 Years	$63,945
Exercisable at June 30, 2007	3,183,434	$4.99	6.5 Years	$63,945

On April 27, 2007, the Company issued options to purchase 50,000 shares of its common stock exercisable at $4.75 per share to a current employee. The stock options vest immediately and have an exercise period of seven years. The grant was valued at $180,500 and was expensed immediately.

As of June 30, 2007, the Company had no unvested stock options outside the 2005 Plan.

During the six months ended June 30, 2007 and 2006, the Company recorded an expense of $15,436 and $112,812 respectively, representing the amortized amount of the fair value of stock options issued to non-employees prior to January 1, 2006.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in 2006 in the amount of $128,668 and $267,782 during the three and six months ended June 30, 2007, respectively.

NOTE 11.  WARRANTS:

A summary of warrant activity as of January 1, 2007 and changes during the six months ended June 30, 2007 is presented below:

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,091,158	$1.44	3.3 Years	—
Granted	100,000	$3.85	2.7 Years	—
Exercised	(830,199)	$0.16	—	—
Forfeited or Expired	(50,000)	$3.85	—	—
Outstanding at June 30, 2007	1,310,959	$2.45	5.4 Years	$2,131,778
Exercisable at June 30, 2007	1,085,959	$1.60	2.6 Years	$2,131,778

As of June 30, 2007, there were 225,000 unvested warrants to purchase shares of common stock.

On March 1, 2007 the Company issued a warrant to purchase 100,000 shares of its common stock exercisable at $3.85 per share to a consultant. The warrant has an exercise period of three years, which vests 25% at issuance and 25% at three, six and nine months from issuance. The warrant was valued at $240,000. On June 30, 2007, warrants for 50,000 shares of common stock were cancelled due to termination of the consultant’s services. Expense during the six months ended June 30, 2007 was $134,571.

During the six months ended June 30, 2007, the Company received $130,222 in cash proceeds from the exercise of 830,200 warrants to purchase common stock.

NOTE 12.  LITIGATION:

On January 8, 2007, the Company filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleges that Apollo’s online debt collection system infringes one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  The Company claims that it has exclusive rights under these and certain other patents with respect to the settlement of consumer debt.  A change of venue moved the suit to the Southern District of New York.

In response to the Company’s complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against the Company in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. The Company filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion has been granted by the court, and the California case has been stayed in preference to the New Jersey case. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. The New Jersey Court subsequently denied Apollo’s motion to transfer the case to California and granted the Company’s request in the alternative that the case be heard in New York if the Court decided it should not stay in New Jersey. The case was transferred to federal court in the Southern District of New York where it remains pending at a preliminary stage. The mirror action that Apollo filed against the Company in California has been dismissed without prejudice by the parties. The Company intends to continue to vigorously enforce its intellectual property rights. Management believes that the Company has a reasonable chance of successfully asserting the patents-in-suit against Apollo.  However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the condensed consolidated financial statements in response to these claims.

NOTE 13. OPERATING LEASES:

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At June 30, 2007, accrued rent payable totaled $15,263.

The Company also leased an office in Fort Lauderdale, Florida under a non-cancelable operating lease that expires January 31, 2009 and called for monthly payments of $22,481. Until August 31, 2007, the monthly payment has been reduced by a $5,000 abatement to $17,481 per month. Subsequent to June 30, 2007, the Company negotiated an early cancellation of the Florida lease whereby the rent obligation will terminate at August 31, 2007. The Company also leases an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for monthly payments of $21,644.

Rent expense for the three months ended June 30, 2007 and 2006 was $147,382 and $30,822, respectively. Rent expense for the six months ended June 30, 2007 and 2006 was $273,475 and $61,643, respectively.

Future minimum rental payments under the above non-cancelable operating leases (as renegotiated) are as follows:

For the Year Ending December 31,	Amount
2007	$231,840
2008	387,029
2009	389,892
2010	335,657
2011	259,728
Thereafter	670,964
$2,275,110

NOTE 14. EMPLOYMENT AGREEMENTS:

On April 23, 2007, Anthony P. Canale was appointed to the position of General Counsel of the Company. Mr. Canale’s employment agreement provides for a base salary of $175,000 with certain bonus provisions. Mr. Canale was also awarded 75,000 options vesting 25% on the date of hire, 25% in six months, 25% in eighteen months and 25% in 30 months. The employment agreement has a one year renewable term.

On May 1, 2007, the Company appointed David M. Rainey to the position of Chief Financial Officer and Treasurer. Mr. Rainey’s employment agreement provides for a base salary of $200,000 with certain bonus provisions. Mr. Rainey was also awarded 75,000 options which vest 1/3 each on the first, second and third anniversaries of his employment. The employment agreement has a one year renewable term. Katherine A. Dering, the former Chief Financial Officer, has remained with the Company as Senior Vice President - Finance, under an amended employment agreement until September 1, 2007.

NOTE 15. SEGMENT DATA:

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

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2007:

Three months ended June 30, 2007:

	Internet Services	Debt Buying	Collection Agency	Corporate	Consolidated
Revenues	$12,507	$1,126	$861,577	$—	$875,210
Loss from operations	$(2,674,488)	$(144,748)	$(2,209,320)	$(258,291)	$(5,286,847)
Depreciation and amortization	$14,380	$—	$52,831	$—	$67,211
Goodwill & intangibles impairment charge	$—	$—	$(1,179,080)	$—	$(1,179,080)
Interest income	$(2,793)	$(13,858)	$(233)	$—	$(16,884)
Capital expenditures	$7,229	$—	$—	$—	$7,229
Total assets	$1,254,255	$453,063	$1,371,142	$—	$3,078,460

Six months ended June 30, 2007:

	Internet Services	Debt Buying	Collection Agency	Corporate	Consolidated
Revenues	$33,128	$3,227	$1,976,711	$—	$2,013,066
Loss from operations	$(4,058,541)	$(237,256)	$(2,644,006)	$(486,631)	$(7,426,434)
Depreciation and amortization	$28,178	$—	$91,819	$—	$119,997
Goodwill & intangibles impairment charge	$—	$—	$(1,179,080)	$—	$(1,179,080)
Interest income	$33,906	$(29,909)	$(443)	$—	$3,553
Capital expenditures	$40,320	$—	$—	$—	$40,320
Total assets	$1,254,255	$453,063	$1,371,142	$—	$3,078,460

NOTE 16.  SUBSEQUENT EVENTS:

a.	Warrant Exercises

Subsequent to June 30, 2007, the Company issued 76,239 shares in connection with the exercise of warrants for cash proceeds of $41,844.

b.	Line of Credit - Related party

On August 10, 2007, Debt Resolve entered into a line of credit with James D. Burchetta, Debt Resolve's CEO and Co-Chairman, for up to $100,000 to be used by Debt Resolve primarily to fund the working capital needs of First Performance. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice from Mr. Burchetta, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. Subsequent to August 10, 2007, the Company has borrowed $95,000 under this line of credit.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Prior to January 19, 2007, we were a development stage company. On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007. Accordingly, we are no longer considered a development stage entity.

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders based on our proprietary DebtResolve system, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization. We have begun investigation of, and negotiations with, companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. In the United Kingdom, we have engaged an agent to represent us for sales and customer service for a flat monthly fee. We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal,and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

Our initial contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system and from flat fees per settlement achieved. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a monthly licensing fee per account, with a small transaction fee on debt settlement. In addition, with respect to our DR Prevent ™ module, we expect that a licensing fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

We have also entered into the business of purchasing and collecting debt. Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we have bought two portfolios of charged-off debt at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempt to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. We were also testing marketing strategies targeted to debtors for the DebtResolve system. We hope that, in addition to the actual revenues earned from this venture, by buying and settling these debts, we will develop a new paradigm for the collection of such debts, as well as develop “best practice” usage methods, which we can then share with our core clients.

On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan Asset Management, LLC, (“Sheridan”) as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date, and amounts repaid cannot be re-borrowed. Once the notes are repaid and we have been repaid our investment, we and Sheridan share the residual collections from the debt portfolios, net of servicing fees, in a ratio determined according to terms agreed upon at each acquisition of each pool of accounts receivable. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. Under the terms of the agreement, we are required to give Sheridan the opportunity to fund any of our purchases of distressed consumer debt with advances through December 21, 2008.

Revenue streams associated with this business will include servicing fees earned and paid, collections of principal in excess of the price paid, interest earned on purchased debt and paid to investment partners, and, from time to time, gains on the resale of remaining balances. We, as the parent company, may also earn increased revenues from the use of our DebtResolve system by agencies that may be subcontracted to collect these debts. We expect that revenues earned from the debt purchase and collection business will develop slowly, over several months, beginning from the time we first capitalized the subsidiary. We have already hired experienced staff and incurred certain legal expenses to meet compliance requirements for entering this business. Unless we achieve certain scale in these operations, early revenues will not fully cover those costs. In January 2007, we purchased our first two pools of defaulted debt through DRV Capital and its single-purpose subsidiary, EAR Capital.

In January 2007, we purchased the outstanding common stock of First Performance. First Performance is a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we can achieve superior returns.

Revenue streams associated with this business include contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.

On April 30, 2007, we, Credint Holdings, LLC (“Credint Holdings”) and the holders of all of the limited liability membership interests of Credint Holdings entered into a securities purchase agreement (the “Purchase Agreement”) for us to acquire 100% of the outstanding limited liability company membership interests of Creditors Interchange Receivables Management, LLC (“Creditors Interchange”), an accounts receivable management agency and wholly-owned subsidiary of Credint Holdings. Prior to this agreement, an agreement with Creditors Interchange for the use by Creditors Interchange of our DebtResolve system, and a management services agreement pursuant to which Creditors Interchange provides management consulting services to First Performance were in place.

The total consideration for the acquisition consists of (a) 840,337 shares of our common stock, and (b) $60,000,000 in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The acquisition is subject to, among other things, shareholder approval of the acquisition and our company securing financing relating to the acquisition. We cannot assure you that we will obtain financing, or that we will consummate the transaction. The closing date in the original agreement was June 30, 2007, which has been extended to August 31, 2007.

In connection with the financing of the transaction, and as well as to provide additional working capital and to fund operations, we have signed an engagement letter with investment banks to explore financing alternatives. As of August 7, 2007, we had secured financing commitments for up to $40 million in debt, consisting of $25 million of senior secured debt and $15 million of mezzanine debt. We are in late-stage discussion with various potential equity investors for an additional $30 million in equity financing. We believe that we can secure a further extension of the closing date if definitive equity term sheets are procured by August 31, 2007. However, we cannot assure you that the seller will agree to a further extension or that we will secure equity term sheets by the deadline. In the event that equity term sheets are not obtained by August 31, 2007, we intend to terminate the securities purchase agreement.

We have suffered significant recurring operating losses, have negative working capital and need to raise additional capital in order to be able to accomplish our business plan objectives. These conditions raise substantial doubt about our ability to continue as a going concern. A stockholder has provided us with a $500,000 line of credit. In addition, subsequent to June 30, 2007, management of our company has provided interim operating funds of $100,000 through a line of credit. If we are unable to raise sufficient additional funds or integrate our acquisition to a level of profitability, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the second quarter of 2007, we reduced overhead and extended payables. However, we cannot assure you that our efforts will be successful.

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues

Revenues totaled $875,210 and $27,026 for the three months ended June 30, 2007 and 2006, respectively. We earned revenue during the three months ended June 30, 2007 from fees earned on debt collected by our collection agency, and as a percent of debt collected at collection agencies, law firms, a lender and two banks that implemented our online system. Of the revenue earned during the three months ended June 30, 2007, $861,577 was earned as fees on debt collected at our collection agency and $12,507 was contingency fee income, based on a percentage of the amount of debt collected or fees per settlement from accounts placed on our online system. In addition, we earned $1,126 in revenue for management fees related to investments in past due consumer debt portfolios purchased through our DRV Capital subsidiary. Of the revenue earned during the three months ended June 30, 2006, $12,500 was earned for fees charged to license our software for the period, and $14,526 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system. Our internet business had $1.079 billion and $852 million face value of debt placed on the DebtResolve system in the three months ended June 30, 2007 and 2006, respectively, a 27% increase.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $3,093,006 for the three months ended June 30, 2007, an increase of $2,507,729 over payroll and related expenses of $585,277 for the three months ended June 30, 2006. This increase was due primarily to payroll and related expenses for the addition of our First Performance subsidiary, which totaled $962,569 for the three months ended June 30, 2007, and to non-cash stock based compensation expense of $1,574,704 and $0 for the three months ended June 30, 2007 and 2006, respectively. Internet business cash payroll and related expenses decreased by $29,544, or 5.1%, from $585,277 for the three months ended June 30, 2006 to $555,733 for the three months ended June 30, 2007. Salary expenses were $1,276,374 for the three months ended June 30, 2007, an increase of $798,160 over salary expenses of $478,214 for the three months ended June 30, 2006. In addition, the staffing increase related to the First Performance acquisition resulted in payroll tax expense of $116,704 for the three months ended June 30, 2007, an increase of $79,410 over payroll tax expense of $37,294 for the three months ended June 30, 2006 and an increase in health insurance expense to $101,854 for the three months ended June 30, 2007 from $39,106 in the three months ended June 30, 2006, an increase of $62,748. Other miscellaneous salary related expenses were $23,370 in payroll expenses for the three months ended June 30, 2007 as compared with $30,663 for the three months ended June 30, 2006, a decrease of $7,293.

General and administrative expenses. General and administrative expenses amounted to $1,822,760 for the three months ended June 30, 2007, as compared to $546,916 for the three months ended June 30, 2006, an increase of $1,275,844. This increase was primarily due to the acquisition of First Performance, which added $876,417 to general and administrative expenses for the three month period, including an expense of $1,179,080 at June 30, 2007 related to the impairment of purchased intangibles and goodwill. The expense for stock based compensation for stock options granted to consultants for the three months ended June 30, 2007 was $70,456, as compared with stock based compensation in the amount of $56,406 for the three months ended June 30, 2006. Also, for the three months ended June 30, 2007 consulting fees totaled $555,928, as compared with $38,589 in consulting fees for the three months ended June 30, 2006, resulting in an increase of $517,339, primarily related to hiring outside consultants to assist in selling the DebtResolve system in the United States and the United Kingdom, and to assist in the integration and management of our new First Performance subsidiary. Legal fees decreased by $146,495 to $80,684 for the three months ended June 30, 2007 from $227,179 for the three months ended June 30, 2006, primarily due to the hiring of our full time General Counsel, which brought some legal work in-house. The expenses for occupancy, telecommunications, travel and office supplies for the three months ended June 30, 2007 were $147,382, $213,009, $118,846 and $189,535, respectively, as compared with expenses of $30,822, $44,686, $38,454 and $3,166 for occupancy, telecommunications, travel and office supplies, respectively, for the three months ended June 30, 2006, all due to the addition of First Performance and travel related to the Creditors Interchange acquisition. Marketing expenses increased by $93,207 to $109,264 for the three months ended June 30, 2007 from $16,057 for the three months ended June 30, 2006, primarily due to our expanded efforts to market the DebtResolve system using consultants. During the three months ended June 30, 2006, we recognized a $59,042 charge to mark to market the purchased receivables held by DRV Capital. Other general operating costs for the three months ended June 30, 2007, including insurance and accounting expenses, amounted to $244,132, as compared with $91,557 for the three months ended June 30, 2006.

Interest income (expense). We recorded interest expense of $16,884 for the three months ended June 30, 2007, compared to interest expense of $143,246 for the three months ended June 30, 2006. Interest expense for the three months ended June 30, 2007 includes interest accrued on our lines of credit, and interest expense for the three months ended June 30, 2006 includes interest accrued on our 7% convertible notes and other short term notes.

Depreciation and amortization expense. For the three months ended June 30, 2007, we recorded depreciation expense of $41,336 and an expense of $25,875 for the amortization of intangibles recorded in connection with the acquisition of First Performance Corporation in January 2007. Depreciation expense for the three months ended June 30, 2006 was $13,849. We had no amortization or other expense related to intangibles in 2006.

Amortization of deferred debt discount. Amortization expense of $377,999 was incurred for the three months ended June 30, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with our convertible note offerings. These convertible note offerings were repaid during 2006 and the related deferred debt discount was fully amortized.

Amortization of deferred financing costs. Amortization expense of $57,541 was incurred for the three months ended June 30, 2006 for the amortization of deferred financing costs associated with our convertible note offerings. These convertible note offerings were repaid in 2006 and the related deferred financing costs were fully amortized.

Results of Operations for the Six months ended June 30, 2007 Compared to the Six Months ended June 30, 2006

Revenues

Revenues totaled $2,013,066 and $54,290 for the six months ended June 30, 2007 and 2006, respectively. We earned revenue during the six months ended June 30, 2007 from fees earned on debt collected by our collection agency, as a percent of debt collected at collection agencies, a lender and two banks that implemented our online system and as a flat fee per settlement with some clients. Of the revenue earned during the six months ended June 30, 2007, $1,976,711 was earned as fees on debt collected at our collection agency, $25,628 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system or settlement fees, and $7,500 was start up fee income. In addition, we earned $3,227 in revenue for management fees related to investments in past due consumer debt portfolios purchased through our DRV Capital subsidiary. Of the revenue earned during the six months ended June 30, 2006, $14,583 was earned for fees charged to license our software for the period, $3,600 was start up fee income and $36,107 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system. Our internet business had $2.1 billion and $1.7 billion face value of debt placed on the DebtResolve system in the six months ended June 30, 2007 and 2006, respectively, a 26% increase.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $4,740,598 for the six months ended June 30, 2007, an increase of $3,538,859 over payroll and related expenses of $1,201,739 for the six months ended June 30, 2006. This increase was due to payroll and related expenses for our First Performance subsidiary acquired in 2007, which totaled $1,893,380 for the six month period and non-cash stock based compensation expense of $1,731,218 and $0 for the six months ended June 30, 2007 and 2006, respectively, an increase of $1,709,683. Internet business cash payroll and related expenses for the six months ended June 30, 2007 and 2006 were $1,116,000 and $1,180,204, respectively, a decrease of $64,204, or 5.4%. Salary expenses were $2,504,395 for the six months ended June 30, 2007, an increase of $1,520,187 over salary expenses of $984,208 for the six months ended June 30, 2006. In addition, the staffing increase related to the First Performance acquisition resulted in payroll tax expense of $240,036 for the six months ended June 30, 2007, an increase of $166,335 over payroll tax expense of $73,701 for the six months ended June 30, 2006 and an increase in health insurance expense to $191,101 for the six months ended June 30, 2007 from $73,858 in the six months ended June 30, 2006, an increase of $117,243. Other miscellaneous salary related expenses were $73,848 in payroll expenses for the six months ended June 30, 2007 as compared with $48,437 for the six months ended June 30, 2006, a increase of $25,421.

General and administrative expenses. General and administrative expenses amounted to $3,399,825 for the six months ended June 30, 2007, as compared to $1,117,213 for the six months ended June 30, 2006, an increase of $2,282,612. This increase was primarily due to the acquisition of First Performance, which added $1,456,438 to general and administrative expenses for the six month period, including the expense of $1,179,080 related to the impairment of purchased intangibles and goodwill. The expense for stock based compensation for stock options granted to consultants for the six months ended June 30, 2007 was $237,030, as compared with stock based compensation in the amount of $112,812 for the six months ended June 30, 2006. Also, for the six months ended June 30, 2007, consulting fees totaled $582,861, as compared with $78,867 in consulting fees for the six months ended June 30, 2006, resulting in an increase of $503,994, primarily related to hiring outside consultants to assist in selling the Debt Resolve system in the United States and the United Kingdom, and to assist in the integration and management of our new First Performance subsidiary. Legal fees decreased by $30,178 to $354,502 for the six months ended June 30, 2007 from $384,680 for the six months ended June 30, 2006, primarily due to the hiring of our General Counsel, which brought some legal work in-house. The expenses for occupancy, telecommunications, travel and office supplies in the six months ended June 30, 2007 were $273,475, $373,346, $221,687 and $325,760, respectively, as compared with expenses of $61,643, $115,619, $112,797 and $10,515 for occupancy, telecommunications, travel and office supplies, respectively, for the six months ended June 30, 2006, all due almost exclusively to the addition of First Performance and additional travel in support of the Creditors Interchange acquisition. Marketing expenses increased by $173,986 to $218,036 during the six months ended June 30, 2007 from $44,050 for the six months ended June 30, 2006, primarily due to our expanded efforts to market the DebtResolve system. Direct collection costs of First Performance and DRV Capital were $322,974 during the six months ended June, 30, 2007 and $0 for the six months ended June 30, 2006, as both DRV and First Performance began operations with us in January, 2007. During the six months ended June 30, 2006, we recognized a $59,042 charge to mark to market the purchased receivables held by DRV Capital. Other general operating costs for the six months ended June 30, 2007, including insurance and accounting expenses, amounted to $396,629, as compared with $196,230 for the six months ended June 30, 2006.

Interest income (expense). We recorded interest income of $3,553 for the six months ended June 30, 2007, compared to interest expense of $219,063 for the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2006 includes interest accrued on our 7% convertible notes and other short term notes.

Depreciation and amortization expense. For the six months ended June 30, 2007 we recorded depreciation expense of $76,872 and an expense of $43,125 for the amortization of intangibles recorded in connection with the acquisition of First Performance Corporation in January 2007. For the six months ended June 30, 2007 we had no amortization expense, but recorded depreciation expense of 27,467.

Amortization of deferred debt discount. Amortization expense of $898,134 was incurred for the six months ended June 30, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with our convertible note offerings. These convertible note offerings were repaid during 2006 and the related deferred debt discount was fully amortized.

Amortization of deferred financing costs. Amortization expense of $139,371 was incurred for the six months ended June 30, 2006 for the amortization of deferred financing costs associated with our convertible note offerings. These convertible note offerings were repaid in 2006 and the related deferred financing costs were fully amortized.

Liquidity and Capital Resources

As of June 30, 2007, we had a working capital deficiency in the amount of $2,199,075, and cash and cash equivalents totaling $170,882. We incurred a net loss of $7,417,871 for the six months ended June 30, 2007. Net cash used in operating and investing activities was $5,648,691 for the six months ended June 30, 2007. Cash flow provided by financing activities was $894,002 for the six months ended June 30, 2007. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Our management is actively pursuing additional debt and/or equity financing and pursuing strategic acquisitions.  As discussed above, we acquired First Performance, an accounts receivable management agency, in January 2007, and accordingly, are no longer in the development stage as of the date of the acquisition.  Our management believes that we will be successful in obtaining additional financing and successfully integrate our First Performance acquisition to a level of profitability, however, we cannot assure you that we will be able to do so.  Also as discussed above, we have signed a securities purchase agreement to acquire Creditors Interchange by the end of August. In connection with the financing of the transaction, as well as to provide additional working capital and to fund operations, we have signed an engagement letter with investment banks to explore financing alternatives, andare in discussions with various potential investors for an additional $30 million in equity financing. We cannot assure you that the equity financing will be obtained at all or on terms acceptable to us.

A stockholder has provided us with a $500,000 line of credit. In addition, subsequent to June 30, 2007, management of our company has provided interim operating funds of $100,000 through a line of credit. If we are unable to raise sufficient additional funds or integrate our acquisition to a level of profitability, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the second quarter of 2007, we reduced overhead and extended payables. However, we cannot assure you that our efforts will be successful. To the extent that we are unsuccessful, we may need to curtail our operations.

Critical Accounting Policies and Estimates

Accounts Receivable

We extend credit to large and mid-size companies for collection services. We have concentrations of credit risk in that 93% of the balance of accounts receivable at June 30, 2007 is made up of only seven customers. At June 30, 2007, accounts receivable from the two largest accounts amounted to approximately $105,925 (28%) and $54,296 (14%), respectively. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. We performed an analysis of its goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could be different from these estimates.

Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

In many cases, our tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. At present, we do not have a sufficient history of income to conclude that it is more likely than not that we will be able to realize all of our tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should we become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Revenue recognition

We earned revenue during 2007 and 2006 from several collection agencies and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected or on a flat fee per settlement from accounts submitted on the DebtResolve system. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

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

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingency collection fees, fixed settlement fees, monthly maintenance fees, etc. are identified separately.

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

In January 2007, we initiated operations of our debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, engage in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, we will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because we only recently entered into this business, we will use the cost recovery method until we have evaluated the accuracy of our model. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. When our management has determined that we are able to predict cash flows with some reliability, we will adopt the income accrual method, described above, recognizing the revenues on a level yield method over the expected ownership period of the pool.

On January 19, 2007, we completed the acquisition of First Performance, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation. In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until the cash payment is received from the debtor. At the time we remit fees collected to our clients, we accrue the portion of those fees that the client contractually owes. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts.

Stock-based compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 - Revised. We adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these issuances and other stock-based grants for the three and six months ended June 30, 2007 amounted to $1,645,160 and $1,968,248, respectively, and for the three and six months ended June 30, 2006 amounted to $56,406 and $112,812, respectively.

The determination of the fair value of stock-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying stock, our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and the expected annual dividend yield on the underlying shares.

If actual results differ significantly from these estimates or different key assumptions were used, there could be a material effect on our financial statements.  The future impact of the cost of stock-based compensation on our results of operations, including net income/(loss) and earnings/(loss) per diluted share, will depend on, among other factors, the level of equity awards as well as the market price of our common stock at the time of the award as well as various other assumptions used in valuing such awards. We will periodically evaluate these estimates.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” “potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 17, 2007, in the section labeled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective, as of June 30, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the six months ended June 30, 2007, our internal controls over financial reporting were materially impacted by its acquisition of First Performance, which took place on January 19, 2007. First Performance is a collection agency which operates two branch locations and employs approximately 70 people. The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer. We have added more staff in the accounting department to assist in the consolidations and daily accounting processes. We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated into ours and included in this report. Based on initial review and assessment, our management believes that the design and operation of First Performance’s disclosure controls and procedures, together with the supervisory review we provide, are adequate and effective.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Lawsuit against Apollo

On January 8, 2007, we filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleges that Apollo’s online debt collection system infringes one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  We have exclusive rights under these and certain other patents with respect to the settlement of consumer debt.  In response to our complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against us in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. We have filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion has been granted by the court, and the California case has been stayed in preference to the New Jersey case. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. The New Jersey Court subsequently denied Apollo’s motion to transfer the case to California and granted our request in the alternative that the case be heard in New York if the Court decided it should not stay in New Jersey. The case was transferred to federal court in the Southern District of New York where it remains pending at a preliminary stage. The mirror action that Apollo filed against us in California has been dismissed without prejudice by the parties. We intend to continue to vigorously enforce our intellectual property rights.

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

Dated: August 20, 2007
DEBT RESOLVE, INC.

	By:	/s/ James D. Burchetta
James D. Burchetta
Co-Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ David M. Rainey
David M. Rainey
Chief Financial Officer and Treasurer (principal financial and accounting officer)