Form 10QSB
period 2007-09-30
DEBT RESOLVE INC
filed 2007-11-19
CIK 1106645

094986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 16, 2007, 8,474,364 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DEBT RESOLVE, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$1,258
Restricted cash	108,373
Accounts receivable	149,221
Prepaid debt collection payments	106,346
Prepaid expenses and other current assets	210,058
Total current assets	575,256

Fixed assets, net	317,299

Other assets:
Deposits and other assets	112,005
Purchased accounts receivable	108,868
Intangible assets, net	225,000
Total other assets	763,172
Total assets	$1,338,428

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,814,878
Collections payable	108,373
Accrued payroll	74,839
Accrued expenses	18,956
Portfolio loans payable	54,678
Lines of credit - related party	575,000
Total current liabilities	2,646,724

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding Common stock, 100,000,000 shares authorized, $0.001 par value, 8,457,697 shares issued and outstanding	--- 8,458
Additional paid-in capital	42,112,618
Accumulated deficit	(43,429,372)
Total stockholders’ deficiency	(1,308,296)
Total liabilities and stockholders’ deficiency	$1,338,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$526,818	$30,617	$2,539,884	$84,908

Costs and expenses:
Payroll and related expenses (1)	1,490,069	1,921,778	6,230,667	3,123,518
General and administrative expenses (2)	1,333,850	1,644,887	4,699,193	2,762,100
Impairment of goodwill and intangibles Terminated acquisition costs	27,255 959,811	-- --	1,206,335 959,811	-- --
Depreciation and amortization expense	56,707	12,020	176,704	39,487

Total expenses	3,867,692	3,578,685	13,272,710	5,925,105

Loss from operations	(3,340,874)	(3,548,068)	(10,732,826)	(5,840,197)

Other (expense) income:
Net interest expense	(29,513)	(443,269)	(25,960)	(662,332)
Amortization of deferred debt discount	--	(2,119,810)	--	(3,017,944)
Amortization of deferred financing costs	--	(393,232)	--	(532,603)
Other income	38,901	1,500	9,428	4,500
Total other (expense) income	9,388	(2,954,811)	(16,532)	(4,208,379)
Net loss	$(3,331,486)	$(6,502,879)	$(10,749,358)	$(10,048,576)

Per share data:
Basic and diluted net loss per common share (See Note 2)	$(0.41)	$(1.57)	$(1.38)	$(2.95)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	8,054,031	4,130,978	7,812,125	3,403,906

(1)   Includes stock based compensation to employees of $337,721 and $2,084,375 for the three and nine months ended September 30, 2007, respectively, and $1,334,366 for the three and nine months ended September 30, 2006, respectively.
(2)   Includes stock based compensation to non-employees of $17,100 and $238,694 for the three and nine months ended September 30, 2007, respectively, and $1,267,768 and $1,380,580 for the three and nine months ended September 30, 2006, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,749,358)	$(10,048,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	2,323,069	2,714,946
Amortization of deferred debt discount	—	3,017,944
Amortization of deferred financing costs	—	532,603
Depreciation and amortization	90,965	39,487
Goodwill and intangibles impairment charge	1,206,335	—
Write downs of purchased receivables	23,096	—
Changes in operating assets & liabilities
Restricted cash	49,112	—
Accounts receivable	279,523	(25,456)
Prepaid debt collection payments	(106,346)	59,708
Prepaid expenses and other current assets	(16,748)	—
Deposits and other assets	34,539	—
Accounts payable	352,357	300,237
Collections payable	(49,112)	—
Accrued expenses	(274,186)	737,796
Accrued payroll	74,839	—
Net cash used in operating activities	(6,761,915)	(2,671,311)

Cash flows from investing activities:
Purchase of First Performance Corporation, including direct expenses	(586,915)	—
Investment in purchased accounts receivable	(607,994)	—
Liquidations of purchased receivables	123,753	—
Sales of purchased receivables	352,277	—
Purchases of fixed assets	118,604	(4,170)
Net cash used in investing activities	(600,275)	(4,170)

Cash flows from financing activities:
Proceeds from issuance of notes and convertible notes	—	2,504,750
Proceeds from portfolio loans	547,195	—
Repayment of portfolio loans	(492,517)	—
Proceeds from loans - other	—	525,000
Proceeds from issuance of short term notes	—	300,000
Repayment of stockholders’ loans	—	(25,000)
	—	—
Proceeds from issuance of common stock	1,759,100	—
Borrowings from lines of credit Repayment of line of credit	575,000 (150,000)	— —
Proceeds from exercise of warrants	199,099	—
Stock offering costs	—	(271,584)
Deferred financing costs	—	(365,317)
Net cash provided by financing activities	2,437,877	2,667,849

Net decrease in cash and cash equivalents	(4,924,313)	(7,632)

Cash and cash equivalents at beginning of period	4,925,571	23,576

Cash and cash equivalents at end of period	$1,258	$15,944

Non cash investing and financing activities:
Conversion of loans payable, accounts payable and accrued expenses to convertible notes	$—	$977,012
Issuance of warrants for deferred financing fees	$—	$119,238
Supplemental investing and financing activities:
Current assets acquired	$679,734	$—
Property and equipment acquired	286,229	—
Security deposits acquired	51,999	—
Intangible assets acquired	450,000	—
Goodwill recognized on business combination	1,042,205	—
Accrued liabilities assumed in the acquisition	(1,573,252)	—
Direct acquisition costs	(86,915)	—
Non-cash consideration to seller	(350,000)	—
Cash paid to acquire business	$500,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other interim period.

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

The Company has historically raised funds through the sale of debt and equity instruments. On November 6, 2006, the Company completed an initial public offering (“IPO”). The Company sold 2,500,000 shares of common stock at $5.00 per share pursuant to the IPO. After deducting underwriting discounts and expenses and offering-related expenses, the IPO resulted in net proceeds to the Company of $10,655,782. After the repayment of approximately $3,650,000 in interest and a portion of the remaining principal of the Company’s outstanding notes and convertible notes, the Company’s net cash received was approximately $7,000,000. Subsequent to the IPO, the Company has entered into three lines of credit with related parties aggregating $1,075,000. The Company also completed a private offering on September 5, 2007 that generated gross proceeds of approximately $1,760,000 for the issuance of 880,000 shares of common stock. In addition, during the nine months ended September 30, 2007, the Company has received approximately $199,000 in cash proceeds from the exercise of warrants.

Management is actively pursuing additional debt/equity financing.  In January 2007, the Company acquired the outstanding capital stock of First Performance Corporation, an accounts receivable management agency (see Note 3), and accordingly, is no longer in the development stage as of the date of the acquisition.  Management believes that it will be successful in obtaining additional financing and that it will successfully integrate its acquisition to a level of profitability, however it has not yet achieved profitability, and no assurance can be provided that the Company will be able to do so.  If the Company is unable to raise sufficient additional funds or integrate its acquisition to a level of profitability, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that its efforts will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, together with its wholly-owned subsidiary, First Performance Recovery Corporation, and DRV Capital LLC, a wholly-owned subsidiary, together with its wholly owned subsidiary, EAR Capital, LLC. All material inter-company balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company extends credit to large and mid-size companies for collection services. The Company has concentrations of credit risk as 77% of the balance of accounts receivable at September 30, 2007 consists of only 3 customers. At September 30, 2007, accounts receivable from the three largest accounts amounted to approximately $58,810 (41%), $25,787 (18%) and $25,523 (18%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. The Company performed an analysis of its goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary. The Company performed a further analysis of its intangible assets as of September 30, 2007 and determined that an additional impairment charge was necessary. See Note 6.

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

In many cases, the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with a supportable trend, the valuation allowance will be reversed accordingly.

Revenue Recognition

The Company earned revenue during 2007 and 2006 from several collection agencies, collection law firms and lenders that implemented the Company’s online system. The Company’s current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on the DebtResolve system or through a flat monthly license fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of the Company’s product, the Company waived set-up fees and other transactional fees that the Company anticipates charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become the Company’s preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

In recognition of the principles expressed in Staff Accounting Bulletin 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with the collectability of an agreed settlement on past due debt, at this time the Company uniformly postpones recognition of all contingent revenue until its client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using its system and/or, for clients under a licensing arrangement, the successful availability of its system to its customers.

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

In January 2007, the Company initiated operations of its debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, have engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, the Company will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because the Company is exiting this business, it will use the cost recovery method. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt.

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

Stock-based compensation

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 - Revised. The Company adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these and other stock-based grants for the three and nine months ended September 30, 2007 amounted to $354,821 and $2,323,069, respectively and for the three and nine months ended September 30, 2006 amounted to $2,602,134 and $2,714,946, respectively.

The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended September 30,
	2007	2006
Risk free interest rate range	4.50-4.84%	1.66-4.12%
Dividend yield	0%	0%
Expected volatility	81.1%-96.7%	96.7%
Expected life in years	3-7	3-10

The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of September 30, 2007, total unrecognized compensation cost for these and prior grants amounted to $484,713.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants of 4,000,934 and 1,684,437, respectively at September 30, 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares as of September 30, 2007 do not include the underlying shares exercisable with respect to the issuance of 232,106 warrants as of September 30, 2007, exercisable at $0.01 per share related to a financing completed in June 2006. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. ACQUISITION OF FIRST PERFORMANCE CORPORATION:

As discussed in Note 1, on January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007. First Performance is an accounts receivable management agency with operations in Las Vegas, Nevada and formerly in Fort Lauderdale, Florida. The aggregate purchase price of $850,000 included $500,000 of cash and $350,000 of the Company’s common stock, consisting of 88,563 shares at $3.95 per share.

The assets and liabilities of First Performance have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of First Performance, the Company acquired identifiable intangible assets of approximately $450,000. Of the identifiable intangibles acquired, $60,000 was assigned to trade names and $390,000 was assigned to customer relationships. In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of four of its major clients, the Company performed an interim impairment analysis at June 30, 2007 and at September 30, 2007. See Note 6. The amounts of these intangibles have been estimated based upon information available to management and are subject to change based upon an outside appraisal being completed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

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

First Performance was purchased on January 19, 2007, and therefore only its operations from January 19, 2007 through September 30, 2007 are included in the Company’s condensed consolidated financial statements. The following table presents the Company’s unaudited pro forma combined results of operations for each of the three and nine months ended September 30, 2007 and 2006, respectively, as if First Performance had been acquired at the beginning of each of the periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$526,818	$1,554,177	$2,700,051	$4,845,534

Net loss	$(3,331,486)	$(7,089,195)	$(10,935,483)	$(12,133,793)

Pro-forma basic and diluted net loss per common share	$(0.41)	$(1.68)	$(1.40)	$(3.47)

Weighted average common shares outstanding - basic and diluted	8,054,031	4,219,542	7,821,533	3,492,469

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

The total consideration for the acquisition was to consist of (a) 840,337 shares of the Company’s common stock, and (b) $60,000,000 in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The closing date in the original agreement was June 30, 2007, and was extended to August 31, 2007. On August 31, 2007 the total consideration was reduced to $54 million with a further extension of the closing date to September 14, 2007. On September 24, 2007, the Company terminated the securities purchase agreement based on certain terms in the Purchase Agreement.

In connection with the financing of the transaction, as well as to provide additional working capital and to fund operations, the Company signed an engagement letter with investment banks to explore financing alternatives. Subsequent to June 30, 2007, the Company secured financing commitments for up to $40 million in debt, consisting of $25 million of senior secured debt and $15 million of mezzanine debt. The Company also procured financing commitments for the balance of the cash portion of the reduced total consideration as equity financing and had completed a financing package for the transaction. However, the Company terminated the securities purchase agreement due to a material adverse change in the financial condition of Creditors Interchange, and the financing commitments lapsed at termination of the transaction.

Employment Agreements

In connection with the Purchase Agreement, the Company entered into employment agreements with Bruce Gray and John Farinacci. Pursuant to his employment agreement, Mr. Gray was to serve as Executive Vice President of the Company and President and Chief Executive Officer of Creditors Interchange. Mr. Gray was also to be nominated to join the Board of Directors of the Company. Mr. Gray was to receive a base salary of $400,000 and options to purchase up to 400,000 shares of the Company’s common stock. Mr. Gray was also eligible for an annual bonus based on certain performance criteria.

Pursuant to his employment agreement with the Company, Mr. Farinacci was to serve as President of First Performance Corporation, and Executive Vice President-Operations of Creditors Interchange. Mr. Farinacci was also to serve as a Senior Vice President of the Company. Mr. Farinacci was to receive a base salary of $300,000 and options to purchase up to 400,000 shares of the Company’s Common Stock. Mr. Farinacci was also eligible for an annual bonus based on certain performance criteria.

While the employment agreements with Messrs. Gray and Farinacci were executed on April 30, 2007, both employment agreements would only be declared effective as of the closing of the transactions contemplated by the Purchase Agreement and will automatically terminate should the transaction not occur. The agreements terminated on September 24, 2007, in conjunction with the termination of the Purchase Agreement.

NOTE 5.  FIXED ASSETS:

Fixed assets consist of the following:

		September 30,
	Useful life	2007
Computer equipment	3-5 years	$493,731
Computer software	3 years	67,641
Telecommunications equipment	5 years	3,165
Office equipment	3 years	6,361
Furniture and fixtures	5 years	137,865
Leasehold improvements	Lease term	21,081
Less: accumulated depreciation		729,844 (412,545)
		$317,299

Depreciation expense totaled $38,961 and $12,020 for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense totaled $115,832 and $39,487 for the nine months ended September 30, 2007 and 2006, respectively.

On August 31, 2007, certain First Performance assets were abandoned due to the closure of the Florida office on July 31, 2007. Accordingly, the Company included a charge to general and administrative expenses in the amount of $68,329 related to the disposal of these assets.

NOTE 6.   IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company recorded $1,042,205 of goodwill in connection with its acquisition of First Performance (See Note 3). It also recorded $450,000 in intangible assets related to First Performance’s trade names and customer relationships (See Note 6). The amounts of goodwill that the Company  recorded  in  connection  with this acquisition  was  determined  by comparing the aggregate  amount of the purchase price plus related transaction  costs to the  fair  value of the net  tangible and  identifiable intangible assets acquired.

In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of four of its major clients, the Company performed an interim impairment analysis at June 30, 2007 and September 30, 2007. As a result of this analysis, the Company determined that the entire amount of goodwill with respect to First Performance was deemed to be impaired. In addition, the other intangible assets subject to amortization were also found to be impaired, and were revalued at $270,000, as of June 30, 2007.  Accordingly, the Company recorded a goodwill and intangibles impairment charge in the amount of $1,179,080 as of June 30, 2007. The Company recorded an additional $27,255 charge at September 30, 2007, revaluing the intangible assets to $225,000.

Making estimates about the carrying value of goodwill requires management to exercise significant judgment. It is reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events.  Accordingly, the actual results regarding estimates of the carrying value of these intangibles could differ materially from the Company's estimates.

NOTE 7. INTANGIBLE ASSETS:

Intangible assets consist exclusively of amounts related to the acquisition of First Performance.

The components of intangible assets as of September 30, 2007 are set forth in the following table:

	Useful life	Original amount	Amortization	Impairment	September 30, 2007
Trade names	10 years	$60,000	(3,152)	(41,848)	$15,000
Customer relationships	4 years	$390,000	(57,718)	(122,282)	$210,000
		$450,000	(60,870)	(164,130)	$225,000

The amortization of intangibles will result in the following additional expense by year:

Years Ended December 31:	Intangible Amortization
2007	$16,152
2008	64,607
2009	64,607
2010	64,607
2011	6,857
Thereafter	8,170
Total	$225,000

Amortization expense totaled $17,745 and $60,870 for the three and nine months ended September 30, 2007, respectively.

The weighted average amortization period for amortizable intangibles is 3.7 years and has no residual value.

NOTE 8. LINES OF CREDIT:

First Performance had a line of credit on the date of the Company’s acquisition. The outstanding balance as of January 19, 2007 of $150,000 was repaid during the nine months ended September 30, 2007, and the line of credit was terminated.

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Chairman of the Company and a member of its Board of Directors. As of September 30, 2007, the outstanding balance on this line of credit was $500,000. The Company incurred interest expense related to this line of credit of $15,333 and $17,967 during the three and nine months ended September 30, 2007, respectively. Subsequent to September 30, 2007, the Company borrowed an additional $76,000 from this line.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s CEO and Co-Chairman, for up to $100,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of September 30, 2007, the Company has borrowed $75,000 under this line of credit. The Company incurred interest expense related to this line of credit of $1,362 during the three and nine months ended September 30, 2007. Subsequent to September 30, 2007, the Company borrowed an additional $40,000 from this line.

NOTE 9. PURCHASED ACCOUNTS RECEIVABLE:

On December 22, 2006, the Company and its wholly-owned subsidiaries, EAR Capital I, LLC, as borrower, and DRV Capital, LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated as of December 21, 2006, with Sheridan Asset Management, LLC (“Sheridan”), as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment (generally 10% of the purchase price), the Company and Sheridan share the residual collections from the debt portfolios, net of servicing fees, as per the terms specified in each acquisition agreement. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. The Company is required to give Sheridan the opportunity to fund all of its purchases of distressed consumer debt with advances through December 21, 2008. As of September 30, 2007, the Company had acquired $607,994 in discounted value of acquired receivables, with a remaining balance of $108,868. During the nine months ended September 30, 2007, the Company performed a revaluation of the remaining receivables and recorded a decline in value of $23,096. The Company borrowed a total of $547,195 to finance these receivables and had outstanding remaining portfolio loans payable in the amount of $54,678. Management of the Company made a strategic decision in October, 2007 to suspend the purchase of debt portfolios on the open market.

The following tables represent the activity with respect to purchased receivables and financings for those receivables for the nine months ended September 30, 2007.

Purchased Accounts Receivable
Beginning balance - January 1, 2007	$—
Purchases	607,994
Liquidations	(123,753)
Sale of pools	(352,277)
Write downs	(23,096)
Ending balance - September 30, 2007	$108,868

Portfolio Loans Payable:
Beginning balance - January 1, 2007	$—
Borrowings	547,195
Repayments	(492,517)
Ending balance - September 30, 2007	$54,678

NOTE 10. STOCKHOLDERS’ DEFICIENCY

On September 5, 2007, the Company completed a private placement for gross proceeds of $1,760,000 for the sale of 880,000 shares of common stock. In conjunction with this transaction, the Company issued an aggregate of 440,000 warrants to purchase common stock to the investors and 88,000 warrants to purchase common stock to the placement agent. Each warrant is exercisable at $2.00 per share for a term of five years. The common stock and warrants sold have "piggy - back' registration rights on the Company's next registration statement if the required private placement holding period has not previously elapsed.

NOTE 11.  STOCK OPTIONS:

As of September 30, 2007, the Company had one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

A summary of option activity within the 2005 Plan during the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1, 2007	261,000	$5.00	3.9 Years	$--
Granted	632,000	$4.61	5.7 Years	$--
Exercised	--	$--	--	$--
Forfeited or expired	(5,500)	$5.00	--	$--
Outstanding at September 30, 2007	887,500	$4.74	5.2 Years	$--
Exercisable at September 30, 2007	617,250	$4.80	5.1 Years	$--

As of September 30, 2007, the Company had 270,250 unvested options within the 2005 Plan.

On February 1, 2007, the Company issued options to purchase 30,000 shares of its common stock exercisable at $4.04 per share to a new employee. The stock options have an exercise period of five years and vest 30% at issuance, 30% in nine months and 40% on the anniversary of issuance. The grant was valued at $91,200, will be expensed over the vesting period and resulted in an expense during the nine months ended September 30, 2007 of $81,067.

On February 28, 2007, the Company issued options to purchase 20,000 shares of its common stock exercisable at $4.10 per share to a new board member. The stock options have an exercise period of five years, vest 50% at issuance and 50% on the anniversary of issuance, were valued at $61,600, will be expensed over the vesting period and resulted in an expense during the nine months ended September 30, 2007 of $48,767.

On April 23, 2007, the Company issued options to purchase 75,000 shares of its common stock exercisable at $3.70 per share to a new employee. The stock options have an exercise period of seven years and vest 25% at issuance, 25% at nine months, 25% at eighteen months and 25% at thirty months after the grant date. The grant was valued at $210,750, will be expensed over the one year employment contract term and resulted in expense during the nine months ended September 30, 2007 of $140,500.

On April 27, 2007, the Company issued options to purchase 75,000 shares of its common stock exercisable at $4.75 per share to a new employee. The stock options have an exercise period of seven years and vest 33% on the first, second and third anniversary of the grant date. The grant was valued at $270,750, will be expensed over the one year employment contract term and resulted in expense during the nine months ended September 30, 2007 of $112,813.

On April 27, 2007, the Company issued options to purchase 278,000 shares of its common stock exercisable at $4.75 per share to four current employees. The stock options have an exercise period of seven years. Of the grant, 276,500 shares vest immediately and 1,500 vest on the first anniversary of the grant date. The grant was valued at $1,003,580, were expensed immediately except for the grant vesting over the first year and resulted in expense during the nine months ended September 30, 2007 of $1,001,775.

On April 27, 2007, the Company issued options to purchase 154,000 shares of its common stock exercisable at $5.00 per share to six current employees as an extension of expiring three year non-plan options. The stock options have an exercise period of four years, providing the grantees with the equivalent of a seven year grant, as all new options granted now have a seven year term. Of the grant, options to purchase 77,000 shares vest immediately and options to purchase the remaining 77,000 shares vest on the first anniversary of the grant date. The grant was valued at $446,600, the expense associated with the first 77,000 shares were expensed immediately and the remainder are being expensed over the one year vesting period and resulted in a charge during the nine months ended September 30, 2007 of $256,933.

A summary of stock option activity outside the 2005 Plan during the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1, 2007	3,147,434	$4.96	6.4 Years	$--
Granted	50,000	$4.75	6.6 Years	$--
Exercised	--	$--	--	$--
Forfeited or Expired	(84,000)	$5.60	--	$--
Outstanding at September 30, 2007	3,113,434	$4.97	6.4 Years	$32,625
Exercisable at September 30, 2007	3,113,434	$4.97	6.4 Years	$32,625

On April 27, 2007, the Company issued options to purchase 50,000 shares of its common stock exercisable at $4.75 per share to a current employee. The stock options vest immediately and have an exercise period of seven years. The grant was valued at $180,500 and was expensed immediately.

As of September 30, 2007, the Company had no unvested stock options outside the 2005 Plan.

During the nine months ended September 30, 2007 and 2006, the Company recorded an expense of $15,436 and $157,277 respectively, representing the amortized amount of the fair value of stock options issued to non-employees prior to January 1, 2006.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in 2006 in the amount of $84,279 and $352,061 during the three and nine months ended September 30, 2007, respectively.

NOTE 12.  WARRANTS:

A summary of warrant activity as of January 1, 2007 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1, 2007	2,091,158	$1.44	3.1 Years	--
Granted	628,000	$2.29	4.7 Years	--
Exercised	(984,721)	$0.20	--	--
Forfeited or Expired	(50,000)	$3.85	--	--
Outstanding at September 30, 2007	1,684,437	$1.62	2.8 Years	$1,510,205
Exercisable at September 30, 2007	1,459,437	$1.86	3.2 Years	$1,510,205

As of September 30, 2007, there were 225,000 unvested warrants to purchase shares of common stock.

On March 1, 2007 the Company issued a warrant to purchase 100,000 shares of its common stock exercisable at $3.85 per share to a consultant. The warrant has an exercise period of three years, which vests 25% at issuance and 25% at three, nine and nine months from issuance. The warrant was valued at $240,000. On June 30, 2007, warrants for 50,000 shares of common stock were cancelled due to termination of the consultant’s services. Expense during the nine months ended September 30, 2007 was $134,571.

During the nine months ended September 30, 2007, the Company received $199,099 in cash proceeds from the exercise of 984,721 warrants to purchase common stock.

NOTE 13.  LITIGATION:

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

In response to the Company’s complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against the Company in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. The Company filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion has been granted by the court, and the California case has been stayed in preference to the New Jersey case. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. The New Jersey Court subsequently denied Apollo’s motion to transfer the case to California and granted the Company’s request in the alternative that the case be heard in New York if the Court decided it should not stay in New Jersey. The case was transferred to federal court in the Southern District of New York where it remains pending at a preliminary stage. The mirror action that Apollo filed against the Company in California has been dismissed without prejudice by the parties. Subsequent to September 30, 2007, the Company entered into a settlement agreement with Apollo.  See Note 17.

NOTE 14. OPERATING LEASES:

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At September 30, 2007, accrued rent payable totaled $15,385.

The Company also leased an office in Fort Lauderdale, Florida under a non-cancelable operating lease that expires January 31, 2009 and called for monthly payments of $22,481. Until August 31, 2007, the monthly payment has been reduced by a $5,000 abatement to $17,481 per month. In July 2007, the Company negotiated an early cancellation of the Florida lease whereby the rent obligation terminated on August 31, 2007. The Company continues to lease an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for monthly payments of $21,644.

Rent expense for the three months ended September 30, 2007 and 2006 was $140,177 and $30,862, respectively. Rent expense for the nine months ended September 30, 2007 and 2006 was $413,652 and $92,505, respectively.

Future minimum rental payments under the above non-cancelable operating leases (as renegotiated) are as follows:

For the Year Ending December 31,	Amount
2007	$96,246
2008	387,029
2009	389,892
2010	335,657
2011	259,728
Thereafter	670,964
$2,139,516

NOTE 15. EMPLOYMENT AGREEMENTS:

On April 23, 2007, Anthony P. Canale was appointed to the position of General Counsel of the Company. Mr. Canale’s employment agreement provides for a base salary of $175,000 with certain bonus provisions. Mr. Canale was also awarded 75,000 options vesting 25% on the date of hire, 25% in six months, 25% in eighteen months and 25% in 30 months. The employment agreement has a one year renewable term. Subsequent to September 30, 2007, Mr. Canale resigned from the Company.

On May 1, 2007, the Company appointed David M. Rainey to the position of Chief Financial Officer and Treasurer. Mr. Rainey’s employment agreement provides for a base salary of $200,000 with certain bonus provisions. Mr. Rainey was also awarded 75,000 options which vest 1/3 each on the first, second and third anniversaries of his employment. The employment agreement has a one year renewable term. Katherine A. Dering, the former Chief Financial Officer, remained with the Company as Senior Vice President - Finance, under an amended employment agreement until September 1, 2007.

NOTE 16. SEGMENT DATA:

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

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2007:

Three months ended September 30, 2007

	Internet Services	Debt Buying	Collection Agency	Corporate	Consolidated
Revenues	$13,810	$591	$512,417	$--	$526,818
Loss from operations	$(2,284,792)	$(96,493)	$(744,050)	$(215,539)	$(3,340,874)
Depreciation and amortization	$14,380	$--	$42,327	$--	$56,707
Goodwill & intangibles impairment charge	$--	$--	$(27,255)	$--	$(27,255)
Interest income	$(19,681)	$(8,551)	$(1,281)	$--	$(29,513)
Capital expenditures	$--	$--	$--	$--	$--
Total assets	$484,355	$116,046	$738,027	$--	$1,338,428

Nine months ended September 30, 2007

	Internet Services	Debt Buying	Collection Agency	Corporate	Consolidated
Revenues	$46,938	$3,818	$2,489,128	$--	$2,539,884
Loss from operations	$(6,394,966)	$(333,748)	$(3,318,474)	$(702,170)	$(10,749,358)
Depreciation and amortization	$42,558	$--	$134,146	$--	$176,704
Goodwill & intangibles impairment charge	$--	$--	$(1,206,335)	$--	$(1,206,335)
Interest income	$14,224	$(38,460)	$(1,724)	$--	$(25,960)
Capital expenditures	$40,320	$--	$--	$--	$40,320
Total assets	$484,355	$116,046	$738,027	$--	$1,338,428

NOTE 17.  SUBSEQUENT EVENTS:

a.	Warrant Exercises

Subsequent to September 30, 2007, the Company issued 16,667 shares in connection with the exercise of warrants for cash proceeds of $167.

b.	Line of Credit - Related Party

On October 17, 2007, Debt Resolve entered into a line of credit with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice from Mr. Mooney, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In addition, the Company issued to Mr. Mooney warrants to purchase 137,500 shares of common stock at an exercise price of $2.00 per share. The warrant award is subject to certain regulatory approvals. Subsequent to October 17, 2007, the Company has borrowed $275,000 under this line of credit. Drawings under this line of credit are guaranteed personally by James Burchetta and Charles Brofman, the Company’s Co-Chairmen.

c.	Patent Litigation

On October 26, 2007, the Company settled the patent litigation against Apollo. Pursuant to the settlement, the Company’s infringement claims against Apollo’s present system were dismissed with prejudice, subject to the understanding that the Company is free to file a patent infringement action against Apollo in the future under the patents in the event Apollo’s product is configured differently than as represented by Apollo and in a manner that infringes the patents. In the event of such litigation, Apollo retains its rights to assert any defense available to it.

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

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve system, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization. We have begun investigation of, and negotiations with, companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. In the United Kingdom, we have engaged an agent to represent us for sales and customer service for a flat monthly fee. We recently announced the signing of our first European customer, a U.K.-based large collection agency. We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

Our current contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system, from flat fees per settlement achieved or a flat monthly license fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a monthly licensing fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well. In addition, with respect to our DR Prevent ™ module, which settles consumer debt at earlier stages, we expect that a licensing fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

We also entered into the business of purchasing and collecting debt. Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we have bought two portfolios of charged-off debt at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempted to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. We were also testing marketing strategies targeted to debtors for the DebtResolve system. We purchased the portfolios in an effort to, develop a new paradigm for the collection of such debts, as well as develop “best practice” usage methods, which we can then share with our core clients, in addition to the actual revenues earned from this venture by buying and settling these debts. On October 15, 2007, we notified our debt buying business partners that we would no longer be buying portfolios of debt on the open market, since many of our current and future partners are debt buyers. In the future, we may use our DRV Capital entity to participate with one or more of our debt buying customers in purchasing a percentage of their portfolio, for the purpose of getting a larger percentage of the portfolio to collect and to enhance the introduction our DebtResolve system to new debt buying clients. We have no plans at the present time to engage in this activity.

On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated December 21, 2006, with Sheridan Asset Management, LLC, (“Sheridan”) as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date, and amounts repaid cannot be re-borrowed. Once the notes are repaid and we have been repaid our investment, we and Sheridan share the residual collections from the debt portfolios, net of servicing fees, in a ratio determined according to terms agreed upon at each acquisition of each pool of accounts receivable. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility, and will extend beyond the expiration date of the facility. New advances for portfolio purchases under the facility are not available beyond the December 21, 2007 expiration date. Under the terms of the agreement, we are required to give Sheridan the opportunity to fund any of our purchases of distressed consumer debt with advances through December 21, 2008. As we wind down its debt buying business, the outstanding loans will be repaid and this agreement terminated.

Revenue streams associated with this business will include servicing fees earned and paid, collections of principal in excess of the price paid, interest earned on purchased debt and paid to investment partners, and, from time to time, gains on the resale of remaining balances. We, as the parent company, may also earn increased revenues from the use of our DebtResolve system by agencies that may be subcontracted to collect these debts. We expect that revenues earned from the debt purchase and collection business will develop slowly, over several months, beginning from the time we first capitalized the subsidiary. We have already hired experienced staff and incurred certain legal expenses to meet compliance requirements for entering this business. Unless we achieve certain scale in these operations, early revenues will not fully cover those costs. In January 2007, we purchased our first two pools of defaulted debt through DRV Capital and its single-purpose subsidiary, EAR Capital. The remaining uncollected portfolios are being sold at this time.

In January 2007, we purchased the outstanding common stock of First Performance. First Performance is a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we can achieve superior returns. Due to the loss of four major clients at First Performance during the first nine months of 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we received two impairment charges aggregating $1,206,335 during the nine months ended September 30, 2007.

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

The total consideration for the acquisition was to consist of (a) 840,337 shares of our common stock, and (b) $60,000,000 in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The closing date in the original agreement was June 30, 2007, which was extended to August 31, 2007. On August 31, 2007, the total consideration was reduced to $54 million with a further extension of the closing date to September 14, 2007. On September 24, 2007, we terminated the securities purchase agreement based on certain terms in the Purchase Agreement.

In connection with the financing of the transaction, and as well as to provide additional working capital and to fund operations, we signed an engagement letter with investment banks to explore financing alternatives. Subsequent to June 30, 2007, we secured financing commitments for up to $40 million in debt, consisting of $25 million of senior secured debt and $15 million of mezzanine debt. We also procured financing commitments for the balance of the cash portion of the reduced total consideration as equity financing and had completed a financing package for the transaction. However, the Company terminated the securities purchase agreement due to a material adverse change in the financial condition of Creditors Interchange, and the commitments lapsed at termination.

We have suffered significant recurring operating losses, have negative working capital and need to raise additional capital in order to be able to accomplish our business plan objectives. These conditions raise substantial doubt about our ability to continue as a going concern. In 2007, we have secured lines of credit with three related parties in the aggregate amount of $1,075,000. If we are unable to raise sufficient additional funds or integrate our acquisition to a level of profitability, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the second and fourth quarters of 2007, we reduced overhead and extended payables. However, we cannot assure you that our efforts to raise additional capital will be successful.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues

Revenues totaled $526,818 and $30,617 for the three months ended September 30, 2007 and 2006, respectively. We earned revenue during the three months ended September 30, 2007 from fees earned on debt collected by our collection agency, and as a percent of debt collected or flat settlement fee at collection agencies, law firms, a lender and two banks that implemented our online system. Of the revenue earned during the three months ended September 30, 2007, $512,417 was earned as fees on debt collected at our collection agency and $13,810 was contingency fee income, based on a percentage of the amount of debt collected or fees per settlement from accounts placed on our online system. In addition, we earned $591 in revenue for management fees related to investments in past due consumer debt portfolios purchased through our DRV Capital subsidiary. Of the revenue earned during the three months ended September 30, 2006, $12,500 was earned for fees charged to license our software for the period, and $18,117 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $1,490,069 for the three months ended September 30, 2007, a decrease of $431,709 over payroll and related expenses of $1,921,778 for the three months ended September 30, 2006. This decrease was due primarily to the reduction in payroll and related expenses from the closing of our First Performance office in Florida. Total payroll and related expenses for First Performance totaled $745,488 for the three months ended September 30, 2007, and non-cash stock based compensation expense was $337,721 and $1,334,366 for the three months ended September 30, 2007 and 2006, respectively. Internet business cash payroll and related expenses decreased by $7,465, or 1.3%, from $587,412 for the three months ended September 30, 2006 to $579,947 for the three months ended September 30, 2007. Salary expenses were $994,638 for the three months ended September 30, 2007, an increase of $477,031 over salary expenses of $517,607 for the three months ended September 30, 2006. In addition, the staffing increase related to the First Performance acquisition resulted in payroll tax expense of $71,698 for the three months ended September 30, 2007, an increase of $53,469 over payroll tax expense of $18,229 for the three months ended September 30, 2006 and an increase in health insurance expense to $74,659 for the three months ended September 30, 2007 from $39,197 in the three months ended September 30, 2006, an increase of $35,462. Other miscellaneous salary related expenses were $11,352 in payroll expenses for the three months ended September 30, 2007 as compared with $12,379 for the three months ended September 30, 2006, a decrease of $1,027.

General and administrative expenses. General and administrative expenses amounted to $1,333,850 for the three months ended September 30, 2007, as compared to $1,644,887 for the three months ended September 30, 2006, a decrease of $311,037. This decrease was due to a reduction in the general and administrative expenses at First Performance of $468,866 from the second quarter of 2007. The acquisition of First Performance added $373,068 to general and administrative expenses for the three months ended September 30, 2007. Also, a charge for $68,329 for disposal of fixed assets at First Performance is included in general and administrative expense. The expense for stock based compensation for stock options granted to consultants for the three months ended September 30, 2007 was $17,100, as compared with stock based compensation in the amount of $1,267,768 for the three months ended September 30, 2006. Also, for the three months ended September 30, 2007 consulting fees totaled $372,446, as compared with $56,701 in consulting fees for the three months ended September 30, 2006, resulting in an increase of $315,745, primarily related to fundraising costs associated with the August 2007 private placement. Legal fees increased by $252,352 to $299,698 for the three months ended September 30, 2007 from $47,346 for the three months ended September 30, 2006, primarily due to the patent litigation against Apollo Enterprise Solutions. The expenses for occupancy, telecommunications, travel and office supplies for the three months ended September 30, 2007 were $140,177, $130,052, $43,880 and $84,278, respectively, as compared with expenses of $30,862, $39,227, $45,338 and $8,484 for occupancy, telecommunications, travel and office supplies, respectively, for the three months ended September 30, 2006, all due to the addition of First Performance and travel related to the Creditors Interchange acquisition. Marketing expenses increased by $25,256 to $56,759 for the three months ended September 30, 2007 from $31,503 for the three months ended September 30, 2006, primarily due to more press releases and more trade show expense. During the three months ended September 30, 2007, we recognized a $36,373 benefit to mark to market the purchased receivables held by DRV Capital. Other general operating costs for the three months ended September 30, 2007, including insurance and accounting expenses, amounted to $157,504, as compared with $117,657 for the three months ended September 30, 2006.
Impairment of goodwill and intangibles. For the three months ended September 30, 2007, an expense of $27,255 was recorded related to the impairment of purchased intangibles at First Performance.

Terminated acquisition costs. For the three months ended September 30, 2007, costs associated with the terminated Creditors Interchange transaction were charged to expense as a result of the termination of the Purchase Agreement on September 24, 2007. The total expenses charged during the period were $959,811.

Depreciation and amortization expense. For the three months ended September 30, 2007, we recorded depreciation expense of $17,745 and an expense of $38,962 for the amortization of intangibles recorded in connection with the acquisition of First Performance Corporation in January 2007. Depreciation expense for the three months ended September 30, 2006 was $12,020. We had no amortization or other expense related to intangibles in 2006.

Interest income (expense). We recorded interest expense of $29,513 for the three months ended September 30, 2007, compared to interest expense of $443,269 for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007 includes interest accrued on our lines of credit, and interest expense for the three months ended September 30, 2006 includes interest accrued on our 7% convertible notes and other short term notes.

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

Results of Operations for the Nine Months ended September 30, 2007 Compared to the Nine Months ended September 30, 2006

Revenues

Revenues totaled $2,539,884 and $84,908 for the nine months ended September 30, 2007 and 2006, respectively. We earned revenue during the nine months ended September 30, 2007 from fees earned on debt collected by our collection agency, as a percent of debt collected at collection agencies, collection law firms, a lender and two banks that implemented our online system and as a flat fee per settlement with some clients. Of the revenue earned during the nine months ended September 30, 2007, $2,489,129 was earned as fees on debt collected at our collection agency, $39,438 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system or settlement fees, and $7,500 was start up fee income. In addition, we earned $3,818 in revenue for management fees related to investments in past due consumer debt portfolios purchased through our DRV Capital subsidiary. Of the revenue earned during the nine months ended September 30, 2006, $27,083 was earned for fees charged to license our software for the period, $3,600 was start up fee income and $54,224 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $6,230,667 for the nine months ended September 30, 2007, an increase of $3,107,149 over payroll and related expenses of $3,123,518 for the nine months ended September 30, 2006. This increase was due to payroll and related expenses for our First Performance subsidiary acquired in 2007, which totaled $2,638,868 for the nine month period and non-cash stock based compensation expense of $2,068,939 and $1,334,366 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $734,573. Internet business cash (excluding non-cash stock based compensation and inter-company allocations) payroll and related expenses for the nine months ended September 30, 2007 and 2006 were $1,843,315 and $1,789,152, respectively, an increase of $54,163, or 3.0% due to additional staff. Salary expenses were $3,499,033 for the nine months ended September 30, 2007, an increase of $1,997,218 over salary expenses of $1,501,815 for the nine months ended September 30, 2006, almost entirely due to the addition of First Performance. In addition, the staffing increase related to the First Performance acquisition resulted in payroll tax expense of $311,072 for the nine months ended September 30, 2007, an increase of $212,147 over payroll tax expense of $98,925 for the nine months ended September 30, 2006 and an increase in health insurance expense to $266,422 for the nine months ended September 30, 2007 from $112,641 in the nine months ended September 30, 2006, an increase of $153,781. Other miscellaneous salary related expenses were $85,202 in payroll expenses for the nine months ended September 30, 2007 as compared with $75,770 for the nine months ended September 30, 2006, an increase of $9,432.

General and administrative expenses. General and administrative expenses amounted to $4,699,193 for the nine months ended September 30, 2007, as compared to $2,762,100 for the nine months ended September 30, 2006, an increase of $1,937,093. This increase was primarily due to the acquisition of First Performance, which added $1,795,023 to general and administrative expenses for the nine month period. In addition, a charge of $68,329 for disposal of fixed assets was incurred by First Performance. The expense for stock based compensation for stock options granted to consultants for the nine months ended September 30, 2007 was $254,130, as compared with stock based compensation in the amount of $1,380,580 for the nine months ended September 30, 2006. Also, for the nine months ended September 30, 2007, consulting fees totaled $787,983, as compared with $127,273 in consulting fees for the nine months ended September 30, 2006, resulting in an increase of $660,710, primarily related to hiring outside consultants to assist in selling the Debt Resolve system in the United States and the United Kingdom, and to assist in the integration and management of our new First Performance subsidiary, as well as costs related to the August 2007 private placement. Legal fees increased by $258,329 to $674,828 for the nine months ended September 30, 2007 from $416,499 for the nine months ended September 30, 2006, primarily due to the patent litigation against Apollo Enterprise Solutions. The expenses for occupancy, telecommunications, travel and office supplies in the nine months ended September 30, 2007 were $413,652, $484,563, $265,567 and $374,737, respectively, as compared with expenses of $92,505, $154,846, $158,135 and $25,005 for occupancy, telecommunications, travel and office supplies, respectively, for the nine months ended September 30, 2006, all due almost exclusively to the addition of First Performance and additional travel in support of the Creditors Interchange acquisition. Marketing expenses increased by $195,242 to $274,795 during the nine months ended September 30, 2007 from $79,554 for the nine months ended September 30, 2006, primarily due to our expanded efforts to market the DebtResolve system. Direct collection costs of First Performance and DRV Capital were $481,882 during the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2006, as both DRV and First Performance began operations with us in January, 2007. During the nine months ended September 30, 2007, we recognized a $22,670 charge to mark to market the purchased receivables held by DRV Capital. Other general operating costs for the nine months ended September 30, 2007, including insurance and accounting expenses, amounted to $596,057, as compared with $327,704 for the nine months ended September 30, 2006.

Impairment of goodwill and intangibles. For the three months ended September 30, 2007, an expense of $1,206,335 was recorded related to the impairment of purchased intangibles and goodwill at First Performance.

Terminated acquisition costs. For the nine months ended September 30, 2007, costs associated with the terminated Creditors Interchange transaction were charged to expense as a result of the termination of the Purchase Agreement on September 24, 2007. The total expenses charged during the period were $959,811.

Depreciation and amortization expense. For the nine months ended September 30, 2007 we recorded depreciation expense of $115,834 and an expense of $60,870 for the amortization of intangibles recorded in connection with the acquisition of First Performance Corporation in January 2007. For the nine months ended September 30, 2006 we had no amortization expense, but recorded depreciation expense of $39,487.

Interest expense. We recorded interest expense of $25,960 for the nine months ended September 30, 2007, compared to interest expense of $662,332 for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 includes interest on our lines of credit, and interest expense for the nine months ended September 30,2006 includes interest accrued on our 7% convertible notes and other short term notes.

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

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficiency in the amount of $1,897,172, and cash and cash equivalents totaling $1,258. We incurred a net loss of $10,749,358 for the nine months ended September 30, 2007. Net cash used in operating and investing activities was $7,362,190 for the nine months ended September 30, 2007. Cash flow provided by financing activities was $2,437,877 for the nine months ended September 30, 2007. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Our management is actively pursuing additional debt and/or equity financing.  As discussed above, we acquired First Performance, an accounts receivable management agency, in January 2007, and accordingly, are no longer in the development stage as of the date of the acquisition.  Our management believes that we will be successful in obtaining additional financing and successfully integrate our First Performance acquisition to a level of profitability, however, we cannot assure you that we will be able to do so.

Through September 2007, two stockholders have provided us with $600,000 in lines of credit. In addition, subsequent to September 30, 2007, a Director and stockholder provided interim operating funds of $275,000 through a line of credit. If we are unable to raise sufficient additional funds or integrate our acquisition to a level of profitability, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the second and third quarters of 2007, we reduced overhead and extended payables. However, we cannot assure you that our efforts will be successful. To the extent that we are unsuccessful, we may need to curtail our operations.

Critical Accounting Policies and Estimates

Accounts Receivable

We extend credit to large and mid-size companies for collection services. We have concentrations of credit risk as 77% of the balance of accounts receivable at September 30, 2007 consists of only 3 customers. At September 30, 2007, accounts receivable from the three largest accounts amounted to approximately $58,810 (41%), $25,787 (18%) and $25,523 (18%), respectively. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. We performed an analysis of our goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary. We performed a further analysis of our intangible assets as of September 30, 2007 and determined that an additional impairment charge was necessary.

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

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should we continue to be profitable in future periods with a supportable trend, the valuation allowance will be reversed accordingly.

Revenue recognition

We earned revenue during 2007 and 2006 from several collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on the DebtResolve system or through a flat monthly license fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

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

In January 2007, we initiated operations of our debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, have engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, we will recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because we are exiting this business, we will use the cost recovery method. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt.

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

Stock-based compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 - Revised. We adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these issuances and other stock-based grants for the three and nine months ended September 30, 2007 amounted to $354,821 and $2,323,069, respectively, and for the three and nine months ended September 30, 2006 amounted to $2,602,134 and $2,714,946, respectively.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective, as of September 30, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the nine months ended September 30, 2007, our internal controls over financial reporting were materially impacted by its acquisition of First Performance, which took place on January 19, 2007. First Performance is a collection agency which operates one branch location and employs approximately 35 people. The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer. We have added more staff in the accounting department to assist in the consolidations and daily accounting processes. We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated into ours and included in this report. Based on initial review and assessment, our management believes that the design and operation of First Performance’s disclosure controls and procedures, together with the supervisory review we provide, are adequate and effective.

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

On October 26, 2007, the Company settled the patent litigation against Apollo Enterprise Solutions LLC (“Apollo”) alleging an infringement of U.S. Patent Nos. 6,330,551 and 6,954,741 (the “patents”), under which the Company has an exclusive license in the field of consumer debt.

The parties reached a settlement following a deposition of Apollo’s president, as well as further representations made by Apollo that its present system (which, for example, does not compare pairs of values submitted by a creditor and debtor) has not infringed and does not infringe the patents. It was further agreed that both parties would respect each other’s valid intellectual property rights in the future.

Pursuant to the settlement, the Company’s infringement claims against Apollo’s present system were dismissed with prejudice, subject to the understanding that the Company is free to file a patent infringement action against Apollo in the future under the patents in the event Apollo’s product is configured differently than as represented by Apollo and in a manner that infringes the patents. In the event of such litigation, Apollo retains its rights to assert any defense available to it.

As far as the Company is aware, the Company remains the only company that offers the Company’s patented, automated system and process for the settlement of consumer debt. The patents remain in full force and effect and the Company intends to continue to vigorously enforce its intellectual property rights.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2007, we completed the sale of 880,000 shares of common stock in a private placement for gross proceeds of $1,760,000. In conjunction with this transaction, we also issued an aggregate of 440,000 warrants to purchase common stock to the investors in the transaction, as well as a warrant to purchase 88,000 shares of common stock to the Placement Agent.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Filings on Form 8-K

31.1 Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2 Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1 Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.
Filing on Form 8-K dated August 8, 2007
Filing on Form 8-K dated August 31, 2007
Filing on Form 8-K dated September 5, 2007
Filing on Form 8-K dated September 25, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007
DEBT RESOLVE, INC.

By: /s/ James D. Burchetta
James D. Burchetta
Co-Chairman and Chief Executive Officer
(principal executive officer)

By: /s/ David M. Rainey
David M. Rainey
Chief Financial Officer and Treasurer
(principal financial and accounting officer)