Form 10KSB
period 2007-12-31
DEBT RESOLVE INC
filed 2008-04-16
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Name of small business issuer in its charter)

Delaware	33-0889197
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

707 Westchester Avenue, Suite L-7
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

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

The issuer’s revenues for its fiscal year ended December 31, 2007 were $2,845,823.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $15,302,923, based on a closing price of $2.35 per share on April 11, 2008, as quoted on the American Stock Exchange.

As of April 11, 2008, 8,478,530 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents Incorporated by Reference: None

DEBT RESOLVE, INC.

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

Overview

Debt Resolve, Inc. (“we,” “our,” “us” and similar phrases refer to Debt Resolve, Inc.), is a Delaware corporation formed on April 21, 1997. We provide a patented software solution to consumer lenders based on our licensed, proprietary DebtResolve® system. Our Internet-based bidding system facilitates the settlement and collection of defaulted consumer debt via the Internet. Our existing and target creditor clients include banks and other credit originators, credit card issuers and third-party collection agencies, as well as assignees and buyers of charged-off consumer debt. We believe that our system, which uses a client-branded user-friendly web interface, provides our clients with a less intrusive, less expensive, more secure and more efficient way of pursuing delinquent debts than traditional labor-intensive methods.

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

We completed development and commenced licensing of our software solution in 2004. We currently have written contracts in place with and have begun processing select portfolios for several banks, collection agencies and collection law firms. The loss of one or more of these contracts would have a material adverse impact on our business.

Through DRV Capital LLC, our wholly-owned subsidiary formed on June 5, 2006, we also entered into the business of purchasing and collecting debt. However, on October 15, 2007, we discontinued the activities of DRV Capital and sold all remaining portfolios. DRV Capital purchased defaulted consumer debt portfolios that were managed and collected through our DebtResolve system and traditional collection agencies. DRV Capital purchased charged-off debt portfolios through its single-purpose subsidiary EAR Capital I, LLC, formed in December 2006 and used funding provided by an investment partner. The investment partner was repaid, and the agreement expired by its terms on December 21, 2007. Our decision to discontinue DRV Capital was based on the decision that it was a non-core asset.

On January 19, 2007, we acquired First Performance Corporation and its subsidiary, First Performance Recovery Corporation, both privately-owned debt collection agencies with approximately 100 collectors, revenues of $6 million for the year ended December 31, 2006, and offices in Florida and Nevada, which we now operate as a wholly-owned subsidiary. We spent much of 2007 restructuring this business (after losing a few key clients) to improve profitability by reducing costs and declining business that had contributed to prior losses at First Performance, while securing new clients with better profitability prospects. In June 2007, we consolidated all business activities of First Performance Corporation and First Performance Recovery Corporation into our Nevada facility and now transact all business through First Performance Recovery. We believe that through the use of our DebtResolve system, our new collection agency will be able to achieve significant economic advantages over our competitors, by both reducing collection costs and achieving improved collection returns. In addition, we believe the agency will serve as a test lab to develop “best practices” for the integration of our DebtResolve system into the accounts receivable management environment.

Corporate Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. In 2000, we filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission, or SEC, and became a reporting, non-trading public company. Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta and Charles S. Brofman, directors of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares. We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris. Our board of directors was then reconstituted and we began our current business and product development. On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and to increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares. On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares. On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to effect a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares. On November 6, 2006, we completed an initial public offering which, in conjunction with the conversion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696. Subsequent common stock grants, option exercises, the acquisition of First Performance, warrant grants and private placements have brought us to our current number of outstanding shares of common stock. Our principal executive offices are located at 707 Westchester Avenue, Suite L-7, White Plains, New York 10604, and our telephone number is (914) 949-5500. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

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

•
It facilitates best practices - The collections industry is very results-driven. To adopt new techniques or technology, participants want to know exactly what kind of benefits to expect. We recognize this and also know that Internet-based collection is a new technology, and there is room to improve its performance. Through First Performance, our new collection agency business, we can not only monitor results on multiple types of debt but also build best practices for how debtors can be encouraged to go to the website and how - once there - they can be encouraged to pay. By sharing the results with our clients and building best practices, we expect to help secure sales and improve revenue to us.

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

•	The patent license to the Internet bidding process protects the DebtResolve system’s key methodology and limits what future competitors may develop.

•	The effectiveness of the Internet bidding model to settle claims has already been shown in the insurance industry by Cybersettle, Inc. (with respect to insurance claims) and our first clients.

•	The industry reputation of our management team and the extensive consumer debt research we have conducted provide us with credibility with potential clients.

•	The ability to share best practices with our clients due to the collaborative efforts of our complementary businesses.

Development-Stage Activities and Acquisitions

During the last several years, we have devoted substantially all of our efforts to planning and budgeting, product development, and raising capital. In January 2004, we substantially completed the development of our online solution and began marketing it to banks, collection agencies, debt buyers and other creditors. In February 2004, we implemented our DebtResolve system, on a test basis, with a collection agency. From that time forward, we have implemented our system with additional clients, but have not earned, nor did we expect to generate, significant revenues from these clients during the initial start-up periods. During the last quarter of 2007, Internet revenue began to increase over the first three quarters of 2007, and we expect it to accelerate in 2008. On January 19, 2007, we acquired all of the outstanding shares of First Performance Corporation for a combination of cash and shares of our common stock.

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

We believe that our DebtResolve system can be a highly effective collections tool at all stages and with each class of potential DebtResolve system users we have identified, including credit originators, outside collection agencies and collection law firms and debt buyers. The means by which collections have traditionally been pursued, by phone and mail, are, we believe, perceived by debtors as intrusive and intimidating. In addition, the general trend in the collections industry is moving towards outsourcing of collections efforts to third parties.

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

Debt-Buying and Collection Agency Businesses

DRV Capital LLC

On June 13, 2006, we formed a wholly-owned subsidiary, DRV Capital LLC. Through DRV Capital, we entered into the business of purchasing and collecting debt. However, on October 15, 2007, we discontinued the activities of DRV Capital and sold all remaining portfolios. DRV Capital purchased defaulted consumer debt portfolios that were managed and collected through our DebtResolve system and traditional collection agencies. DRV Capital purchased charged-off debt portfolios through its single-purpose subsidiary EAR Capital I, LLC, formed in December 2006 and used funding provided by an investment partner. The investment partner was repaid, and the agreement expired by its terms on December 21, 2007. We decided to exit this business to focus more attention of our core business.

First Performance Corporation

We purchased First Performance Corporation and its subsidiary, First Performance Recovery Corporation, in January 2007. First Performance is a collection agency that represents both regional and national credit grantors and debt buyers from such diverse industries as retail, bankcard, oil cards, mortgage and auto. As of December 2007, First Performance Recovery had 20 full-time employees, all of whom are located at its Las Vegas, Nevada offices, and 13 active clients.

By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we will achieve superior returns. We believe that integrating our DebtResolve system into the collection process will allow us to:

•	Earn superior returns from opportunistic situations, such as low balance debt, student debt, and Internet-based debt, all of which lend themselves to our lower-cost, Internet-based solution.

•	Achieve improved collection returns through higher debtor contact, as our DebtResolve system taps an expanded debtor base via the Internet-based communications delivery system.

•	Achieve improved collection returns, as our online settlement system lends itself to improved liquidation rates per debtor.

•	Optimize the effective usage of our online system by using First Performance as a testing “laboratory.”

Due to the loss of four major clients at First Performance during the first nine months of 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during the year ended December 31, 2007.

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $2.5 trillion in December 2007, a compound annual growth rate of 8.2% for the period. For January 2008, U.S. consumer credit increased at an annual rate of 3.25%, revolving credit increased at an annual rate of 7%, and non-revolving credit increased at an annual rate of 1%. In parallel, the accounts receivables management (ARM) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collections industry trends:

•
Profit margins are stagnating or declining due to the fixed costs of collections. In addition, the worsening economy means more delinquencies to collect but a higher inability on the part of debtors to pay. Thus, costs increase to generate the same level of revenue. The ACA International’s 2008 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

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

The collections industry has always been driven by letters and agent calls to debtors. In the early 1990’s dialer technology created an improvement in calling efficiency. However, it was not until about a decade later that any new technologies were introduced. These new technologies include analytics, interactive voice response systems and Internet-based collections. Of these, interactive voice response systems and Internet-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement, while analytics focuses agent time on the accounts with the highest potential to collect.

Our Business Growth Strategy

Our goal is to become a significant player in the ARM industry by making our DebtResolve system a key collection tool at all stages of delinquency across all categories of consumer debt. The key elements of our business growth strategy are to:

•
Accelerate our marketing efforts and extend target markets for the Internet product. Initially, we have marketed our DebtResolve system to credit issuers, their collection agencies and the buyers of their defaulted debt in the United States, Canada and the United Kingdom. We also entered the auto collections vertical in 2007 with the addition of several clients in this area. As of December 31, 2007, we were actively targeting new market segments like healthcare and telecom and utility companies, and new geographic markets, like Asia and other international markets. Other markets in the United States may include student loan debt and Internet/payday lending. Our new CEO, Kenneth Montgomery, has very strong sales, marketing and senior management experience and is working to accelerate our revenue growth.

•
Expand our service offerings. Using statistics developed through our in-house collection agency, we plan to build a scoring model. This scoring model will identify customers based on their propensity to use the Internet versus other channels offered and, we believe, will help both our creditor clients and ourselves to determine to what degree settlement should be offered as an option. In addition, we will continue to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services. We may work by ourselves or with partners to provide one-stop shopping to our clients for a broad array of collection related services.

•
Pursue strategic acquisitions. In January 2007, we purchased First Performance. We may seek to make additional strategic acquisitions of businesses, assets and technologies that complement our business.

•
Grow our client base.  As of December 31, 2007, we had 8 clients. Our clients consist of credit issuers, (including banks), collection agencies and collection law firms. With our suite of online products, and our acquisition of First Performance, we believe we can expand our client base by offering a broader range of services. We believe that our clients can benefit from our patented, cost-effective technology and other services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

•
Increase adoption rates.  Our clients typically pay us either usage fees per settlement or license fees based on their number of end-users and volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary technology and our marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

•
Provide additional products and services to our installed client base.  We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances.

•
Maintain and leverage technological leadership.  Our technology and integration expertise has enabled us to be among the first to introduce an online method for the resolution of consumer debt, and we believe we have pioneered the online collection technology space. We believe the scope and speed of integration of our technology-based services gives us a competitive advantage and with our efforts on continued research and development, we intend to continue to maintain our technological leadership.

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

Sales and Marketing

The DebtResolve System

Our current sales efforts for our core business are focused on United States and United Kingdom consumer credit issuers, collection agencies and the buyers of defaulted consumer debt. Our primary targets are the major companies in each of these segments: credit card issuers, auto loan grantors, telecoms, utilities as well as the most significant outside collection agencies and purchasers of charged-off debt. In addition we have contracted with fasEo, a United Kingdom and European-focused sales and marketing consultancy to introduce our product to these markets. The fasEo principals have direct experience in the credit card industry and will begin their focus on the UK credit card industry and other grantors of consumer credit. We obtained our first UK client, a top collection agency, in 2007 and completed implementation of their system in early 2008.

We also formed a partnership with ODC Tools in the Netherlands to market our system in the Benelux countries. We have a number of prospects and expect to make steady progress in attracting new clients on the European continent. We also have a number of other partnerships being implemented or negotiated in other areas around the globe.

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business, thereby improving margins over time. It is our intention to base pricing on the value gained by clients rather than on our direct costs. In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer the DebtResolve system to a majority of their target debtors as a preferred or alternate channel. A key part of our sales strategy is to build a proof-of-concept by sub-market. This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire. These results form the basis for the business case and are key to closing sales. Results will come from existing clients, new partnerships and from our First Performance portfolios.

Our marketing efforts will focus on strengthening our image versus that of our competition, refining our message by market, and re-introducing our company as a financially-sound, growing enterprise.

First Performance Recovery Corporation

First Performance was restructured in 2007 with new management, new technology and new clients. First Performance sells to the financial, prime and sub-prime automotive, retail, healthcare and mortgage industries across the United States. In addition to debt collection, it also offers related services including skip-tracing and litigation referral, as well as lead generation for mortgage companies. We expect to market our First Performance collection service to large banks and other credit issuers, debt buyers, healthcare institutions and other financial institutions focused on consumer mortgages.

Technology License and Proprietary Technology

At the core of our DebtResolve system is a patent-protected bidding methodology co-invented by James D. Burchetta and Charles S. Brofman, the co-founders of our company. We originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. In June 2005, we amended and restated the license agreement in its entirety. The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options to purchase shares of our common stock, which were granted as follows:

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

The term of the license agreement extends until the expiration of the last-to-expire patents licensed hereunder (now 7 patents) and is not terminable by Messrs. Burchetta and Brofman, the licensors. The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman. The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm’s-length transaction between Messrs. Burchetta and Brofman, on the one hand, and our independent directors, on the other hand.

Cybersettle, Inc. also licenses and utilizes the patent-protected bidding methodology co-invented by Messrs. Burchetta and Brofman, exclusive to the settlement of personal injury, property and worker’s compensation claims between claimants and insurance companies, self-insured corporations and municipalities. Cybersettle is controlled by XL Capital Ltd., one of the world’s largest insurance providers, and Mr. Brofman is the President and Chief Executive Officer of Cybersettle. Cybersettle is not affiliated with us.

In addition, we have developed our own software based on the licensed intellectual property rights. We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and software. We have not applied for patents on any of our own technology. We have obtained through the U.S. Patent and Trademark Office a registered trademark for our DebtResolve corporate and system name as well as our slogan “Debt Resolve - Settlement with Dignity.” “DR Settle,” “DR Pay,” “DR Control,” “DR Mail,” “DR Prevent,” “Debt Resolve - Resolved. With Dignity,” “Connect. Resolve. Collect.,” “DR-Default,” “First Performance Corporation,” and “First Performance Recovery Corporation” are our trademarks/service marks, and we intend to attempt to register them with the U.S. Patent and Trademark Office as well.

Technology and Service Providers

In 2007, we outsource our web hosting to Cervalis LLC and replaced AT&T for significant cost savings, while maintaining our security in a SAS 70 certified environment. The Cervalis hosting facility is located in Wappingers Falls, New York. We use our own servers in Cervalis’ environment to operate our proprietary software developed in our White Plains, New York facility.

Competition

The DebtResolve System

Internet-based technology was introduced to the collections industry in 2004 and has three primary participants: us, Apollo Enterprise Solutions, LLC and Online Resources Corp.

Apollo Enterprise Solutions, LLC is a start-up company with a primary investor/CEO whose additional funding has come from private sources. Apollo has a mixed team of employees/consultants who are located at their facility in Irvine, CA or are geographically dispersed. Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom. In 2005 through 2007, we believe Apollo spent more than their competitors on advertising and trade show sponsorships. Their sales strategy has been to be the lowest-cost provider. In terms of product positioning, Apollo emphasizes their technology - especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy. Overall, Apollo has a feature set similar to our DebtResolve system - including the rules engine - and appeared to replicate our proprietary blind bidding system. In January 2007, we filed a patent infringement law suit against Apollo. On November 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit. The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents: Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method. The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.

Online Resources Corp. is an established, publicly-traded company whose primary businesses are online banking and online payments. Their online collections product was built by Incurrent Solutions, Inc., a company that Online Resources acquired in late 2004. Incurrent had a small base of credit card issuers as clients of their self-service website product line. Their online collections product has been initially sold to large U.S. card issuers (top 25) but Online Resources has begun sales efforts to agencies. Online Resources has documented results from a top card issuer, but their product is not as complete as either Apollo’s or ours. However, their recent partnering with Intelligent Results to provide rules engine technology shows that Online Resources is addressing product deficiencies. From a sales and marketing perspective, they have benefited from being a stable, relatively large-sized company. Online Resources may be able to reap some advantages from the integration of online bill payment capabilities with their online collections, but the product line is only a small piece of the overall company which could impact marketing and development resources. In addition, their product has the slowest implementation time of the three competitors and, consequently, higher up-front fees.

The DebtResolve system has a client tool that makes setting up treatment programs as flexible as those offered by Apollo and Online Resources, but we believe is especially easy for our clients to use. Its implementation time is guaranteed at 30-days maximum, and we have a track record that supports this claim. Our DebtResolve system does not have an in-house payment processing system. Many potential clients already have a processing system, and we can provide an interface to that system. In 2007, we integrated to one payment processor that is very active in the ARM industry and began discussions with another. In addition, although Apollo plays up its ability to handle real-time credit scores as a key differentiator, we have not found any evidence that this is a requirement in the industry. However, we believe that matching that feature, if it becomes an issue, is a fairly straightforward process.

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

Our First Performance subsidiary is an accounts receivable management agency that handles debt from multiple types of clients. Our agency business is at risk if it does not comply with the rules and regulations imposed on third-party collectors. First Performance is licensed by the states where it does business (virtually all) to conduct collection activities in these states.

These laws and regulations would include applicable state revolving credit, credit card or usury laws, state consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the federal Truth in Lending Act (including the Fair Credit Billing Act amendments) and the Federal Reserve Board’s implementation of Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws. Collection laws and regulations also directly apply to our business, such as the federal Fair Debt Collection Practices Act and state law counterparts. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on defaulted consumer debt, and any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect, particularly at our First Performance subsidiary. Finally, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer debt, and although we cannot predict if or how any future legislation would impact this expansion of our business into traditional collections, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on any consumer debt.

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

In addition, pursuant to the Gramm-Leach-Bliley Act, our financial institution clients must require us to include in their contracts with us that we have appropriate data security standards in place. The Gramm-Leach-Bliley Act stipulates that we must protect against unauthorized access to, or use of, consumer debtor information that could result in detrimental use against or substantial inconvenience to any consumer debtor. Detrimental use or substantial inconvenience is most likely to result from improper access to sensitive consumer debtor information because this type of information is most likely to be misused, as in the commission of identity theft. We believe we have adequate policies and procedures in place to protect this information; however, if we experience a data security breach that results in any penetration of our network security or other misappropriation of consumers’ personal information, or if we have an inadequate data security program in place, our financial institution clients may consider us to be in breach of our agreements with them, and we may be subject to litigation.

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

We are actively licensing our DebtResolve system to prospects in the United Kingdom and have obtained our first client there. Since we host client account data on our system, we are subject to European data protection law that derives from the Data Protection Directive (Directive 95/46/EC) of the European Commission, which has been implemented in the United Kingdom under the Data Protection Act 1998. Under the Data Protection Act, we are categorized as a “data processor.” As a data processor, we are required to agree to take steps, including technical and organizational security measures, to ensure that personal data which may identify a living individual that may be passed to our DebtResolve system by our creditor client in the course of our business is protected. In addition, the Consumer Credit Act 1974 of the United Kingdom and various regulations made under it governs the consumer finance market in the United Kingdom and provides that our creditor client must hold a license to carry on a consumer credit business. Under the Consumer Credit Act, all activities conducted through our DebtResolve system must be by, and in the name of, the creditor client. We cannot predict how foreign laws will impact our ability to expand our business internationally or affect the cost of such expansion. We will evaluate applicable foreign laws as our efforts to expand our business into other foreign jurisdictions warrant.

Employees

As of the date of this report, we have 33 employees in total, of which 30 are full-time employees. Of our total employees, 11 are based at our corporate headquarters in White Plains, New York and 22 are based in First Performance’s office in Las Vegas, Nevada. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

For the year ended December 31, 2007, we had inadequate revenues and incurred a net loss from continuing operations of $12,143,832.  Cash used in operating and investing activities for continuing operations was $7,517,851 for the year ended December 31, 2007. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2007, the Company has secured additional financing from three related parties in the aggregate amount of $167,000.  In addition, the Company has also entered into various notes payable with a bank and other investors in the aggregate amount of $848,000.  On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for $7,000,000.  As of April 14, 2008, funds under this agreement have not been received and there is no assurance that the Company will receive such proceeds.

We have a limited operating history at the Internet business on which to evaluate our potential for executing our business strategy. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

We began our Internet technology operations in 2003, therefore your evaluation of our business and prospects will be based on the limited operating history of this business. Consequently, our historical results of operations may not give an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter in a relatively new and rapidly evolving market. We may not be able to address these risks and difficulties, which make it difficult to evaluate our future prospects and the viability of our business.

We have experienced significant and continuing losses from operations. In fiscal years 2006 and 2007, we have incurred total net losses for these two years of $33,785,918. If such losses continue, we may not be able to continue our operations.

We incurred a net loss from continuing operations of $12,143,832 for the year ended December 31, 2007 and $21,642,086 for the year ended December 31, 2006. From February 2003 to date, our operations have been funded almost entirely through the proceeds that we have received from the issuance of our common stock in private placements, the issuance of our 7% convertible promissory notes in two private financings in 2005, the issuance of convertible and non-convertible notes in a private financing in June 2006, the issuance of our common stock at our initial public offering, and from a private financing in 2007 and various individual private placements and shareholder loans . If we continue to experience losses, we may not be able to continue our operations.

If we are unable to retain current DebtResolve system clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our DebtResolve system or successfully promote access to the website, we will not be able to generate revenues or continue our DebtResolve system business.

We expect that our DebtResolve system revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online DebtResolve system, from a flat fee per settlement or from recurring license fees for the use of our system, potentially coupled with success or other transaction fees. We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers. We cannot be sure that we will be able to retain our existing, and enter into new, relationships with creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit on our system, how successfully they will promote access to the website, or whether the use of our system will result in any increase in recovery over traditional collection methods. If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our DebtResolve system business.

If we are unable to retain current First Performance Recovery clients and attract new clients, or if our First Performance clients do not actively submit defaulted consumer debt accounts, we will not be able to generate revenues or continue our First Performance business.

We expect that our First Performance Recovery revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected by First Performance. We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts to First Performance. We cannot be sure that we will be able to retain our existing, and enter into new, relationships with First Performance creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit, or whether First Performance’s collection methods will be effective. If our First Performance client base, and their corresponding claims submission, does not increase or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our First Performance business.

We may be unable to meet our future liquidity requirements.

We depend on both internal and external sources of financing to fund our operations. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to operate our business.

We may fail to successfully integrate acquisitions and reduce our operating expenses.

We recently acquired First Performance Corporation and its subsidiary, First Performance Recovery Corporation and, although we have no definitive agreements in place to do so currently, we may in the future seek to acquire additional complementary businesses, assets or technologies. The integration of the businesses, assets and technologies we have acquired or may acquire will be critical. Integrating the management and operations of these businesses, assets and technologies is time consuming, and we cannot guarantee we will achieve any of the anticipated synergies and other benefits expected to be realized from acquisitions. We currently have limited experience with making acquisitions and we expect to face one or more of the following difficulties:

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

If we are unable to implement our marketing program or if we are unable to build positive brand awareness for our company and our services, demand for our services will be limited, and we will not be able to grow our client base and generate revenues.

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

Currently, we are targeting our marketing efforts towards the collection and settlement of overdue or defaulted consumer debt accounts generated primarily in the United States as well as Europe. To grow our business, we will have to achieve market penetration in this segment and expand our service offerings and client base to include other segments and international creditor clients. We have limited previous experience marketing our services and may not be able to implement our sales and marketing initiatives. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. Any new sales and marketing personnel may also require a substantial period of time to become effective. There can be no assurance that our marketing efforts will result in our obtaining new creditor clients or that we will be able to grow the base of creditors and consumers who use our services.

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

Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on patent, trademark, trade secret and copyright laws to protect our licensed and proprietary technology and other intellectual property. We cannot be certain, however, that the steps that we have taken to protect our proprietary rights to date will provide meaningful protection from unauthorized use by others. We have initiated litigation and could pursue additional litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. However, we may not prevail in these efforts, and we could incur substantial expenditures and divert valuable resources in the process. In addition, many foreign countries’ laws may not protect us from improper use of our proprietary technologies. Consequently, we may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

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

We do not hold patents on our consumer debt-related product, but rather license technology for our DebtResolve system from James D. Burchetta and Charles S. Brofman, the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. This license agreement limits usage of the technology to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. These limitations on usage of the licensed technology could constrain the expansion of our business by limiting the different types of debt for which our DebtResolve system can potentially be used, and limiting the potential clients that we could service.

Potential conflicts of interest exist with respect to the intellectual property rights that we license from our co-founders, and it is possible our interests and their interests may diverge.

We do not hold patents on our consumer debt-related product, but rather license technology for our DebtResolve system from James D. Burchetta and Charles S. Brofman, the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of Messrs. Burchetta and Brofman. The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman. Our interests with respect to such pleadings and settlements may be at odds with those of Messrs. Burchetta and Brofman, requiring them to recuse themselves from our decisions relating to such pleadings and settlements, or even from further involvement with our company.

As of April 2008, Messrs. Burchetta and Brofman own approximately 29% of our outstanding shares of common stock. They have controlled our company since its inception. Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled receive any stock options for other debt collection activities such as off-line settlements. Messrs. Burchetta and Brofman have substantial influence for selecting the business direction we take, the products and services we may develop and the mix of businesses we may pursue. The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

If we cannot compete against competitors that enter our market, demand for our services will be limited, which would likely result in our inability to continue our business.

We are aware of two companies that have software offerings that are competitive with the DebtResolve system and which compete with us for market share. Incurrent Solutions, Inc., a division of Online Resources Corp., announced a collection offering in fall 2004, and Apollo Enterprises Solutions, LLC announced an online collection offering in fall 2004. Additional competitors could emerge in the online defaulted consumer debt market. These and other possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the banking industry than we currently have. In the future, we may not have the resources or ability to compete. As there are few significant barriers for entry to new providers of defaulted consumer debt services, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that our existing or potential creditor clients will continue to use our services on an increasing basis, or at all. If we are unable to develop and expand our business or adapt to changing market needs as well as our competitors are able to do, now or in the future, we may not be able to continue our business.

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

In the normal course of our business, we must record and process significant amounts of data quickly and accurately access, maintain and expand the databases we use for our collection activities. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. Any failure of our information systems, software or backup systems would interrupt our operations and could cause us to lose clients. We are exposed to the risk of network and Internet failure, both through our own systems and those of our service providers. While our utilization of redundant transmission systems can improve our network’s reliability, we cannot be certain that our network will avoid downtime. Substantially all of our computer and communications hardware systems are hosted in leased facilities with Cervalis in New York, and under the terms of our hosting service level agreement with Cervalis, they will provide network connectivity availability 99.9% of the time from the connection off their backbone to our hosted infrastructure.

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

James D. Burchetta possesses specialized knowledge about our business, and we would be adversely impacted if he were to become unavailable to us.

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of James D. Burchetta, our Chairman and co-founder. Mr. Burchetta, who is a licensor of key intellectual property to us, has knowledge regarding online debt collection technology and business contacts that would be difficult to replace. If Mr. Burchetta were to become unavailable to us, our operations would be adversely affected. We carry term, “key-man” life insurance for our benefit in the amount of $1,000,000 on the life of Mr. Burchetta, but not for any other officer. This insurance may be inadequate to compensate us for the loss of Mr. Burchetta. Moreover, we have no insurance to compensate us for the loss of any other of our named executive officers or key employees.

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

Risks Related to Our Industry

The ability of our DebtResolve system clients and First Performance Recovery Corporation to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

Federal, state, local and foreign laws may limit our creditor clients’ and First Performance’s ability to recover and enforce defaulted consumer debt. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. In addition, we cannot predict how foreign laws will impact our ability to expand our business internationally or the cost of such expansion. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

For all of our businesses, government regulation and legal uncertainties regarding consumer credit and debt collection practices may require us to incur significant expenses in complying with any new regulations.

A number of our existing and potential creditor clients, such as banks and credit card issuers, operate in highly regulated industries. We are impacted by consumer credit and debt collection practices laws, both in the United States and abroad. The relationship of a consumer and a creditor is extensively regulated by federal, state, local and foreign consumer credit and protection laws and regulations. Governing laws include consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the Federal Truth in Lending Act (including the Fair Credit Billing Act amendments), the Fair Debt Collection Practices Act and state law counterparts, the Federal Reserve Board’s implementation of Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws. Failure of these parties to comply with applicable federal, state, local and foreign laws and regulations could have a negative impact on us. For example, applicable laws and regulations may limit our ability to collect amounts owing with respect to defaulted consumer debt accounts, regardless of any act or omission on our part. We cannot assure you that any indemnities received from the financial institutions which originated the consumer debt account will be adequate to protect us from liability to consumers. Any new laws or rulings that may be adopted, and existing consumer credit and protection laws, may adversely affect our ability to collect and settle defaulted consumer debt accounts. In addition, any failure on our part to comply with such requirements could adversely affect our ability to settle defaulted consumer debt accounts and result in liability. In addition, state or foreign regulators may take the position that our DebtResolve system effectively constitutes the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies. If so, and despite the fact that First Performance is licensed as a collection agency in most of the jurisdictions in which we currently operate, we may need to obtain licenses from such states, or such foreign countries where we may engage in our DebtResolve system business. Until licensed, we will not be able to lawfully deal with consumers in such states or foreign countries. Moreover, we will likely have to incur expenses in obtaining licenses, including applications fees and post statutorily required bonds for each license.

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

In addition, pursuant to the Gramm-Leach-Bliley Act, our financial institution clients are required to include in their contracts with us that we have appropriate data security standards in place. The Gramm-Leach-Bliley Act stipulates that we must protect against unauthorized access to, or use of, consumer debtor information that could be detrimentally used against or result in substantial inconvenience to any consumer debtor. Detrimental use or substantial inconvenience is most likely to result from improper access to sensitive consumer debtor information because this type of information is most likely to be misused, as in the commission of identity theft. We believe we have adequate policies and procedures in place to protect this information; however, if we experience a data security breach that results in any penetration of our network security or other misappropriation of consumers’ personal information, or if we have an inadequate data security program in place, our financial institution clients may consider us to be in breach of our agreements with them.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and stock market rules, are creating uncertainty for small capitalization companies like us. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. In addition, recent pronouncements by the Financial Accounting Standards Board will require a significant commitment of resources. We expect these efforts to require the continued commitment of significant resources.

Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have.

We face competition from a wide range of collection and financial services companies that may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs and more established relationships in our industry than we currently have. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures adversely affect the availability and cost of qualified recovery personnel. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced profitability.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

We operate in an extremely litigious climate, and we are currently and may in the future be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

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

While we believe that our existing information systems are sufficient to meet our current and foreseeable demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to service receivables. We cannot assure you that we will have adequate capital resources available.

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

Risks Related to the Economy

A poor performance by the economy may adversely impact our business.

When economic conditions deteriorate, more borrowers may become delinquent on their consumer debt. However, while volumes of debt to settle may rise, borrowers have less ability in a downturn to make payment arrangements to pay their delinquent or defaulted debt. As a result, our revenues may decline, or it may be more costly to generate the same revenue levels, resulting in reduced earnings. A poor economy may also slow borrowing or may curb lenders willingness to provide credit, which results in lower business levels.

ITEM 2. Description of Property

We lease approximately 4,900 square feet of office space at 707 Westchester Avenue, Suite L-7, White Plains, New York 10604. We lease this space for $10,274 per month on a straight-line basis under a non-cancelable lease through July 2010.

In conjunction with the acquisition of First Performance Corporation and its subsidiary, First Performance Recovery Corporation, we assumed responsibility for the existing First Performance leases in Nevada and Florida. The Nevada facility consists of 13,708 square feet at 600 Pilot Road, Las Vegas, Nevada 89119. We lease this space for $20,599 per month under a non-cancelable lease through July 31, 2014. The Florida facility consisted of 12,415 square feet at 4901 N.W. 17th Way, Suite 201, Ft. Lauderdale, Florida 33309. We leased this space for $22,481 per month (less a $5,000 abatement in effect in early 2007) under a non-cancelable lease through January 31, 2009. However, on May 31, 2007, we ceased operations in Florida and relinquished the space on June 30, 2007. An agreement was reached with the landlord to permit cancellation of the lease for payment of three months rent. We completed these payments on September 30, 2007.

ITEM 3. Legal Proceedings

Lawsuit against Apollo

On January 8, 2007, we filed a patent infringement lawsuit against Apollo Enterprise Solutions, LLC (“Apollo”) in federal court in New Jersey.  The suit alleged that Apollo’s online debt collection system infringed one or more claims of the patents-in-suit, U.S. Patent Nos. 6,330,551 and 6,954,741.  We have exclusive rights under these and certain other patents with respect to the settlement of consumer debt.

On November, 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit. The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents: Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method. The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the American Stock Exchange under the symbol DRV.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the American Stock Exchange:

	Year ended December 31,
	2007		2006
Quarter	High	Low	High	Low
First	$4.40	$3.53	—	—
Second	$5.05	$2.48	—	—
Third	$3.61	$1.76	—	—
Fourth	$2.50	$0.84	—	—
Fourth (beginning November 2, 2006)	—	—	$4.98	$3.50

For the period from January 1, 2008 to April 11, 2008, the high and low closing prices for our common stock were $2.44 and $0.77, respectively.

The market information for the year ended December 31, 2006 begins on November 2, 2006, the date of our initial public offering. Prior to such time, there was no trading of our shares.

As of April 11, 2008, there were approximately 1,000 record holders of our common stock.

On January 7, 2008, we received a deficiency letter from the American Stock Exchange stating that we were not in compliance with specific provisions of the American Stock Exchange continued listing standards in that we are not in compliance with Section 1003(a)(iv) of the American Stock Exchange Company Guide. We are working to address this deficiency. We presented a 90-day plan that the Exchange accepted and continued our listing pending completion of the plan. We have until Friday, April 18, 2008 to complete our plan, which is principally based on securing the funding committed by Harmonie International on March 31, 2008. To date, we have not yet received the funding.

Dividends

We have not to date, nor do we expect to pay in the future, a dividend on our common stock.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

There were no sales of our unregistered securities, other than as reported in prior reports on Forms 10-KSB, 10-QSB or 8-K, for the three years ended December 31, 2007.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2007.

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

Overview

Prior to January 19, 2007, we were a development stage company. On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007. As a result, we are no longer considered a development stage entity.

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

We also entered into the business of purchasing and collecting debt. Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we bought two portfolios of charged-off debt at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempted to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility with Sheridan Asset Management, LLC, (“Sheridan”) as lender, to finance the purchase of these and other distressed consumer debt portfolios from time to time. We purchased the portfolios in an effort to develop a new paradigm for the collection of such debts as well as develop “best practice” usage methods, which we can then share with our core clients, in addition to the actual revenues earned from this venture by buying and settling these debts. On October 15, 2007, we notified our debt buying business partners that we would no longer be buying portfolios of debt on the open market, since many of our current and future partners are debt buyers. As of December 31, 2007, all loans have been repaid to Sheridan, and the agreement expired according to its terms on December 21, 2007. In the future, we may use our DRV Capital entity to participate with one or more of our debt buying customers in purchasing a percentage of their portfolio, for the purpose of getting a larger percentage of the portfolio to collect and to enhance the introduction of our DebtResolve system to new debt buying clients. We have no plans at the present time to engage in this activity.

Revenue streams associated with this business for 2007 included servicing fees earned and paid, interest earned on purchased debt and paid to investment partners, and any losses on the resale of the remaining balances. The results of operations for DRV Capital have been treated as discontinued operations in the financial statements for the year ending December 31, 2007.

In January 2007, we purchased the outstanding common stock of First Performance Corporation and, as a result, we are no longer in the development stage as of the date of the acquisition.. First Performance Corporation and its subsidiary, First Performance Recovery Corp., are collection agencies that represent both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we can achieve superior returns. Due to the loss of four major clients at First Performance during the first nine months of 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during the year ended December 31, 2007.

Revenue streams associated with this business include contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.

On April 30, 2007, we, Credint Holdings, LLC (“Credint Holdings”) and the holders of all of the limited liability membership interests of Credint Holdings entered into a securities purchase agreement (the “Purchase Agreement”) for us to acquire 100% of the outstanding limited liability company membership interests of Creditors Interchange Receivables Management, LLC (“Creditors Interchange”), an accounts receivable management agency and wholly-owned subsidiary of Credint Holdings. Prior to this agreement, an agreement with Creditors Interchange for the use by Creditors Interchange of our DebtResolve system, and a management services agreement pursuant to which Creditors Interchange provided management consulting services to First Performance were in place. On September 24, 2007, we and the other parties terminated the Purchase Agreement. During the year ended December 31, 2007, we charged $959,811 to terminated acquisition costs as a result of not completing this transaction.

For the year ending December 31, 2007, we had inadequate revenues and incurred a net loss of $12,143,842 from continuing operations.  Cash used in operating and investing activities of continuing operations was $7,517,851 for the year ended December 31, 2007. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2007, the Company has secured additional financing from three related parties in the aggregate amount of $167,000.  In addition, the Company has also entered into various notes payable with a bank and other investors in the aggregate amount of $848,000.  On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for $7,000,000.  As of April 14, 2008, funds under this agreement have not been received and there is no assurance that the Company will receive such proceeds.

Results of Operations

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues totaled $2,845,823 and $98,042 for the years ended December 31, 2007 and 2006, respectively. We earned revenue during the year ended December 31, 2007 from percentage fees earned on debt collected by our collection agency, as a percent of debt collected at collection agencies, collection law firms, a lender and two banks that implemented our online system, and as a flat fee per settlement with some clients. Of the revenue earned during the year ended December 31, 2007, $2,778,374 was earned as fees on debt collected at our collection agency, $59,949 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system or settlement fees, and $7,500 was start up fee income. Of the revenue earned during the year ended December 31, 2006, $25,000 was earned for fees charged to license our software for the period, $3,600 was start up fee income and $69,442 was contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $7,038,243 for the year ended December 31, 2007, an increase of $1,514,184 over payroll and related expenses of $5,524,059 for the year ended December 31, 2006. This increase was due to payroll and related expenses for our First Performance subsidiary acquired in 2007, which totaled $3,128,655 for the twelve month period. Internet (Debt Resolve) payroll and related expenses were reduced to $3,909,589 for the year ended December 31, 2007 from $5,524,059 for the year ended December 31, 2006, a reduction of $1,614,470. The reduction occurred primarily in non-cash stock based compensation expense of $2,207,950 for the year ended December 31, 2007 and $2,839,562 for the year ended December 31, 2006, a decrease of $631,612, reflecting fewer grants to employees in 2007, and allocations in 2007 from Debt Resolve to both First Performance and our discontinued subsidiary DRV Capital of $680,525 in 2007, with none in 2006. Importantly, salaries also decreased in 2007 to $1,891,928 from $2,284,092 in 2006, a savings of $392,464 as a result of aggressive cost management in the fourth quarter of 2007. Internet business cash (excluding non-cash stock based compensation and inter-company allocations) payroll and related expenses for the years ended December 31, 2007 and 2006 were $2,382,164 and $2,684,497, respectively, an decrease of $302,333, or 11.3% due to staff reductions. Salary and commission expenses were $4,168,460 for the year ended December 31, 2007, an increase of $1,882,196 over salary and commission expenses of $2,286,264 for the year ended December 31, 2006, entirely due to the addition of First Performance. In addition, the staffing increase related to the First Performance acquisition resulted in payroll tax expense of $355,682 for the year ended December 31, 2007, an increase of $232,600 over payroll tax expense of $123,082 for the year ended December 31, 2006 and an increase in health insurance expense to $334,972 for the year ended December 31, 2007 from $148,163 in the year ended December 31, 2006, an increase of $186,809. Other miscellaneous salary related expenses were $178,833 in payroll expenses for the year ended December 31, 2007 as compared with $124,765 for the year ended December 31, 2006, an increase of $54,068 due to an increase in severance expenses as cost reduction accelerated in 2007.

General and administrative expenses. General and administrative expenses amounted to $5,395,224 for the year ended December 31, 2007, as compared to $3,308,634 for the year ended December 31, 2006, an increase of $2,086,590. This increase was primarily due to the acquisition of First Performance, which added $2,114,472 to general and administrative expenses for the twelve month period. In addition, a charge of $68,329 for disposal of fixed assets was incurred by First Performance. Internet (Debt Resolve) general and administrative expenses decreased by $151,867 due to cost savings measures taken in the third and fourth quarters of 2007. The expense for stock based compensation for stock options granted to consultants for the year ended December 31, 2007 was $271,230, as compared with stock based compensation in the amount of $1,468,550 for the year ended December 31, 2006. Also, for the year ended December 31, 2007, consulting fees totaled $842,680, as compared with $244,294 in consulting fees for the year ended December 31, 2006, resulting in an increase of $598,386, primarily related to hiring outside consultants to assist in selling the DebtResolve system in the United States and the United Kingdom, and to assist in the integration and management of our new First Performance subsidiary, as well as costs related to the August 2007 private placement. Legal fees increased by $488,105 to $860,161 for the year ended December 31, 2007 from $372,056 for the year ended December 31, 2006, primarily due to the patent litigation against Apollo Enterprise Solutions. The expenses for occupancy, telecommunications, travel and office supplies in the year ended December 31, 2007 were $509,725, $532,566, $284,921 and $201,411, respectively, as compared with expenses of $123,328, $217,193, $222,419 and $20,891 for occupancy, telecommunications, travel and office supplies, respectively, for the year ended December 31, 2006, all due almost exclusively to the addition of First Performance and additional travel in support of the Creditors Interchange acquisition. Marketing expenses increased by $162,410 to $313,596 during the year ended December 31, 2007 from $151,186 for the year ended December 31, 2006, primarily due to our expanded efforts to market the DebtResolve system. Direct collection costs of First Performance were $513,323 during the year ended December 31, 2007 and $0 for the year ended December 31, 2006, as First Performance began operations with us in January, 2007. Other general operating costs for the year ended December 31, 2007, including insurance and accounting expenses, amounted to $1,030,931, as compared with $435,139 for the year ended December 31, 2006, primarily due to the acquisition of First Performance.

Terminated acquisition costs. During the year ended December 31, 2007, we incurred $959,811 in costs associated with our efforts to acquire Creditors Interchange. We terminated our Securities Purchase Agreement on September 24, 2007 and charged the accumulated costs to terminated acquisition costs during the year ended December 31, 2007.

Patent licensing expense - related parties. For the year ended December 31, 2006, we incurred $6,828,453 in expense for options issued to our co-founders in payment for licensing rights to their patent.

Impairment of goodwill and intangibles. For the year ended December 31, 2007, an expense of $1,206,335 was recorded related to the impairment of purchased intangibles and goodwill at First Performance.

Depreciation and amortization expense. For the year ended December 31, 2007, we recorded depreciation expense of $150,038 and an expense of $77,022 for the amortization of intangibles recorded in connection with the acquisition of First Performance Corporation in January 2007. For the year ended December 31, 2006 we had no amortization expense, but recorded depreciation expense of $51,728.

Interest expense. We recorded interest expense, net of interest income of $22,466 from continuing operations for the year ended December 31, 2007, compared to interest expense of $778,243 for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 includes interest on our lines of credit, one short term note and one long term note, and interest expense for the year ended December 31, 2006 includes interest accrued on our 7% convertible notes and other short term notes.

Amortization of deferred debt discount. Amortization expense of $132,400 was incurred for the year ended December 31, 2007 for the amortization of the beneficial conversion feature of our line of credit and note offerings. Amortization expense of $4,641,985 was incurred for the year ended December 31, 2006 for the amortization of the value of the beneficial conversion feature and deferred debt discount associated with our convertible note offerings. These convertible note offerings were repaid during 2006 and the related deferred debt discount was fully amortized.

Amortization of deferred financing costs. Amortization expense of $665,105 was incurred for the year ended December 31, 2006 for the amortization of deferred financing costs associated with our convertible note offerings. These convertible note offerings were repaid in 2006 and the related deferred financing costs were fully amortized.

Liquidity and Capital Resources

As of December 31, 2007, we had a working capital deficiency in the amount of $3,112,500, and cash and cash equivalents totaling $0. We incurred a net loss of $12,143,832 for continuing operations for the year ended December 31, 2007. Net cash used in operating and investing activities for continuing operations was $7,517,851 for the year ended December 31, 2007. Cash flow provided by financing activities for continuing operations was $3,044,365 for the year ended December 31, 2007. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2007, the Company has secured additional financing from three related parties in the aggregate amount of $167,000.  In addition, the Company has also entered into various notes payable with a bank and other investors in the aggregate amount of $848,000.  On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for $7,000,000.  As of April 14, 2008, funds under this agreement have not been received and there is no assurance that the Company will receive such proceeds.

In the second and fourth quarters of 2007 and the first quarter of 2008, we reduced overhead and extended payables.

On April 4, 2008, we filed a Form 8-K announcing the closing of a financing transaction for $7,000,000 with Harmonie International LLC for the purchase of common stock and warrants in a private placement. The shares and warrants were valued at $2.36 per share, a premium to the market on the day of closing, March 31, 2008. In addition, we agreed to take our best efforts to cause William Donahue, President and CEO of Harmonie, to become a Director of Debt Resolve at the next meeting of the Board of Directors. As of April 14, 2008, we have not received any proceeds from this transaction.

Discontinued Operations

 On December 31, 2007, we treated the results of DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC as discontinued operations. DRV Capital purchased its first two portfolios in January, 2007. On October 15, 2007, we ceased operations of DRV Capital, sold all remaining portfolios and repaid all outstanding portfolio related indebtedness. DRV Capital had revenue of $3,334 for the year ended December 31, 2007. It also had payroll and related expenses of $207,654 and general and administrative expense of $209,302 for the year ended December 31, 2007. In addition, DRV Capital incurred interest expense of $38,463 for the year ended December 31, 2007. We have no plans at this time to reenter the debt buying business.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2007 and 2006. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Accounts Receivable

We extend credit to large and mid-size companies for collection services. We have concentrations of credit risk as 76% of the balance of accounts receivable at December 31, 2007 consists of only three customers. At December 31, 2007, accounts receivable from the three largest accounts amounted to approximately $34,633 (41%), $16,277 (19%) and $13,340 (16%), respectively. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. We performed an analysis of our goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary. We performed a further analysis of our intangible assets as of September 30, 2007 and determined that an additional impairment charge was necessary. We performed our annual impairment test at December 31, 2007 and determined that no additional impairment was necessary.

Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

At December 31, 2007, the Company had federal net operating loss (“NOL”) carry forwards for income tax purposes of approximately $19,800,000. These NOL carry forwards expire through 2027 but are limited due to Section 382 of the Internal Revenue Code (the “382 Limitation”) which states that the NOL of any corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the Initial Public Offering described in Note 3 Debt Resolve’s NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $650,000 per year. The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration. For First Performance, Section 382 will limit their pre-acquisition NOL’s to approximately $35,000 per year, due to the acquisition described in Note 5.  The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration.  For the year ended December 31, 2007 the difference between the Federal statutory rate and the effective rate was due primarily to State taxes, non-deductibility of goodwill from the First Performance acquisition and change in the valuation allowance of approximately $4.2 million.

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

In recognition of the principles expressed in Staff Accounting Bulletin (“SAB”) 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until our client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a licensing arrangement, the successful availability of our system to its customers.

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

In January 2007, we initiated operations of our debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, we recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because we exited this business, we will use the cost recovery method. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. As of October 15, 2007, we ceased operation of DRV Capital, sold all remaining portfolios and repaid all outstanding indebtedness.

On January 19, 2007, we completed the acquisition of First Performance, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation. In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until the cash payment is received from the debtor. At the time we remit fees collected to our clients, we accrue the portion of those fees that the client contractually owes or retain our fees and remit the net difference. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts.

Stock-based Compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 - Revised. We adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these issuances and other stock-based grants for the year ended December 31, 2007 amounted to $2,494,616 and for the year ended December 31, 2006 amounted to $11,136,566.

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

Recently-issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The provisions of SFAS 155 were adopted as of January 1, 2007 and did not have a material effect on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The provisions of SFAS 156 were adopted as of January 1, 2007 and did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect that the adoption of SFAS No. 157 will have a material impact on our results of operations and financial condition.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The adoption of EITF 06-6 as of January 1, 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued.  The adoption of EITF 06-7 as of January 1, 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

 In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  We do not expect that the adoption of SFAS 159 will have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (4) by requiring that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is effective in tandem with SFAS 141R. We are currently in the process of evaluation the impact of the adoption of SFAS 160 on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently in the process of evaluation the impact of the adoption of SFAS 161 on our results of operations and financial condition.

ITEM 7. Financial Statements

Our audited financial statements for the year ended December 31, 2007 are included as a separate section of this report beginning on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A(T). Controls and Procedures

Management’s report on internal control over financial reporting

Ou management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, our management has conducted an assessment using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our company’s internal control over financial reporting, as defined in rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control - Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2007. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Evaluation of the company’s disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2007, our internal controls over financial reporting were materially impacted by our acquisition of First Performance, which took place on January 19, 2007. First Performance is a collection agency which employs approximately 25 people. The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer. We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated and included in this report. Based on review and assessment, our management believes that the design and operation of the consolidated company’s disclosure controls and procedures are not effective, as discussed above.

ITEM 8B. Other Information

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table shows the positions held by our board of directors and executive officers, as well as certain key employees, and their ages, as of April 11, 2008:

Name	Age	Position
James D. Burchetta	58	Chairman and Founder
Charles S. Brofman	51	Director and Co-Founder
Kenneth H. Montgomery	57	Chief Executive Officer
David M. Rainey	48	President, Chief Financial Officer, Secretary and Treasurer
Lawrence E. Dwyer, Jr.	64	Director
William M. Mooney	68	Director
Michael G. Carey	54	Director
Sandra L. Styer	59	Senior Vice President, Director of Client Services

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

James D. Burchetta has been our Chairman of the Board and Founder since February 2008. Prior to February 2008, he was our Co-Chairman of the Board and Chief Executive Officer since December 2006. Prior to December 2006, he was our Co-Chairman of the Board, Chief Executive Officer and President since January 2003. Mr. Burchetta is a co-founder of our company and was the co-founder of Cybersettle, Inc., which settles insurance claims over the Internet, and served as its Chairman of the Board and Co-Chief Executive Officer from 1997 to August 2000 and as its Vice Chairman from August 2000 to February 2002. Prior to founding Cybersettle, Mr. Burchetta was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP, where he practiced insurance and corporate finance law. Mr. Burchetta received a B.A. degree from Villanova University and a J.D. degree from Fordham University Law School and is a member of the New York State Bar. Mr. Burchetta is a frequent speaker at industry conferences.

Charles S. Brofman has been a member of our board of directors since February 2008. Prior to February 2008, Mr. Brofman was our non-executive Co-Chairman of the Board since January 2003. Mr. Brofman is a co-founder of our company and was the co-founder of Cybersettle and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a B.S. degree from Brooklyn College, City University of New York and a J.D. degree from Fordham University Law School and is a member of the New York State Bar.

Kenneth H. Montgomery has been our Chief Executive Officer since February 2008. Previously, Mr. Montgomery was Chief Executive Officer and President of Pentegra Retirement Services, a retirement services company, from 2003-2006. Mr. Montgomery was Senior Vice President of Sales and Business Development for CIGNA Retirement Services from 2001-2003, and Chief Executive Officer and President of Prudential Retirement Services from 1998-2001. Previously, Mr. Montgomery spent three years at Putnam Investments as a Managing Director, 10 years in senior positions with Chemical Bank and 15 years with the IBM Company in Sales and Marketing. Mr. Montgomery received a B.S. in Accounting from the University of Tennessee and a Masters of Science in Management as a Sloan Fellow at Stanford University.

David M. Rainey has been our President and Chief Financial Officer, Treasurer and Secretary since January 2008. Prior to January 2008, Mr. Rainey was our Chief Financial Officer and Treasurer since joining the company in May 2007, and also became our Secretary in November 2007. Previously, Mr. Rainey was Chief Financial Officer and Treasurer of Hudson Scenic Studio during 2006. Mr. Rainey was Vice President, Finance and CFO of Star Gas Propane from 2002-2005. Earlier in his career, Mr. Rainey spent over thirteen years with Westvaco Corporation in a variety of financial roles of progressive responsibility, including Controller of the Western Region of a division of the company. Mr. Rainey received his B.A. in Political Science from the University of California, Santa Barbara and his law degree and MBA in Finance from Vanderbilt University. Mr. Rainey is a member of the Tennessee bar.

Lawrence E. Dwyer, Jr. has been a member of our board of directors since February 2003. Mr. Dwyer is the former President of The Westchester County Association Inc., having served from 1994 to 2003, and is active in local, state and national politics. The Westchester County Association is a member of the Business Council of New York State and its membership includes many Fortune 500 companies.  Mr. Dwyer has been the Chairman of the Westchester, Nassau & Suffolk Municipal Officials Association, and New York State Ethics Advisory Board. His other board memberships have included the Lubin School of Business at Pace University, The Westchester Land Trust, Westchester Business Accelerator, Transportation Management Organization, The Lyndhurst Council, The Westchester Housing Fund and Westchester Community College Foundation. Mr. Dwyer received an M.A. degree in education and an M.A. degree in administration from Teachers College, Columbia University.

William M. Mooney, Jr. has been a member of our board of directors since April 2003. Mr. Mooney is currently President of The Westchester County Association. Mr. Mooney has been involved in the banking sector in an executive capacity for more than 30 years. Prior to joining Independence Community Bank, he served for four years as an Executive Vice President and member of the management committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity. Mr. Mooney also spent 23 years at Chemical Bank and, following its merger with Chase Manhattan Bank, he was a Senior Vice President with responsibilities including oversight of all retail business. Mr. Mooney was the President of the Westchester Partnership for Economic Development. He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College. He has served on the board of trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters and the Hispanic Chamber of Commerce. Mr. Mooney received a B.A. degree in business administration from Manhattan College. He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia.

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

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC and the American Stock Exchange to ensure that a majority of our board remains composed of “independent” directors. All of our directors and each of the director nominees, except James D. Burchetta and Charles S. Brofman, are “independent” as defined in Section 121A of the American Stock Exchange Company Guide.

During 2007, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to the form SB-2 registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors, which as of December 31, 2007 consisted of Lawrence E. Dwyer, Jr., William M. Mooney, Jr., and Jeffrey S. Bernstein (who is no longer a director of our company or a member of the committee), each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee. In May 2004, we established a compensation committee of the board of directors, which as of December 31, 2007 consisted of Messrs. Dwyer, Mooney and Bernstein (who is no longer a director of our company or a member of the committee), each of whom is an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors, which as of December 31, 2007 consisted of Messrs. Dwyer and Mooney, each of whom is an independent director. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

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

Committee Interlocks and Insider Participation

No member of our board of directors is employed by Debt Resolve or our subsidiaries, except for James D. Burchetta who currently serves as executive Chairman of the Board and Founder.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2007.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (4)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta Chairman of the Board and Founder(1) (2)	2007 2006	250,000 250,000	—150,000	— —	— —	— —	— —	— 8,541	250,000 408,541
Kenneth H. Montgomery Chief Executive Officer (3)	2007 2006	— —	— —	— —	— —	— —	— —	— —	— —
David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (4)	2007 2006	124,231 —	— —	— —	180,500 —	— —	— —	— —	304,731 —
Richard G. Rosa former President, Chief Technology Officer (5)	2007 2006	182,277 200,000	— 100,000	— —	794,500 1,238,500	— —	— —	— 10,000	976,777 1,548,500
Katherine A. Dering former Chief Financial Officer, Secretary, Treasurer , Senior Vice President, Finance (6)	2007 2006	105,706 150,000	— 100,000	— —	180,500 563,000	— —	— —	— 7,875	286,206 820,875
Howard C. Knauer former Senior Vice President and President, DRV Capital LLC (7)	2007 2006	157,327 187,490	— —	— —	58,000 125,332	— —	— —	— —	215,327 312,822

(1)	Prior to becoming of Chairman of the Board and Founder in February 2008, Mr. Burchetta was our Co-Chairman and Chief Excutive Officer since December 2006.

(2)
This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-founder. Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

(3)	Mr. Montgomery joined our company and became of Chief Executive Officer in February 2008.

(4)	Mr. Rainey joined our company and became an officer in May 2007.

(5)	Mr. Rosa left our company effective December 31, 2007.

(6)	Ms. Dering retired from our company effective September 1, 2007.

(7)	Mr. Knauer left our company effective October 15, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2007 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
James D. Burchetta Chairman of the Board and Founder (1)	—	—	—		—	—	—	—	—	—
Kenneth H. Montgomery Chief Executive Officer	—	—	—		—	—	—	—	—	—
David M. Rainey President, Chief Financial Officer, Secretary, Treasurer, (2)	—	75,000	—		$4.75	4/27/2014	—	—	—	—
Richard G. Rosa former President, Chief Technology Officer (3)	100,000 230,000 200,000 25,000	— — — 25,000	— — — —	$ $ $ $	5.00 5.00 5.00 4.75	8/31/2011 11/1/2011 4/27/2014 4/27/2014	— — — —	— — — —	— — — —	— — — —
Katherine A. Dering former Chief Financial Officer, Secretary, Treasurer, Senior Vice President, Finance	50,000 100,000 50,000	— — —	— — —	$ $ $	5.00 5.00 4.75	7/6/2011 11/1/2011 4/27/2014	— — —	— — —	— — —	— — —
Howard C. Knauer former Senior Vice President and President, DRV Capital LLC	50,000 20,000	— —	— —	$ $	5.00 5.00	1/15/2008 1/15/2008	— —	— —	— —	— —

(1)
This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-founder. Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

(2)
Mr. Rainey holds stock options to purchase 75,000 shares of our common stock, 1/3 of which vest on April 27, 2008, one third of which vest on April 27. 2009 and one third of which vest on April 27, 2010, all of which expire on April 27, 2014.

(3)	Mr. Rosa holds stock options to purchase 25,000 shares of our common stock which vest on December 2, 2008 and expire on April 27, 2014.

Employment Agreements

We have entered into an employment agreement with James D. Burchetta under which he will devote substantially all of his business and professional time to us and our business development. The employment agreement with Mr. Burchetta is effective until January 13, 2013. The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contains provisions for minimum annual increases based on changes in an applicable “cost-of-living” index. The employment agreement with Mr. Burchetta contains provisions under which his annual salary may increase to $600,000 if we achieve specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement. In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000. Compensation expense under the agreement with Mr. Burchetta totaled $250,000 and $408,541 for the years ended December 31, 2007 and 2006, respectively.

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

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer on the planned retirement of Katherine A. Dering. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the company. Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the company, one third of which vest on the first, second and third anniversaries of the start of employment with the company. Mr. Rainey’s contract provides for one month of severance and benefits per month of service up to 12 months for any termination without cause. Upon a change in control, Mr. Rainey receives one year severance and bonus with benefits and immediate vesting of all stock options then outstanding.

Each of the employment agreements with Mr. Burchetta and Mr. Rainey also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property. In addition, Mr. Rainey’s contract provides for a one year non-compete during the term of his severance.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. During the year ended December 31, 2007, options to purchase 20,000 shares of stock were granted to a new director.

Employee Director Compensation.  Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Charles S. Brofman (1)	—	—	—	—	—	—	—
Jeffrey S. Bernstein (2)	—	—	—	—	—	—	—
Michael G. Carey	—	—	56,467	—	—	—	56,467
Lawrence E. Dwyer, Jr.	—	—	—	—	—	—	—
William M. Mooney, Jr.	—	—	—	—	—	—	—
Alan M. Silberstein (3)	—	—	—	—	—	—	—

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

(2)	Mr. Bernstein resigned from the board effective January 24, 2008 to become a consultant to the company.

(3)	Mr. Silberstein resigned from the board effective December 31, 2007 to pursue other interests.

ITEM 11. Security ownership of certain beneficial owners and management

The table below sets forth the beneficial ownership of our common stock, as of April 11, 2008, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 8,478,530 shares of our common stock outstanding as of April 11, 2008, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 11, 2008 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 707 Westchester Avenue, Suite L7, White Plains, New York 10604.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
James D. Burchetta	Chairman of the Board and Founder	1,814,957	(1)	11.5%
Charles S. Brofman	Director and Co-Founder	2,190,193	(2)	13.9%
Kenneth H. Montgomery	Chief Executive Officer	312,000	(3)	3.6%
David M. Rainey	President, Chief Financial Officer, Treasurer, Secretary	50,050	(4)	*
Lawrence E. Dwyer, Jr.	Director	162,500	(5)	1.0%
William H. Mooney	Director	829,602	(6)	5.3%
Michael G. Carey	Director	50,000	(7)	*
All directors and executive officers as a group (7 persons)		5,409,302		48.5%

* Denotes less than 1%.

(1)	Includes stock options to purchase 758,717 shares of common stock.

(2)	Includes stock options to purchase 758,717 shares of common stock. Also includes 800,000 shares held by Arisean Capital Ltd., a corporation controlled by Mr. Brofman.

(3)
Includes stock options to purchase 175,000 shares of common stock and 12,500 shares of common stock issuable upon the exercise of warrants. Excludes additional stock options to purchase 175,000 shares of common stock vesting on July 24, 2008 .

(4)
Includes stock options to purchase 50,000 shares of common stock. Excludes stock options to purchase 75,000 shares of common stock, with 25,000 vesting on May 1, 2008, 25,000 vesting on May 1, 2009 and 25,000 vesting on May 1, 2010. Excludes additional stock options to purchase 100,000 shares of common stock, with 50,000 vesting on May 1, 2008 and 50,000 vesting on May 1, 2009.

(5)	Includes stock options to purchase 80,500 shares of common stock.

(6)	Includes 30,717 shares of common stock issuable upon the exercise of warrants and stock options to purchase 754,500 shares of common stock.

(7)	Consists of stock options to purchase 50,000 shares of common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2007, 80,000 stock options are available for issuance under our 2005 Incentive Compensation Plan and there were outstanding stock options to purchase 820,000 shares of our common stock.

The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	820,000	$4.78	80,000
Equity compensation plans not approved by security holders	3,033,434	$4.97	Unrestricted
Total	3,853,434	$4.93	80,000

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On November 6, 2006, pursuant to a licensing agreement with our co-founders, we issued stock options to purchase an aggregate of 1,517,434 shares of our common stock at $5.00 per share to the co-founders. The options have an exercise period of five years, were valued at $6,828,453, and vested upon issuance. These option grants were outside of our 2005 Incentive Compensation Plan. We recorded an expense of $6,828,453 during the year ended December 31, 2006 related to this issuance.

To assist in the preparation of our registration statement and other legal matters, primarily related to contracts for potential acquisitions, during the year ended December 31, 2006 we employed as a consultant an attorney who is a relative of our Chairman and Founder.  Over the course of the year ended December 31, 2006, we paid this individual consulting fees of approximately $35,000.

In May 2007, our non-executive co-founder provided the company with a line of credit for up to $500,000 in financing, all of which was drawn. He also provided the company with $76,000 in short term loans in November, 2007.

In August 2007, our Chairman and Founder provided us with a $100,000 line of credit, all of which was drawn. In December 2007, he provided an additional $35,000 in short term loans to us.

In October 2007, a director and stockholder provided us with a line of credit for $275,000, all of which was drawn. The director provided an additional $25,000 in short term funding in November 2007.

Director Independence

Each of Lawrence E. Dwyer, Jr., William M. Mooney, Jr., and Michael G. Carey is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Messrs. Dwyer and Mooney serve on each of our Audit, Compensation, and Nominations and Governance Committees. See Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act for more information on the independence of our directors.

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

10.8	Form of Secured Promissory Note, dated December 21, 2006, made by EAR Capital I, LLC to Sheridan Asset Management, LLC.(5)

10.9	Security Agreement, dated as of December 21, 2006, between EAR Capital I, LLC, as obligor, and Sheridan Asset Management, LLC, as secured party.(5)

21.1	Subsidiaries of Debt Resolve, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Sec. 906

(1)	Incorporated herein by reference to Current Report on Form 8-K, filed January 24, 2007.

(2)	Incorporated herein by reference to Current Report on Form 8-K/A, filed April 4, 2007.

(3)	Incorporated herein by reference to Current Report on Form 8-K, filed May 3, 2007.

(4)	Incorporated herein by reference to Current Report on Form 8-K, filed May 4, 2007.

(5)	Incorporated herein by reference to Current Report on Form 8-K, filed May 14, 2007.

(6)	Incorporated herein by reference to Current Report on Form 8-K, filed June 6, 2007.

(7)	Incorporated herein by reference to Current Report on Form 8-K, filed August 8, 2007.

(8)	Incorporated herein by reference to Current Report on Form 8-K, filed August 31, 2007.

(9)	Incorporated herein by reference to Current Report on Form 8-K, filed September 5, 2007.

(10)	Incorporated herein by reference to Current Report on Form 8-K, filed September 25, 2007.

(11)	Incorporated herein by reference to Current Report on Form 8-K, filed October 23, 2007.

(12)	Incorporated herein by reference to Current Report on Form 8-K, filed December 17, 2007.

(13)	Incorporated herein by reference to Current Report on Form 8-K, filed December 18, 2007.

ITEM 14. Principal Accountant Fees and Services

Marcum & Kliegman LLP served as our independent auditors for the years ended December 31, 2007, 2006 and 2005. The firm also performed a reaudit of the years ended 2004 and 2003.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB. The aggregate amount of the audit fees billed by Marcum & Kliegman LLP related to the audit of our financial statements, including the review of our IPO offering statement on Form SB-2 and responses to related SEC comments in 2006 and 2005, was $201,522 for 2007, $315,895 for 2006 and $220,000 for 2005.

Audit-related Fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by Marcum & Kliegman LLP in 2007, 2006 or 2005.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. The aggregate amount of the tax fees billed by Marcum & Kliegman LLP was $10,351 in 2007 and $20,705 in 2006. No tax fees were billed by Marcum & Kliegman LLP in 2005.

All Other Fees

No other fees were billed by our independent auditors in 2007, 2006 and 2005.

Audit Committee

The members of our audit committee are Messrs. Dwyer and Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the year ended December 31, 2007 with our management. In addition, the audit committee has discussed with Marcum & Kliegman LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). The audit committee also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of Marcum & Kliegman LLP with that firm.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2007.

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

Dated:  April 15, 2008

DEBT RESOLVE, INC.

By:	/s/ James D. Burchetta
James D. Burchetta
Chairman and Founder (principal executive officer)

By:	/s/ David M. Rainey
David M. Rainey
President, Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Burchetta	Chairman of the Board and Founder	April 15, 2008
James D. Burchetta	(principal executive officer)

/s/ Kenneth M. Montgomery	Chief Executive Officer	April 15, 2008
Kenneth M. Montgomery

/s/ David M. Rainey	President and Chief Financial Officer,	April 15, 2008
David M. Rainey	Treasurer and Secretary
(principal financial and accounting officer)

/s/ Charles S. Brofman	Director	April 15, 2008
Charles S. Brofman

/s/ Lawrence E. Dwyer, Jr.	Director	April 15, 2008
Lawrence E. Dwyer, Jr.

/s/ William M. Mooney, Jr.	Director	April 15, 2008
William M. Mooney, Jr.

/s/ Michael G. Carey	Director	April 15, 2008
Michael G. Carey

DEBT RESOLVE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debt Resolve, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

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

As described in Note 2, during the year ended December 31, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share-Based Payment.”

/s/ Marcum & Kliegman LLP

New York, New York

April 14, 2008

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2007

Assets

Current assets:
Restricted cash	$67,818
Accounts receivable	84,013
Other receivable	200,000
Prepaid expenses and other current assets	108,189
Total current assets	460,020

Fixed assets, net	283,095

Deposits and other assets	108,780
Intangible assets, net	208,848

Total assets	$1,060,743

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$2,448,314
Collections payable	42,606
Short-term note (net of deferred debt discount of $29,400)	70,600
Lines of credit - related parties	1,011,000
Total current liabilities	3,572,520

Notes payable (net of deferred debt discount of $70,975)	254,025
Total liabilities	3,826,545

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding	--
Common stock, 100,000,000 shares authorized, $0.001 par value, 8,474,363 issued and outstanding	8,474
Additional paid-in capital	42,501,655
Accumulated deficit	(45,275,931)

Total stockholders’ deficiency	(2,765,802)

Total liabilities and stockholders’ deficiency	$1,060,743

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Revenues	$2,845,823	$98,042

Costs and expenses:
Payroll and related expenses	7,038,243	5,524,059
General and administrative expenses	5,395,224	3,255,055
Terminated acquisition costs	959,811	—
Patent licensing expense - related parties	—	6,828,453
Impairment of goodwill and intangible assets	1,206,335	—
Depreciation and amortization expense	227,060	51,728

Total expenses	14,826,673	15,659,295

Loss from operations	(11,980,850)	(15,561,253)

Other (expense) income:
Interest income	41,946	—
Interest expense	(18,042)	(778,243)
Interest expense - related party	(46,370)	—
Amortization of deferred debt discount	(132,400)	(4,641,985)
Amortization of deferred financing costs	—	(665,105)
Other income (expense)	(8,116)	4,500
Total other expense	(162,982)	(6,080,833)

Loss from continuing operations	(12,143,832)	(21,642,086)

Loss from discontinued operations	(452,085)	(53,579)

Net loss	$(12,595,917)	$(21,695,665)

Net loss per common share:
basic and diluted (see Note 2)
- Continuing operations	$(1.51)	$(5.23)
- Discontinued operations	$(0.06)	$(0.01)
- Total	$(1.57)	$(5.24)

Weighted average number of common shares outstanding - basic and diluted (see Note 2)	8,033,348	4,143,866

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock				Deficit Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	During the Development Stage	Total
Balance at December 31, 2005			2,970,390	$2,971	$(188,150)	$8,946,846	$(10,984,349)	$(2,222,682)
Sales of common stock in November 2006 ($5.00 per share)	—	—	2,500,000	2,500	—	12,497,500	—	12,500,000
Offering costs of public offering	—	—			—	(1,844,219)	—	(1,844,219)
Issuance of bridge shares upon conversion of notes on November 2006 ($2.45 to $3.00 per share)	—	—	986,605	986	—	3,173,195	—	3,174,181
Issuance of common stock to consultants November 2006 ($5.00 per share)	—	—	12,000	12		59,988		60,000
Capital contributed from the beneficial conversion feature of notes	—	—	—	—	—	2,713,576	—	2,713,576
Capital contributed from grant of warrants for bridge financings	—	—	—	—	—	909,883	—	909,883
Capital contributed from deferred financing costs	—	—	—	—	—	119,238	—	119,238
Capital contributed from the grant of stock options to pay for consulting services	—	—	—	—	—	1,235,836	—	1,235,836
Capital contributed from the grant of stock options to pay for patent licensing rights	—	—	—	—	—	6,828,453	—	6,828,453
Capital contributed from the grant of stock options to employees	—	—	—	—	—	2,839,562	—	2,839,562
Capital contributed from the exercise of options and warrants November-December 2006	—	—	35,417	35	—	18,882	—	18,917
Amortization of deferred compensation	—	—	—	—	172,714	—	—	172,714
Net loss							(21,695,665)	(21,695,665)
Balance at December 31, 2006	—	—	6,504,412	$6,504	$(15,436)	$37,498,740	$(32,680,014)	$4,809,794
Issuance of common stock to purchase First Performance Corporation			88,563	89		349,911		350,000
Capital contributed from the exercise of options and warrants			1,001,388	1,001		197,384		198,385
Capital contributed from the grant of stock options to employees						2,207,950		2,207,950
Capital contributed from the grant of stock options to pay for consulting services						255,795		255,795
Sales of common stock for cash			880,000	880		1,759,100		1,759,980
Amortization of deferred compensation					15,436			15,436
Capital contributed from the beneficial conversion feature of notes						232,775		232,775
Net loss							(12,595,917)	(12,595,917)
Balance at December 31, 2007			8,474,363	$8,474	$—	$42,531,655	$(45,275,931)	$(2,765,802)

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss	$(12,143,832)	$(21,642,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock-based compensation	2,479,181	11,136,565
Amortization of deferred debt discount	132,400	4,641,985
Amortization of deferred financing costs	--	665,105
Impairment of goodwill and intangible assets	1,206,335	--
Loss on disposal of fixed assets	68,330	--
Depreciation and amortization	227,060	51,728
Changes in operating assets and liabilities:
Increase in restricted cash	89,667	--
Accounts receivable	344,731	(2,611)
Prepaid expenses and other current assets	85,122	(3,223)
Deposits and other assets	37,763	(940)
Accounts payable and accrued expenses	692,650	282,914
Collections payable	(114,879)	--
Net cash used in continuing operating activities	(6,895,472)	(5,244,238)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Purchase of First Performance Co., including direct expenses	(586,915)	--
Purchases of fixed assets	(35,464)	(79,516)
Net cash used in continuing investing activities	(622,379)	(79,516)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from issuance of notes and convertible notes	--	2,504,750
Repayment of notes and convertible notes	--	(3,088,381)
Proceeds from notes payable	225,000	--
Proceeds from issuance of short term notes	--	1,185,000
Repayment of short term notes	--	(660,000)
Proceeds from lines of credit	1,011,000	--
Repayment of line of credit	(150,000)	--
Proceeds from issuance of common stock	1,759,980	12,500,000
Proceeds from exercise of options and warrants	198,385	18,916
Repayment of stockholders’ loans	--	(25,000)
Stock offering costs	--	(1,844,219)
Deferred financing costs	--	(365,318)
Net cash provided by continuing financing activities	3,044,365	10,225,749

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	(377,165)	(53,579)
Net cash used in investing activities	(74,920)	--
Net cash used in financing activities	--	--
Net cash used in discontinued operations	(452,085)	(53,579)
Net (decrease) increase in cash and cash equivalents	(4,925,571)	4,901,995
Cash and cash equivalents at beginning of period	4,925,571	23,576
Cash and cash equivalents at end of period	--	4,925,571

Cash paid for income taxes	$--	$--
Cash paid for interest	$20,441	$814,435

Non cash investing and financing activities:
Issuance of unfunded long term note payable	$200,000	$--
Conversion of convertible notes to common stock	$--	$3,088,381
Conversion of loans payable, accounts payable and accrued expenses into convertible notes	$--	$977,012
Issuance of warrants for deferred financing fees	$--	$119,238
Conversion of accrued interest into common stock	$--	$85,800

Supplemental investing and financing activities:
Current assets acquired	$679,734	$--
Property and equipment acquired	286,229	--
Security deposits acquired	51,999	--
Intangible assets acquired	450,000	--
Goodwill recognized on purchase business combination	1,042,205	--
Accrued liabilities assumed in the acquisition	(1,573,252)	--
Non-cash consideration to seller	(350,000)	--
Cash paid to acquire business	$500,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1. ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

Description of business

Debt Resolve, Inc. (“Debt Resolve” or the “Company”), is a Delaware corporation formed on April 21, 1997. The Company provides banks, lenders, credit card issuers, third party collection agencies and collection law firms and purchasers of charged-off debt an Internet-based online system (“the DebtResolve System”) for the collection of past due consumer debt. The Company offers its service as an Application Service Provider (“ASP”) model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts. The DebtResolve system features, at its core, a patented online bidding system. In 2007, the Company expanded its business to include debt buying and debt collection and acquired a collection agency, which use its patented Internet-based collection and settlement process to improve collection results. However, on October 15, 2007, the Company exited the debt buying business (See Note 11.)

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

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, from inception to January 2007, the Company was considered to be in the development stage since it devoted substantially all of its efforts to establishing a new business. In January 2007, the Company initiated operations of its debt buying subsidiary and purchased the outstanding capital stock of First Performance Corporation, an accounts receivable management agency and was no longer considered a development stage entity. The Company ceased operations of the debt buying subsidiary on October 15, 2007. (See Note 3.)

NOTE 2. GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern and management’s liquidity plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  For the year ending December 31, 2007, the Company had inadequate revenues and incurred a net loss of $12,143,832 from continuing operations.  Cash used in operating and investing activities of continuing operations was $7,517,851 for the year ended December 31, 2007. In addition, the Company has a working capital deficiency of $3,112,500 as of December 31, 2007. Based upon projected operating expenses, the Company believes that its working capital as of the date of this report is not sufficient to fund its plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2007, the Company has secured additional financing from three related parties in the aggregate amount of $167,000.  In addition, the Company has also entered into various notes payable with a bank and other investors in the aggregate amount of $848,000.  On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for $7,000,000.  As of April 14, 2008, funds under this agreement have not been received and there is no assurance that the Company will receive such proceeds.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, together with its wholly-owned subsidiary, First Performance Recovery Corporation, and DRV Capital LLC, a wholly-owned subsidiary (“DRV Capital”), together with its wholly owned subsidiary, EAR Capital, LLC (“EAR”). All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform with the presentation of the current period financial statements. These reclassifications had no effect on the previously reported loss.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and demand deposits. From time to time, the Company has balances in excess of the federally insured limit.

Restricted Cash

The Company typically receives cash collected on behalf of its clients. Such cash is held in trust for the clients, and is not available to the Company for general corporate purposes. As such, it is segregated from Cash and Cash Equivalents. The Company takes its fee from the recovery for the client if the client is a “net” client, such that the fee is netted from the amount collected before remittance. Therefore, restricted cash may exceed the balance in Collections Payable by the amount of fees retained from recoveries.

Accounts Receivable

The Company extends credit to large and mid-size companies for collection services. The Company has concentrations of credit risk as 76% of the balance of accounts receivable at December 31, 2007 consists of only three customers. At December 31, 2007, accounts receivable from the three largest accounts amounted to approximately $34,633 (41%), $16,277 (19%) and $13,340 (16%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

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

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer relationships and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. See Note 7.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. The Company performed an analysis of its goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary. The Company performed a further analysis of its intangible assets as of September 30, 2007 and determined that an additional impairment charge was necessary. As of December 31, 2007, an annual impairment analysis was performed and no further impairment was necessary. See Note 7.

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

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of December 31, 2007 are accrued professional fees of $1,003,550 and a bank overdraft of $53,454.

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

In many cases, the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is not subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

At December 31, 2007, the Company had federal net operating loss (“NOL”) carry forwards for income tax purposes of approximately $19,800,000. These NOL carry forwards expire through 2027 but are limited due to section 382 of the Internal Revenue Code (the “382 Limitation”) which states that the NOL of any corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the Initial Public Offering described in Note 3 Debt Resolve’s NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $650,000 per year. The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration. For First Performance, Section 382 will limit their pre-acquisition NOL’s to approximately $35,000 per year, due to the acquisition described in Note 5.  The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration.  For the year ended December 31, 2007 the difference between the Federal statutory rate and the effective rate was due primarily to State taxes, non-deductibility of goodwill from the First Performance acquisition and change in the valuation allowance of approximately $4.2 million.

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

In January 2007, the Company initiated operations of its debt buying subsidiary, DRV Capital. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. Revenue was earned by this subsidiary under the cost recovery method when the amount of debt collected exceeded the discounted price paid for the pool of debt. The activities of DRV Capital ceased as of October 15, 2007 and are reflected as discontinued operations in the accompanying consolidated financial statements.

On January 19, 2007, the Company completed the acquisition of First Performance Corporation, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation. First Performance follows the requirements of SAB 104 as does Debt Resolve. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts.

Stock-based compensation

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”). The Company adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these and other stock-based grants for the year ended December 31, 2007 amounted to $2,479,180 and for the year ended December 31, 2006 amounted to $11,136,565.

The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Years ended December 31,
	2007	2006
Risk free interest rate range	4.52-4.84%	4.52-4.86%
Dividend yield	0%	0%
Expected volatility	81.1%-96.7%	96.7%
Expected life in years	3-7	3-10

The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of December 31, 2007, total unrecognized compensation cost for these and prior grants amounted to $211,782, all of which is expected to be recognized in 2008.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants of 3,853,434 and 2,042,770, respectively at December 31, 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares as of December 31, 2007 do not include the underlying shares exercisable with respect to the issuance of 215,439 warrants as of December 31, 2007, exercisable at $0.01 per share related to a financing completed in June 2006. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. INITIAL PUBLIC OFFERING

On November 6, 2006, the Company completed an Initial Public Offering (“IPO”), pursuant to which the Company sold 2,500,000 shares of common stock at $5.00 per share. EKN Financial Services, Inc. acted as the managing underwriter and National Securities Corporation, Joseph Stevens & Company, Inc. and Maxim Group LLC acted as co-underwriters.

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

In connection with its IPO, the Company recorded an expense of $909,883 for the beneficial conversion feature of the June 2006 Private Placement, $846,660 for the accelerated amortization of the beneficial conversion feature and related deferred financing costs of its convertible notes of the April 2005 Private Placement and the June/September 2005 Private Placement, $130,773 in incremental interest payable on those financings and approximately $1,235,000 for the recording of stock options issued at the close of the IPO.

Also in connection with the IPO, as well as in connection with a licensing agreement, the Company issued to its co-Chairmen an aggregate of 1,517,434 options, calculated to be sufficient to bring their ownership to a combined 29.2% of the total number of outstanding shares of common stock on a fully diluted basis as of the closing of the IPO, assuming the exercise of such options, valued at $6,828,453. (See Note 23.)

NOTE 4.  FIXED ASSETS:

Fixed assets consist of the following:

		September 30,
	Useful life	2007
Computer equipment	3-5 years	$493,731
Computer software	3 years	67,641
Telecommunications equipment	5 years	3,165
Office equipment	3 years	6,361
Furniture and fixtures	5 years	137,865
Leasehold improvements	Lease term	21,081
Less: accumulated depreciation		729,844
		(446,749)
		$283,095

Depreciation expense totaled $150,038 and $51,728 for the years ended December 31, 2007 and 2006, respectively.

On August 31, 2007, certain First Performance assets were abandoned due to the closure of the Florida office. Accordingly, the Company included a charge to General and Administrative Expenses in the amount of $68,329 related to the disposal of these assets.

NOTE 5. ACQUISITION OF FIRST PERFORMANCE CORPORATION:

As discussed in Note 1, on January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement. First Performance is an accounts receivable management agency with operations in Las Vegas, Nevada and formerly in Fort Lauderdale, Florida. The aggregate purchase price of $850,000 included $500,000 of cash and $350,000 of the Company’s common stock, consisting of 88,563 shares at $3.95 per share.

The assets and liabilities of First Performance have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of First Performance, the Company acquired identifiable intangible assets of approximately $450,000. Of the identifiable intangibles acquired, $60,000 was assigned to trade names and $390,000 was assigned to customer relationships. In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of four of its major clients, the Company performed an interim impairment analysis at June 30, 2007 and at September 30, 2007. After analysis, no additional impairment charge was needed at the annual assessment on December 31, 2007. See Note 7. The amounts of these intangibles have been estimated based upon information available to management upon an outside appraisal. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset	Amortization Period
Trade names	10 years
Customer relationships	4 years

The following table details the allocation of the purchase price for the acquisition of First Performance:

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

First Performance was purchased on January 19, 2007, and therefore only its operations from January 19, 2007 through December 31, 2007 are included in the Company’s consolidated financial statements. The following table presents the Company’s unaudited pro forma combined results of operations for the years ended December 31, 2007 and 2006, respectively, as if First Performance had been acquired at the beginning of each of the periods.

	For the years ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$2,938,541	$6,185,681

Net loss	$(12,312,034)	$(26,926,711)

Pro-forma basic and diluted net loss per common share	$(1.53)	$(6.36)

Weighted average common shares outstanding - basic and diluted	8,040,385	4,232,429

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the First Performance acquisition had been completed as of the beginning of 2006, nor are they necessarily indicative of future consolidated results.

NOTE 6.  SECURITIES PURCHASE AGREEMENT - CREDITORS INTERCHANGE:

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

The total consideration for the acquisition was to consist of (a) 840,337 shares of the Company’s common stock, and (b) $60,000,000 in cash less the sum, as of the date the acquisition is consummated, of all principal, accrued interest, prepayment penalties and other charges in respect of Creditors Interchange’s outstanding indebtedness. The closing date in the original agreement was June 30, 2007, and was extended to August 31, 2007. On August 31, 2007 the total consideration was reduced to $54 million with a further extension of the closing date to September 14, 2007. On September 24, 2007, the Company terminated the Securities Purchase Agreement based on certain terms in the Purchase Agreement. As a result, $959,811 was charged to terminated acquisition costs reflecting expenses directly associated with the proposed transaction.

In connection with the financing of the transaction, as well as to provide additional working capital and to fund operations, the Company signed an engagement letter with investment banks to explore financing alternatives. In 2007, the Company secured financing commitments for up to $40 million in debt, consisting of $25 million of senior secured debt and $15 million of mezzanine debt. The Company also procured financing commitments for the balance of the cash portion of the reduced total consideration as equity financing and had completed a financing package for the transaction. However, the Company terminated the securities purchase agreement due to a material adverse change in the financial condition of Creditors Interchange, and the financing commitments lapsed at termination of the transaction.

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

While the employment agreements with Messrs. Gray and Farinacci were executed on April 30, 2007, both employment agreements would only be declared effective as of the closing of the transactions contemplated by the Purchase Agreement and automatically terminate should the transaction not occur. The agreements terminated on September 24, 2007, in conjunction with the termination of the Securities Purchase Agreement.

NOTE 7.   IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company recorded $1,042,205 of goodwill in connection with its acquisition of First Performance (See Note 5). It also recorded $450,000 in intangible assets related to First Performance’s trade names and customer relationships (See Note 8). The amounts of goodwill that the Company recorded in connection with this acquisition was  determined by comparing the aggregate amount of the purchase price plus related transaction costs to the fair value of the net tangible and identifiable intangible assets acquired.

In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of four of its major clients, the Company performed an interim impairment analysis at June 30, 2007 and at September 30, 2007. As a result of these analyses, the Company determined that the entire amount of goodwill with respect to First Performance was deemed to be impaired. In addition, the other intangible assets subject to amortization were also found to be impaired, and were revalued at $270,000, as of June 30, 2007.  Accordingly, the Company recorded a goodwill and intangibles impairment charge in the amount of $1,179,080 as of June 30, 2007. The Company recorded an additional $27,255 charge at September 30, 2007, revaluing the intangible assets to $225,000.  The Company completed its annual impairment analysis as of December 31, 2007 and determined that no additional impairment charge was needed.

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

NOTE 8. INTANGIBLE ASSETS:

Intangible assets consist exclusively of amounts related to the acquisition of First Performance.

The components of intangible assets as of December 31, 2007 are set forth in the following table:

	Useful life	Original amount	Amortization	Impairment	December 31, 2007
Trade names	10 years	$60,000	(3,554)	(41,848)	$14,598
Customer relationships	4 years	$390,000	(73,468)	(122,282)	$194,250
		$450,000	(77,022)	(164,130)	$208,848

The amortization of intangibles will result in the following additional expense by year:

Years Ended December 31:	Amount
2008	$64,607
2009	64,607
2010	64,607
2011	6,857
2012	1,607
Thereafter	6,561
Total	$208,848

Amortization expense totaled $77,022 for the year ended December 31, 2007.

The weighted average amortization period for amortizable intangibles is 3.5 years and has no residual value.

NOTE 9. NOTES PAYABLE AND CONVERTIBLE NOTES:

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

In accordance with EITF 98-5 and EITF 00-27, the convertible notes from the April 2005 Private Placement and June/September 2005 Private Placement were considered to have an embedded beneficial conversion feature because the conversion price was less than the fair market value at the issuance date and the contingent conversion price was expected to be less than the IPO price. The Company initially recorded a beneficial conversion feature and a deferred debt discount in connection with the value of the April 2005 Private Placement and June/September 2005 Private Placement notes and related investor warrants in the amount of $2,097,478, using the fair value method. Due to certain modifications in the conversion terms of these notes, the Company recorded an incremental beneficial conversion feature in connection with the value of the April 2005 and June/September 2005 notes in the amount of $537,475. Such amount was amortized over the life of the respective notes. The Company recorded amortization of the beneficial conversion feature and debt discount in the amount of $1,352,182 during the year ended December 31, 2006.

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

Other Borrowings

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of December 31, 2007, there were 59 days left to maturity on the note. The note matured on February 28, 2008 and was extended to March 31, 2008 for an extension fee of $5,000. On March 31, 2008, the note was amended again to extend the term of the note to April 30, 2008 for another extension fee of $5,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. During the year ended December 31, 2007, the Company recorded amortization of the debt discount related to this note of $14,700. This note is guaranteed by Mssrs. Mooney and Burchetta.

On December 21, 2007, an unaffiliated investor introduced to the Company by The Resolution Group of Newport Beach, California loaned the Company $125,000 on an 18 month note with a maturity date of June 21, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, a warrant to purchase 37,500 shares of common stock was granted at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. This note is guaranteed by Mr. Burchetta.

On December 30, 2007, an unaffiliated investor introduced to the Company by The Resolution Group of Newport Beach, California loaned the Company $200,000 on an 18 month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. This note is guaranteed by Mr. Burchetta.

Deferred Financing Costs

The Company incurred costs in conjunction with the April 2005 private financing, the June/September 2005 private financing and the June 2006 Private Placement. Total cash fees associated with the April 2005 and June/September 2005 private financings were $219,350. In addition, the placement agent was issued warrants to purchase 33,600 shares of common stock first valued at $109,414. Subsequent to the June 2006 Private Placement, these warrants were re-priced, and the Company recorded additional deferred financing costs for the incremental value in the amount of $8,621. Maxim Group LLC and Capital Growth Financial (“CGF”) acted as the placement agents in the June 2006 Private Placement. Total cash fees associated with the June 2006 Private Placement were $365,318. In addition, the Company recorded deferred financing costs of $110,617 for the value of 31,508 placement agent warrants issued in connection with this financing, although Maxim Group LLC subsequently relinquished its portion of such warrants, or 8,644 warrants. The total of fees and the value of the warrants have been recorded as deferred financing costs and were amortized over the life of the notes, until their maturity at the IPO. Amortization of deferred financing costs for the 2006 and 2005 private financings totaled $665,105 for the year ended December 31, 2006.

 NOTE 10. LINES OF CREDIT:

First Performance had a line of credit on the date of the Company’s acquisition. The outstanding balance as of January 19, 2007 of $150,000 was repaid during the year ended December 31, 2007, and the line of credit was terminated.

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Chairman of the Company and a member of its Board of Directors. As of December 31, 2007, the outstanding balance on this line of credit was $576,000. The Company incurred interest expense related to this line of credit of $34,492 during the year ended December 31, 2007.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s CEO and Co-Chairman, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of December 31, 2007, the Company has borrowed $135,000 under this line of credit. The Company incurred interest expense related to this line of credit of $6,207 during the year ended December 31, 2007.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The note was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. During the year ended December 31, 2007, the Company recorded amortization of $117,700 of the debt discount related to this note. As of December 31, 2007, the Company has borrowed $300,000 under this line of credit. This note is guaranteed by Mr. Burchetta and Mr. Brofman.

NOTE 11. DRV CAPITAL LLC - DISCONTINUED OPERATIONS: (See Note 21)

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

On December 22, 2006, the Company and its wholly-owned subsidiaries, EAR Capital I, LLC, as borrower, and DRV Capital, LLC, as servicer, entered into a $20.0 million secured debt financing facility pursuant to a Master Loan and Servicing Agreement, dated as of December 21, 2006, with Sheridan Asset Management, LLC (“Sheridan”), as lender, to finance the purchase of distressed consumer debt portfolios from time to time. The facility generally provides for a 90.0% advance rate with respect to each qualified debt portfolio purchased. Interest accrues at 12% per annum and is payable monthly. Notes issued under the facility are collateralized by the distressed consumer debt portfolios that are purchased with the proceeds of the loans. Each note has a maturity date not to exceed a maximum of 24 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment (generally 10% of the purchase price), the Company and Sheridan share the residual collections from the debt portfolios, net of servicing fees, as per the terms specified in each acquisition agreement. The sharing in residual cash flows continues for the entire economic life of the debt portfolios financed using this facility and will extend beyond the expiration date of the facility. The Company is required to give Sheridan the opportunity to fund all of its purchases of distressed consumer debt with advances through December 21, 2008. As of October 15, 2007, DRV Capital operations were suspended, and all remaining portfolios were sold. During the year ended December 31, 2007, the Company performed a revaluation of the remaining receivables and recorded a decline in value of $74,920. Management of the Company made a strategic decision in October 2007 to suspend the purchase of debt portfolios on the open market in order to focus on the Company’s core business. As a result, the operations of DRV Capital have been classified as discontinued operations in the accompanying consolidated financial statements.

The following tables represent the activity with respect to purchased receivables and financings for those receivables for the year ended December 31, 2007.

Purchased Accounts Receivable
Beginning balance - January 1, 2007	$—
Purchases	607,994
Liquidations	(123,753)
Sale of pools	(409,321)
Write downs	(74,920)
Ending balance - December 31, 2007	$—

Portfolio Loans Payable:
Beginning balance - January 1, 2007	$—
Borrowings	547,195
Repayments	(547,195)
Ending balance - December 31, 2007	$—

NOTE 12. STOCKHOLDERS’ DEFICIENCY

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

During the years ended December 31, 2007 and 2006, the Company recorded compensation expense representing the amortized amount of the fair value of options granted to advisory board members in 2003, 2004 and 2005, of $15,436 and $172,714, respectively.

During the year ended December 31, 2007, the Company issued 88,563 shares of common stock valued at $350,000 as part of the consideration for the purchase of First Performance Corporation.

During the year ended December 31, 2007, the Company completed a private placement for gross proceeds approximating $1,760,000 for the sale of 880,000 shares of common stock. In conjunction with this transaction, the Company issued an aggregate of 440,000 warrants to purchase common stock to the investors and 88,000 warrants to purchase common stock to the placement agent. Each warrant is exercisable at $2.00 per share for a term of five years. The common stock and warrants have “piggy-back” registration rights on the Company’s next registration statement if the required private placement holding period has not previously elapsed. Subsequent to the offering, the private placements holding period elapsed.

During the year ended December 31, 2007, the Company received cash proceeds of $198,385 from the exercise of warrants to purchase 1,001,388 shares of common stock.

NOTE 13.  STOCK OPTIONS:

As of December 31, 2007, the Company has one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

A summary of option activity within the 2005 Plan during the year ended December 31, 2007 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1, 2007	261,000	$5.00	3.9 Years	$—
Granted	632,000	$4.63	4.7 Years	$—
Exercised	—	$—	—	$—
Forfeited or expired	(73,000)	$4.20	—	$—
Outstanding at December 31, 2007	820,000	$4.79	4.2 Years	$—
Exercisable at December 31, 2007	679,000	$4.78	4.0 Years	$—

As of December 31, 2007, the Company had 141,000 unvested options within the 2005 Plan.

On February 1, 2007, the Company issued options to purchase 30,000 shares of its common stock exercisable at $4.04 per share to a new employee. The stock options have an exercise period of five years and vest 30% at issuance, 30% in nine months and 40% on the anniversary of issuance. The grant was valued at $91,200, is being expensed over the vesting period and resulted in an expense during the year ended December 31, 2007 of $81,067. Due to a reduction in force, the employee left the Company on November 30, 2007 and forfeited the final vesting of the options (10,000).

On February 28, 2007, the Company issued options to purchase 20,000 shares of its common stock exercisable at $4.10 per share to a new board member. The stock options have an exercise period of five years, vest 50% at issuance and 50% on the anniversary of issuance, were valued at $61,600, are being expensed over the vesting period and resulted in an expense during the year ended December 31, 2007 of $56,467.

On April 4, 2007, the Company issued options to purchase 75,000 shares of its common stock exercisable at $3.70 per share to a new employee. The stock options have an exercise period of seven years and vest 25% at issuance, 25% at six months, 25% at eighteen months and 25% at thirty months after the grant date. The grant was valued at $210,750, will be expensed over the one year employment contract term and resulted in expense during the year ended December 31, 2007 of $149,281. On November 15, 2007, the employee left the Company to pursue other interests and forfeited the final two vestings of the options (37,500).

On April 27, 2007, the Company issued options to purchase 75,000 shares of its common stock exercisable at $4.75 per share to a new employee. The stock options have an exercise period of seven years and vest 33% on the first, second and third anniversary of the grant date. The grant was valued at $270,750, is being expensed over the one year employment contract term and resulted in expense during the year ended December 31, 2007 of $180,500.

On April 27, 2007, the Company issued options to purchase 278,000 shares of its common stock exercisable at $4.75 per share to four current employees. The stock options have an exercise period of seven years. Of the grant, 276,500 options vest immediately and 1,500 options vest on the first anniversary of the grant date. The grant was valued at $1,003,580, were expensed immediately except for the grant vesting over the first year and resulted in expense during the year ended December 31, 2007 of $1,001,775.

On April 27, 2007, the Company issued options to purchase 154,000 shares of its common stock exercisable at $5.00 per share to six current employees as an extension of expiring three year non-plan options. The stock options have an exercise period of four years, providing the grantees with the equivalent of a seven year grant, as all new options granted now have a seven year term. Of the grant, options to purchase 77,000 shares vest immediately and options to purchase the remaining 77,000 shares vest on the first anniversary of the grant date. The grant was valued at $446,600, the expense associated with the first 77,000 shares were expensed immediately and the remainder are being expensed over the one year vesting period and resulted in a charge during the year ended December 31, 2007 of $318,122.

A summary of stock option activity outside the 2005 Plan during the year ended December 31, 2007 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1, 2007	3,147,434	$4.96	6.4 Years	$—
Granted	50,000	$4.75	6.3 Years	$—
Exercised	—	$—	—	$—
Forfeited or Expired	(164,000)	$5.30	—	$—
Outstanding at December 31, 2007	3,033,434	$4.97	6.3 Years	$—
Exercisable at December 31, 2007	3,033,434	$4.78	6.3 Years	$—

On April 27, 2007, the Company issued options to purchase 50,000 shares of its common stock exercisable at $4.75 per share to a current employee. The stock options vest immediately and have an exercise period of seven years. The grant was valued at $180,500 and was expensed immediately.

As of December 31, 2007, the Company had no unvested stock options outside the 2005 Plan.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in 2006 in the amount of $361,461 during the year ended December 31, 2007.

Stock based compensation for the years ended December 31, 2007 and 2006 was recorded in the consolidated statements of operations as follows:

	2007	2006
Payroll and related expenses	$2,223,387	$2,839,562
General and administrative expenses	$255,794	$1,235,836

NOTE 14.  WARRANTS:

A summary of warrant activity as of January 1, 2007 and changes during the year ended December 31, 2007 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2007	Price	Term	Value
Outstanding at January 1, 2007	2,091,158	$1.44	3.1 Years	—
Granted	1,003,000	$1.70	4.6 Years	—
Exercised	(1,001,388)	$0.20	—	—
Forfeited or Expired	(50,000)	$3.85	—	—
Outstanding at December 31, 2007	2,042,770	$1.60	3.0 Years	$235,052
Exercisable at December 31, 2007	1,817,770	$1.79	3.3 Years	$235,052

As of December 31, 2007, there were 225,000 unvested warrants to purchase shares of common stock.

On March 1, 2007 the Company issued a warrant to purchase 100,000 shares of its common stock exercisable at $3.85 per share to a consultant. The warrant has an exercise period of three years, which vests 25% at issuance and 25% at three, nine and nine months from issuance. The warrant was valued at $240,000. On June 30, 2007, warrants for 50,000 shares of common stock were cancelled due to termination of the consultant’s services. During the year ended December 31, 2007, the Company recognized an expense relating to this grant of $134,571.

NOTE 15.  LITIGATION:

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

In response to the Company’s complaint, Apollo (i) filed a motion to dismiss for an alleged lack of personal jurisdiction and, (ii) on January 29, 2007, filed a mirror lawsuit against the Company in federal court in the Central District of California which seeks a declaratory judgment of non-infringement and invalidity with respect to these patents. The Company filed a motion to dismiss, transfer or stay the California case in preference to the first-filed New Jersey case. That motion has been granted by the court, and the California case has been stayed in preference to the New Jersey case. In the New Jersey case, the Court issued an order requiring the parties to submit a series of briefs showing why the case should not be transferred from New Jersey to the District of Delaware, the Southern District of New York or the Central District of California. The New Jersey Court subsequently denied Apollo’s motion to transfer the case to California and granted the Company’s request in the alternative that the case be heard in New York if the Court decided it should not stay in New Jersey. The case was transferred to federal court in the Southern District of New York where it remains pending at a preliminary stage. The mirror action that Apollo filed against the Company in California has been dismissed without prejudice by the parties. On November, 5, 2007, the Company and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit. The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on United States Patents Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method. The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.

Our First Performance subsidiary received an action under the Texas Fair Debt Collection Practices Act and the Telephone Act. The plaintiff is seeking $10,000 in damages. The Company is vigorously defending this matter as it believes that the claim has no merit.

From time to time, the Company is involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 16. INCOME TAXES:

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2007	2006
Tax benefit at statutory rate	(34.00)%	(34.00)%
State and local income taxes net of federal	(5.00)	(5.00)
Non-deductible expenses	0.10	—
Impairment of goodwill	3.76
Amortization of intangibles	0.24	—
Change in estimate of prior year tax provision	0.87	—
Increase in valuation allowance	34.03	25.84
Effective tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax asset:
Accrued expenses	$89,314	$130,454
Other	—	14,536
Stock based compensation	6,037,328	5,229,645
Net operating loss carryforward	7,725,032	4,219,468
Deferred tax asset	13,851,674	9,594,124
Less: valuation allowance	(13,851,674)	(9,594,124)
Net deferred tax asset	$—	$—
Increase in valuation allowance	$4,257,550	$6,615,860

Due to the uncertainty surrounding the realization of the benefits of the deferred tax assets, the Company provided a valuation allowance for the entire amount of the deferred tax asset at December 31, 2007 and 2006. At December 31, 2007, the Company had net operating loss carryforwards of approximately $19,452,000 which expire at various dates through 2027.

At December 31, 2007, the Company had federal net operating loss (“NOL”) carry forwards for income tax purposes of approximately $19,800,000. These NOL carry forwards expire through 2027 but are limited due to section 382 of the Internal Revenue Code (the “382 Limitation”) which states that the NOL of any corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the Initial Public Offering described in Note 3 Debt Resolve’s NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $650,000 per year. The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration. For First Performance, Section 382 will limit their pre-acquisition NOL’s to approximately $35,000 per year, due to the acquisition described in note 5.  The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration.  For the year ended December 31, 2007 the difference between the Federal statutory rate and the effective rate was due primarily to State taxes, non-deductibility of goodwill from the First Performance acquisition and change in the valuation allowance of approximately $4.2 million.

NOTE 17. OPERATING LEASES:

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At December 31, 2007, accrued rent payable totaled $14,894.

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

The Company continues to lease an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for escalating monthly payments of $21,644. At December 31, 2007, accrued rent payable related to this lease totaled $21,172.

Rent expense for the years ended December 31, 2007 and 2006 was $530,897 and $123,328, respectively.

As of December 31, 2007, future minimum rental payments under the above non-cancelable operating leases are as follows:

For the Years Ending December 31,	Amount
2008	$387,029
2009	389,892
2010	335,657
2011	259,728
2012	259,728
Thereafter	411,236
$2,043,270

NOTE 18. EMPLOYMENT AGREEMENTS:

The Company is party to an employment agreement with Mr. Burchetta as of April 1, 2005. Under the terms of the agreement, the Company will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of the board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing.

In addition to the agreement above, the Company had entered into employment agreements with Katherine A. Dering, our Chief Financial Officer, Treasurer and Secretary, and Richard G. Rosa, our President and Chief Technology Officer. Under the employment agreements with Ms. Dering and Mr. Rosa, which had terms that expired on August 1, 2006 and February 23, 2006, respectively, they received an annual salary of $150,000 and $200,000, respectively. The employment agreements with Ms. Dering and Mr. Rosa require the full-time services of such employees. The employment agreement with Ms. Dering provides that if her position is eliminated due to a merger or other business combination, we will provide her with a severance payment equal to one month of compensation and benefits for every month of employment with us through the elimination date, up to a maximum of 12 months, and all stock options previously granted to her will immediately vest and remain exercisable for their full term. Ms. Dering’s contract was amended on May 1, 2007 to appoint her to the position of Senior Vice President, Finance upon David M. Rainey becoming the Chief Financial Officer. Ms. Dering retired effective September 1, 2007. On May 20, 2006, Mr. Rosa’s contract was extended to August 1, 2007. Mr. Rosa remained with the Company subsequent to August 1, 2007 on an informal arrangement continuing the terms of his contract. Mr. Rosa resigned from the Company effective December 31, 2007 to pursue other opportunities.

On April 23, 2007, Anthony P. Canale was appointed to the position of General Counsel of the Company. Mr. Canale’s employment agreement provides for a base salary of $175,000 with certain bonus provisions. Mr. Canale was also awarded 75,000 options vesting 25% on the date of hire, 25% in six months, 25% in eighteen months and 25% in 30 months. The employment agreement has a one year renewable term. On November 15, 2007, Mr. Canale resigned from the Company. The final two vestings of the options were forfeited at the time of resignation.

On May 1, 2007, David M. Rainey joined the company as Chief Financial Officer and Treasurer on the planned retirement of Ms. Dering. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. The value of the options on the date of grant was $270,750, which are being expensed over the one year term of Mr. Rainey’s contract. Mr. Rainey’s contract also provides for one month of severance and benefits per month of service up to 12 months for any termination without cause. Upon a change in control, Mr. Rainey receives one year severance and bonus with benefits and immediate vesting of all stock options then outstanding.

NOTE 19. EMPLOYEE BENEFIT PLANS:

Beginning January 1, 2006, the Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code. This plan is for all employees who were employed by the Company at December 31, 2005 or who have completed 1,000 hours of service. Company contributions are made in the form of the employee’s investment choices and vest immediately. Matching contributions by the Company for the years ended December 31, 2007 and 2006 were $36,839 and $60,443, respectively.

Effective with the acquisition of First Performance on January 19, 2007, the Company also sponsors the First Performance employee savings plan, for all employees of First Performance who have completed 1,000 hours of service.  During 2007, this plan terminated and did not include a company matching contribution.

In February 2008, the Company merged this plan and its existing 401(k) plan into a new safe harbor plan, giving First Performance employees a company match. The plan provides for a one year vesting period for all employees. Company contributions are made in the form of the employee’s investment choices and vest over the first six years of the employee’s service to the Company.

NOTE 20. SEGMENT DATA:

Prior to January 2007, the Company had minimal revenue through the DebtResolve System.  As discussed in Note 1, on January 19, 2007, the Company acquired First Performance, an accounts receivable management agency.  Also, in January 2007, the Company initiated operations of its debt buying subsidiary.  Accordingly, as of January 2007, the Company is no longer considered a development stage entity, and operated in three segments:  Internet Services (internet debt resolution software and services offered to creditors and collection agencies), Debt Buying (defaulted consumer debt buying), and a Collection Agency (consumer debt collections).  On October 15, 2007, the Company ceased its operations of the Debt Buying segment (Note 21) and now operates its Internet Services and Collection Agency segments.  Accordingly, the following table summarizes financial information about the Company’s business segments as of December 31, 2007:

	Year Ended December 31, 2007
	Internet Services	Collection Agency	Corporate	Consolidated
Revenues	$67,449	$2,778,374	$—	$2,845,823
Loss from operations	$(7,150,522)	$(3,965,194)	$(865,134)	$(11,980,850)
Depreciation and amortization	$56,938	$170,122	$—	$227,060
Goodwill & intangibles impairment charge	$—	$(1,206,335)	$—	$(1,206,335)
Interest expense, net of interest income	$(16,426)	$(6,040)	$—	$(22,466)
Capital expenditures	$35,463	$—	$—	$35,463
Total assets	$774,389	$486,354	$—	$1,060,743

NOTE 21. DISCONTINUED OPERATIONS

On October 15, 2007, the Company ceased operations of DRV Capital, and EAR.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the years ended December 31, 2007 and 2006 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:
	Year ended December 31,	Year ended December 31,
	2007	2006
Revenue	$3,334	$—

Payroll and related expenses	207,654	—
General and administrative expense s	209,302	53,579
Total expenses	416,956	53,579

Loss from operations	(413,622)	(53,579)
Interest expense	(38,463)	—

Net loss from discontinued operations	$(452,085)	$(53,579)

NOTE 22. RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 - Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations and financial condition.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company adoption of FSP EITF 00-19-2 did not have a material impact on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157 - Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (4) by requiring that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This SFAS is effective in tandem with SFAS 141R. The Company is currently in the process of evaluation the impact of the adoption of SFAS 160 on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently in the process of evaluation the impact of the adoption of SFAS 161 on its results of operations and financial condition.

NOTE 23. RELATED PARTIES:

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

On November 6, 2006, pursuant to this licensing agreement and the closing of the IPO, the Company issued stock options to the Company’s co-chairmen to purchase an aggregate of 1,517,434 shares of its common stock at $5.00 per share, with a term of ten years from grant date, and vesting upon issuance. The fair value of each option granted to the co-chairmen was estimated as of the grant date using the Black-Scholes option pricing model and an expected life of ten years. Using these assumptions, these options were valued at $6,828,453, and the full value was expensed at issuance.

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

b. Legal fees

In 2006, the Company employed an attorney who is a relative of the Chairman and Founder.  During the year ended December 31, 2006, the Company paid this individual consulting fees of approximately $35,000.

c. Consulting fees

During the year ended 2007, an entity owned by one of our Directors performed consulting services for the Company related to the acquisition of First Performance Corporation in the amount of $18,122.

NOTE 24.  SUBSEQUENT EVENTS:

a. Warrant Exercises

Subsequent to December 31, 2007, the Company issued 4,167 shares of common stock in connection with the exercise of warrants for cash proceeds of $42.

b. New Officers

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board.

On February 16, 2008, Mr. James D. Burchetta resigned from the Chief Executive Officer role and was appointed to the position of executive Chairman and Founder by the Board.

On January 24, 2008, following the resignation of the Company’s President, Richard Rosa, on December 31, 2007, the Board elected David M. Rainey to be President, as well as Chief Financial Officer, Treasurer and Secretary of the Corporation.

c. Additional Financing

On January 25, 2008, an unaffiliated investor through TRG loaned the Company $100,000 at 12% interest per annum for a term of 18 months. In conjunction with the note, the investor received 50,000 warrants to purchase the common stock of the Company at an exercise price of $1.00.

On February 8, 2008, the CEO of TRG loaned the Company $55,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of April 14, 2008, the remaining outstanding balance on the loan is $10,000.

Between February 21, 2008 and March 20, 2008, an officer of the Company loaned to the Company a total of $80,000. The interest rate is 12% per annum, and the loan is repayable on demand.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 at 12% interest per annum. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs 31+ days after origination and a maturity period of 18 months. In conjunction with the note, the investor received 175,000 warrants to purchase the common stock of the Company at an exercise price of $1.25.

On March 7, 2008, the Company borrowed $100,000 from a bank at the prime rate for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due in 30 days.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 at 12% interest per annum with a term of 18 months. In conjunction with the note, the investor received 50,000 warrants to purchase the common stock of the Company at an exercise price of $1.95.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 at 12% interest per annum with a term of 18 months. In conjunction with the note, the investor received 99,000 warrants to purchase the common stock of the Company at an exercise price of $2.45.

d. American Stock Exchange deficiency letter

On January 7, 2008, the Company received a deficiency letter from the American Stock Exchange stating that we were not in compliance with specific provisions of the American Stock Exchange continued listing standards The Company has indicated that it is currently working to address this deficiency.