Form 10-Q
period 2008-03-31
DEBT RESOLVE INC
filed 2008-05-21
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7 White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of May 16, 2008, 8,478,530 shares of the issuer’s Common Stock were issued and outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2008
	(Unaudited)	December 31, 2007
Current assets:
Restricted cash	$35,757	$67,818
Accounts receivable	144,943	84,013
Other receivable	--	200,000
Prepaid expenses and other current assets	93,696	108,189
Total current assets	274,396	460,020

Fixed assets, net	248,734	283,095

Other assets:
Deposits and other assets	108,780	108,780
Intangible assets, net	192,696	208,848
Total other assets	301,476	317,628

Total assets	$824,606	$1,060,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabiliti	$1,755,404	$1,444,764
Accrued professional fees	1,145,193	1,003,550
Collections payable	35,337	42,606
Short term notes (net of deferred debt discount of $29,400 at December 31, 2007)	367,000	70,600
Lines of credit - related parties	1,006,000	1,011,000
Total current liabilities	4,308,934	3,572,520

Notes payable (net of deferred debt discount of $169,301 and $70,975, respectively)	455,699	254,025
Total liabilities	4,764,633	3,826,545

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding	--	--
Common stock, 100,000,000 shares authorized, $0.001 par value, 8,478,530 and 8,474,363 shares issued and outstanding	8,479	8,474
Additional paid-in capital	44,199,662	42,501,655
Accumulated deficit	(48,148,168)	(45,275,931)
Total stockholders’ deficiency	(3,940,027)	(2,765,802)
Total liabilities and stockholders’ deficiency	$824,606	$1,060,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$233,148	$1,135,754

Costs and expenses:
Payroll and related expenses	1,,646,006	1,598,424
General and administrative expenses	849,140	1,531,625
Depreciation and amortization expense	50,513	52,785

Total operating expenses	2,545,659	3,182,834

Loss from operations	(2,312,511)	(2,047,080)

Other income (expense):
Interest income	190	36,770
Interest expense	(29,388)	(282)
Interest expense - related party	(30,431)	--
Amortization of deferred debt discount	(501,674)	--
Other income	1,577	5,010

Total other (expense) income	(559,726)	41,498

Loss from continuing operations	(2,872,237)	(2,005,582)
Loss from discontinued operations	--	(108,560)
Net loss	$(2,872,237)	$(2,114,142)

Net loss per common share:
basic and diluted (See Note 2)
Continuing operations	$(0.33)	$(0.26)
Discontinued operations	$--	$(0.02)
Total	$(0.33)	$(0.28)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	8,689,803	7,670,462
.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from continuing operating activities:
Net loss	$(2,872,237)	$(2,005,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,127,369	323,088
Accrued rent	491	1,351
Amortization of deferred debt discount	501,674	--
Depreciation and amortization	50,513	52,785
Changes in operating assets & liabilities
Restricted cash	32,061	(129,755)
Accounts receivable	(60,931)	(116,934)
Prepaid debt collection payments	--	(125,794)
Prepaid expenses and other current assets	14,493	4,745
Deferred acquisition costs	--	(150,535)
Deposits and other assets	--	(615)
Accounts payable and accrued expenses	310,151	(600,993)
Accrued professional fees	141,643	190,586
Collections payable	(7,269)	129,755
Net cash used in continuing operating activities	(762,042)	(2,427,898)

Cash flows from continuing investing activities:
Purchase of First Performance Corporation	--	(571,579)
Purchases of fixed assets	--	(28,234)
Net cash used in continuing investing activities	--	(599,813)

Cash flows from continuing financing activities:
Proceeds from other receivable	200,000	--
Proceeds from long term loans	300,000	--
Proceeds from issuance of short term notes	412,000	--
Repayment of short term notes	(145,000)
Repayment of line of credit	(5,000)	(150,000)
Proceeds from exercise of warrants	42	823
Net cash provided by (used in) continuing financing activities	762,042	(149,177)

Cash flows of discontinued operations
Net cash used in operating activities	--	(98,849)
Net cash used in investing activities	--	(570,866)
Net cash provided by financing activities	--	533,105
Net cash used in discontinued operations	--	(136,610)

Net decrease in cash and cash equivalents	--	(3,313,498)

Cash and cash equivalents at beginning of period	--	4,925,571

Cash and cash equivalents at end of period	$--	$1,612,073

Supplemental investing and financing activities:
Current assets acquired	--	$679,734
Property and equipment acquired	--	286,229
Security deposits acquired	--	51,999
Intangible assets acquired	--	450,000
Goodwill recognized on purchase business combination	--	1,026,869
Accrued liabilities assumed in the acquisition	--	(1,573,252)
Direct acquisition costs	--	(71,579)
Non-cash consideration to seller	--	(350,000)
Cash paid to acquire business	$--	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other interim period.

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

The Company has historically raised funds through the sale of debt and equity instruments. As of March 31, 2008, the Company has entered into three lines of credit with related parties with current outstanding balances of $1,006,000. Also as of March 31, 2008, the Company also issued notes to unaffiliated investors for a total of $842,000 and obtained bank loans of $150,000. In addition, subsequent to March 31, 2008, the Company has received approximately $298,000 in cash proceeds from various loans. Also, an officer has loaned the Company approximately $96,000 subsequent to March 31, 2008. Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives. On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of common stock of the Company at an exercise price of $2.36 per share. The warrant has a ten year exercise period. On May 16, 2008, Harmonie has requested an extension of time to complete funding by May 30, 2008. As of May 19, 2008, funds under this agreement have not been received and there is no assurance that the Company will receive such proceeds.

Management is actively pursuing additional debt/equity financing.  Management believes that it will be successful in obtaining additional financing and that it will successfully integrate the Company’s subsidiaries to a level of profitability, however it has not yet achieved profitability, and no assurance can be provided that the Company will be able to do so.  If the Company is unable to raise sufficient additional funds or integrate the Company’s subsidiaries to a level of profitability, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that its efforts will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, together with its wholly-owned subsidiary, First Performance Recovery Corporation, and DRV Capital LLC, a wholly-owned subsidiary (“DRV Capital”), together with its wholly owned subsidiary, EAR Capital, LLC (“EAR”). The results of DRV Capital and EAR are shown as discontinued operations in the financial statements. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported loss.

Stock-based compensation

The Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”). The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of March 31, 2008, total unrecognized compensation cost amounted to $283,646, all of which is expected to be recognized in 2008 and 2009. Total stock-based compensation expense for the three months ended March 31, 2008 and 2007 amounted to $1,127,369 and $323,088, respectively.

The fair value of share-based payment awards, including options and warrants, granted during the periods was estimated using the Black-Scholes pricing model with the following assumptions (including a volatility factor derived from an index of comparable public entities) and weighted average fair values as follows:

	Three months ended March 31,
	2008	2007
Risk free interest rate range	2.10-3.21%	4.52-4.84%
Dividend yield	0%	0%
Expected volatility	81.1%-	81.1%-96.7%
Expected life in years	3-7	3-7

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants aggregating 7,631,037 and 4,542,604, respectively at March 31, 2008 and 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares do not include the underlying shares exercisable with respect to the issuance of 211,273 and 1,024,720 warrants, respectively, as of March 31, 2008 and 2007, exercisable at $0.01 per share related to a financing completed in June 2006. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

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

The operations of First Performance from January 19, 2007 through March 31, 2007 are included in the Company’s condensed consolidated financial statements. The following table presents the Company’s unaudited pro forma combined results of operations for the three months ended March 31, 2007, as if First Performance had been acquired at the beginning of the period.

Three Months
Ended March 31,
2007
(unaudited)

Revenues	$1,298,022

Net loss	$(2,300,266)

Pro-forma basic and diluted net loss per common share	$(0.30)

Weighted average common shares outstanding - basic and diluted	7,698,999

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the First Performance acquisition had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

NOTE 4. NOTES PAYABLE:

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to May 31, 2008 for aggregate extension fees of $15,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note. During the three months ended March 31, 2008, the Company recorded amortization of the debt discount related to this note of $29,400. This note is guaranteed by Mssrs. Mooney and Burchetta, a Director and a Director/Officer of the Company, respectively.

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18 month note with a maturity date of June 21, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2008, the Company recorded amortization of the debt discount related to this note of $3,229. This note is guaranteed by Mr. Burchetta.

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18 month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2008, the Company recorded amortization of the debt discount related to this note of $8,600. This note is guaranteed by Mr. Burchetta.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18 month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2008, the Company recorded amortization of the debt discount related to this note of $2,256.

Between January 15, 2008 and February 8, 2008, an unaffiliated investor loaned the Company $75,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of March 31, 2008, the remaining outstanding balance on the loan is $30,000.

Between February 21, 2008 and March 24, 2008, an officer of the Company loaned to the Company a total of $87,000. The interest rate is 12% per annum, and the loan is repayable on demand.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18 month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs 31+ days after origination and a maturity period of 18 months. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2008. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2008, the Company recorded amortization of the debt discount related to this note of $3,189.

On March 7, 2008, the Company borrowed $100,000 from a bank at the prime rate (currently 7%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. The note was subsequently extended to June 1, 2008.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18 month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note.

 NOTE 5. LINES OF CREDIT:

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a member of its Board of Directors. As of March 31, 2008, the outstanding balance on this line of credit was $576,000. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years and vest immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of March 31, 2008, the outstanding balance on this line of credit was $130,000.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The note was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount is being amortized over the term of the note. During the year ended December 31, 2007, the Company recorded amortization of $117,700 of the debt discount related to this note. As of March 31, 2008, the Company has borrowed $300,000 under this line of credit. This note is guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vests immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

NOTE 6. DRV CAPITAL LLC - DISCONTINUED OPERATIONS:

On June 5, 2006, the Company formed a wholly-owned subsidiary, DRV Capital LLC to potentially purchase portfolios of defaulted consumer debt and attempt to collect on that debt. In December 2006, the Company formed a wholly-owned subsidiary of DRV Capital, EAR Capital I, LLC, for the limited purpose of purchasing and holding pools of debt funded in part by borrowings from Sheridan Asset Management, LLC (“Sheridan”). As of October 15, 2007, the Company ceased operations of DRV Capital and EAR, and all remaining portfolios were sold. As a result, the operations of DRV Capital have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the three months ended March 31, 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:

Three months ended March 31,
2007
Revenue	$2,100

Payroll and related expenses	49,168
General and administrative expenses	45,441
Total expenses	94,609

Loss from operations	(92,509)

Interest expense	(16,051)

Loss from discontinued operations	$(108,560)

NOTE 7.  STOCK OPTIONS:

As of March 31, 2008, the Company has one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

A summary of option activity within the 2005 Plan during the three months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term	Value
Outstanding at January 1, 2008	820,000	$4.79	4.2 Years	$--
Granted	173,000	$1.25	6.9 Years	$--
Exercised	--	$--	--	$--
Forfeited or expired	(135,500)	$4.63	--	$--
Outstanding at March 31, 2008	857,500	$3.06	4.7 Years	$432,210
Exercisable at March 31, 2008	626,500	$3.49	4.9 Years	$432,210

As of March 31, 2008, the Company had 231,000 unvested options within the 2005 Plan.

On February 8, 2008, the Company issued options to purchase 150,000 shares of its common stock exercisable at $1.25 per share to a current employee. The stock options have an exercise period of seven years and vest 33% at issuance, 33% at the employee’s first anniversary and 34% on the second anniversary of employment. The grant was valued at $138,000 under the Black-Scholes pricing model, is being expensed over the vesting period and resulted in an expense during the three months ended March 31, 2008 of $86,000.

On February 8, 2008, the Company issued options to purchase 20,000 shares of its common stock exercisable at $1.25 per share to a current employee. The stock options have an exercise period of seven years and vested immediately. The grant was valued at $18,400 under the Black-Scholes pricing model and was expensed immediately.

On February 8, 2008, the Company issued options to purchase 3,000 shares of its common stock exercisable at $1.25 per share to a current employee. The stock options have an exercise period of seven years. The grant vests on the first anniversary of employment of the employee, which occurred during the three months ended March 31, 2008. The grant was valued at $2,760 under the Black-Scholes pricing model and was expensed during the three months ended March 31, 2008.

On February 8, 2008, the Board re-priced the exercise price of outstanding options of all current employees from their prior grant prices ranging from $4.10 to $5.00 to $1.50 per share. In connection with this re-pricing, the Company recorded additional stock based compensation expense of $266,765 during the three months ended March 31, 2008.

A summary of stock option activity outside the 2005 Plan during the three months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term	Value
Outstanding at January 1, 2008	3,033,434	$4.97	6.3 Years	$--
Granted	1,511,500	$1.25	4.9 Years	$--
Exercised	--	$--	--	$--
Forfeited or Expired	(60,000)	$5.00	--	$--
Outstanding at March 31, 2008	4,484,934	$3.23	5.7 Years	$2,252,275
Exercisable at March 31, 2008	4,309,934	$3.33	5.7 Years	$2,252,275

As of March 31, 2008, the Company had 175,000 unvested stock options outside the 2005 Plan.

On February 8, 2008, the Company issued options to purchase 1,000 shares of its common stock exercisable at $1.25 per share to a director of the Company. The stock options have an exercise period of five years. The grant vested immediately. The grant was valued at $810 under the Black-Scholes pricing model and was expensed immediately.

On February 8, 2008, the Company issued options to purchase 350,000 shares of its common stock exercisable at $1.25 per share to an officer of the Company. The stock options have an exercise period of seven years. The grant vested immediately. The grant was valued at $322,000 under the Black-Scholes pricing model and was expensed immediately.

On February 8, 2008, the Company issued options to purchase 30,500 shares of its common stock exercisable at $1.25 per share to a director of the Company. The stock options have an exercise period of five years. The grant vested immediately. The grant was valued at $24,705 under the Black-Scholes pricing model and was expensed immediately.

On February 8, 2008, the Company issued options to purchase 30,000 shares of its common stock exercisable at $1.25 per share to a director of the Company. The stock options have an exercise period of five years. The grant vested immediately. The grant was valued at $24,300 under the Black-Scholes pricing model and was expensed immediately.

On February 8, 2008, the Company issued options to purchase 50,000 shares of its common stock exercisable at $1.25 per share to a former director of the Company. The stock options have an exercise period of five years. The grant vested immediately. The grant was valued at $40,500 under the Black-Scholes pricing model and was expensed immediately.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in prior periods in the amount of $111,621 during the three months ended March 31, 2008.

Stock based compensation for the three months ended March 31, 2008 and 2007 was recorded in the consolidated statements of operations as follows:

	2008	2007
Payroll and related expenses	$1,044,719	$156,514
General and administrative expenses	$82,650	$166,574

NOTE 8.  WARRANTS:

A summary of warrant activity as of January 1, 2008 and changes during the three months ended March 31, 2008 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term	Value
Outstanding at January 1, 2008	2,042,770	$1.60	3.0 Years	--
Granted	350,000	$1.31	4.9 Years	--
Exercised	(4,167)	$0.01	--	--
Forfeited or Expired	(100,000)	$4.25	--	--
Outstanding at March 31, 2008	2,288,603	$1.44	3.2 Years	$1,742,391
Exercisable at March 31, 2008	2,063,603	$1.60	3.6 Years	$1,742,391

As of March 31, 2008, there were 225,000 unvested warrants to purchase shares of common stock.

On February 8, 2008, two warrants to purchase the common stock of the Company of 71,250 and 3,750 shares, respectively, were granted to two individuals who referred the candidate who became CEO of the Company in February 2008. The warrants had an exercise price of $1.25 per share and a term of five years. The warrants were valued at $60,000 under the Black-Scholes pricing model and were expensed immediately.

During the three months ended March 31, 2008, warrants to purchase 4,167 shares of common stock were exercised for proceeds of $42.

NOTE 9.  LITIGATION:

Our First Performance subsidiary received an action under the Texas Fair Debt Collection Practices Act and the Telephone Act. The plaintiff is seeking $10,000 in damages. The Company is vigorously defending this matter as it believes that the claim has no merit. A hearing on a motion for summary judgment initiated by First Performance will be held on May 30, 2008.

From time to time, the Company is involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 10. OPERATING LEASES:

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. In accordance with SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At March 31, 2008, accrued rent payable totaled $14,402.

The Company also leases an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for annual escalations in rent. First Performance follows the requirements of SFAS 13 as does Debt Resolve. At March 31, 2008, accrued rent payable related to this lease totaled $25,822.

Rent expense for the three months ended March 31, 2008 and 2007 was $103,521 and $68,415, respectively.

As of March 31, 2008, future minimum rental payments under the above non-cancelable operating leases are as follows:

For the Years Ending December 31,	Amount
2008	$296,160
2009	403,502
2010	357,467
2011	289,984
2012	298,683
Thereafter	437,404
$2,083,200

NOTE 11. EMPLOYMENT AGREEMENT:

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board. The grant of options has a seven year term and vest 50% immediately and 50% on the six month anniversary of his employment. The option grant was valued at $210,000 under the Black-Scholes pricing model, and the initial vesting was expensed immediately and the remainder of the grant is being expensed over the vesting period. These restricted shares have not been issued as of May 19, 2008. The restricted shares were valued at $0.80 per share, the closing price on the date of the grant. The total expense of $40,000 was credited to Additional Paid-in Capital. There are no restrictions on this grant of stock, except that the stock is not registered and is therefore subject to SEC rules regarding unregistered stock. During the three months ended March 31, 2008, the Company recorded an expense relating to the option grant in the amount of $140,000.

NOTE 12. SEGMENT DATA:

Prior to January 2007, the Company had minimal revenue through the DebtResolve System.  As discussed in Note 1, on January 19, 2007, the Company acquired First Performance, an accounts receivable management agency.  Also, in January 2007, the Company initiated operations of its debt buying subsidiary.  Accordingly, as of January 2007, the Company is no longer considered a development stage entity, and operated in three segments:  Internet Services (internet debt resolution software and services offered to creditors and collection agencies), Debt Buying (defaulted consumer debt buying), and a Collection Agency (consumer debt collections).  On October 15, 2007, the Company ceased its operations of the Debt Buying segment (Note 6) and now operates its Internet Services and Collection Agency segments.  Accordingly, the following table summarizes financial information about the Company’s business segments as of March 31, 2008:

Three Months Ended March 31, 2008

	Internet Services	Collection Agency	Corporate	Consolidated
Revenues	$84,178	$148,970	$--	$233,148
Loss from operations	$(2,041,443)	$(505,692)	$(220,376)	$(2,767,511)
Depreciation and amortization	$14,537	$35,976	$--	$50,513
Interest income	$190	$--	$--	$190
Interest expense	$(28,741)	$(647)	$--	$(29,388)
Interest expense - related parties	$(27,391)	$(3,040)	$--	$(30,431)
Total assets	$412,477	$412,129	$--	$824,606

Three Months Ended March 31, 2007

	Internet Services	Collection Agency	Corporate	Consolidated
Revenues	$20,620	$1,115,134	$--	$1,135,754
Loss from operations	$(1,384,055)	$(434,686)	$(228,340)	$(2,047,081)
Depreciation and amortization	$13,797	$38,988	$--	$52,785
Interest income	$36,770	$--	$--	$36,770
Interest expense	$(71)	$(210)	$--	$(281)
Capital expenditures	$28,234	$--	$--	$28,234
Total assets	$2,049,863	$2,889,623	$--	$4,939,486
Goodwill	$--	$1,026,869	$--	$1,026,869

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115.  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

NOTE 14. RELATED PARTY TRANSACTIONS:

a. Consulting fees

During the three months ended March 31, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984. Such amount is reflected in Accounts Payable and Accrued Liabilities as of March 31, 2008.

NOTE 15. AMERICAN STOCK EXCHANGE DEFICIENCY LETTER:

On January 7, 2008, the Company received a deficiency letter from the American Stock Exchange stating that it was not in compliance with specific provisions of the American Stock Exchange continued listing standards. Also on January 7, 2008, the Company provided a plan of remediation to the Exchange, and the plan was accepted. The Company was given 90 days to regain compliance with listing standards by April 7, 2008. As a result of the closing of the documentation by which Harmonie International LLC committed to invest $7 million in the common stock of the Company, the Exchange provided an extension of the time to regain compliance. At this time, the Exchange is requesting proof of funding by Harmonie. As of May 19, 2008, no funds have been received.

The Exchange has notified the Company that additional information is required at this time to make a further determination about the Company’s listing status. The information requested specifically concerns the cause of the delay in funding. The Company is in the process of preparing a response to the Exchange at this time.

NOTE 16.  SUBSEQUENT EVENTS:

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an 18 month note with a maturity date of October 10, 2008. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant and will be amortized over the term of the note.

On May 15, 2008, a local bank loaned the Company an additional $100,000 at the prime rate of 7% due on July 1, 2008, with interest payable monthly in cash.

Subsequent to March 31, 2008, an officer loaned the Company approximately $96,000 to be used for working capital purposes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Prior to January 19, 2007, we were a development stage company. On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007. Accordingly, we are no longer considered a development stage entity as of the date of the acquisition.

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

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization. We have begun investigation of, and negotiations with, companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. In the United Kingdom and the Benelux countries, we have engaged agents to represent us for sales and customer service for a flat monthly fee. We recently announced the signing of our first European customer, a U.K.-based large collection agency. We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings from previous investors or related parties, the proceeds from the sale of our common stock in our initial public offering, proceeds from notes with investors introduced to us by The Resolution Group and by loans from a local bank. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

Our current contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system, from flat fees per settlement achieved, from flat fees per placement on our system or a flat monthly license fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or in accordance with our client contracts. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a monthly licensing fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well. In addition, with respect to our DR Prevent ™ module, which settles consumer debt at earlier stages, we expect that a licensing fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

In January 2007, we also entered into the business of purchasing and collecting debt. Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we bought two portfolios of charged-off debt at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempted to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods. On October 15, 2007, we notified our debt buying business partners that we would no longer be buying portfolios of debt on the open market, since many of our current and future partners are debt buyers. We sold our remaining portfolios and repaid all outstanding loans. As a result, the activity for DRV Capital has been included in the accompanying condensed consolidated financial statements as discontinued operations. In the future, we may use our DRV Capital entity to participate with one or more of our debt buying customers in purchasing a percentage of their portfolio, for the purpose of getting a larger percentage of the portfolio to collect and to enhance the introduction our DebtResolve system to new debt buying clients. We have no plans at the present time to engage in this activity.

In January 2007, we purchased the outstanding common stock of First Performance. First Performance is a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. By entering this business directly, we have signaled our intention to become a significant player in the accounts receivable management industry. We believe that through a mixture of both traditional and our innovative, technologically-driven collection methods, we can achieve superior returns. Due to the loss of four major clients at First Performance during 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during year ended December 31, 2007.

Revenue streams associated with this business include contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.

We have historically raised funds through the sale of debt and equity instruments. As of March 31, 2008, we have entered into three lines of credit with related parties with current outstanding balances of $1,006,000. Also as of March 31, 2008, we also issued notes to unaffiliated investors for a total of $842,000 and obtained bank loans of $150,000. In addition, subsequent to March 31, 2008, we have received approximately $298,000 in cash proceeds from various loans. Also, an officer has loaned us approximately $96,000 subsequent to March 31, 2008. Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives. On March 31, 2008, we entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of our common stock at an exercise price of $2.36 per share. The warrant has a ten year exercise period. On May 16, 2008, Harmonie has requested an extension of time to complete funding by May 30, 2008. As of May 19, 2008, funds under this agreement have not been received and there is no assurance that we will receive such proceeds.

We are actively pursuing additional debt/equity financing.  We believe that we will be successful in obtaining additional financing and that we will successfully integrate our subsidiaries to a level of profitability, however we have not yet achieved profitability, and no assurance can be provided that we will be able to do so.  If we are unable to raise sufficient additional funds or integrate our subsidiaries to a level of profitability, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that our efforts will be successful.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Revenues totaled $233,148 and $1,135,755 for the three months ended March 31, 2008 and 2007, respectively. We earned revenue during the three months ended March 31, 2008 from fees earned on debt collected by our collection agency, and as a percent of debt collected, flat settlement fee or monthly license fee at collection agencies, law firms, a lender and two banks that implemented our online system. Of the revenue earned during the three months ended March 31, 2008, $148,970 was earned as fees on debt collected at our collection agency and $84,178 was contingency fee income, based on a percentage of the amount of debt collected, monthly license fees or fees per settlement from accounts placed on our online system. Of the revenue earned during the three months ended March 31, 2007, $1,115,134 was earned as fees on debt collected at our collection agency and $20,620 was contingency fee income, based on a percentage of the amount of debt collected, monthly license fees or fees per settlement from accounts placed on our online system. The decline in revenue at First Performance is the result of the loss of four major clients during 2007. Such clients generated revenue of $991,153 and $2,098,303 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $1,646,006 for the three months ended March 31, 2008, an increase of $47,582 over payroll and related expenses of $1,598,424 for the three months ended March 31, 2007. This increase was due to an increase in employee stock based compensation expense. Non-cash stock based compensation expense was $1,127,369 and $156,514 for the three months ended March 31, 2008 and 2007, respectively. Salary expenses were $497,908 for the three months ended March 31, 2008, a decrease of $613,960 over salary expenses of $1,111,868 for the three months ended March 31, 2007 due to the closure of the First Performance Florida office and significant downsizing in 2007. Payroll tax expense of $48,223 for the three months ended March 31, 2008 represented a decrease of $75,109 over payroll tax expense of $123,332 for the three months ended March 31, 2007, also due to downsizing. The expenses for the three months ended March 31, 2008 for benefits, severance and miscellaneous were $48,733, $0 and 6,423, respectively versus expenses of $100,587, $27,583 and $78,540, respectively, for the three months ended March 31, 2007.

General and administrative expenses. General and administrative expenses amounted to $849,140 for the three months ended March 31, 2008, as compared to $1,531,625 for the three months ended March 31, 2007, a decrease of $682,485. Direct collection costs at First Performance decreased by $86,989 to $39,186 from $126,175 in the three months ended March 31, 2008 and 2007, respectively. The expense for stock based compensation for stock options granted to consultants for the three months ended March 31, 2008 was $82,650, as compared with stock based compensation in the amount of $166,574 for the three months ended March 31, 2007. Also, for the three months ended March 31, 2008 consulting fees totaled $124,241, as compared with $201,794 in consulting fees for the three months ended March 31, 2007, a decrease of $77,553, primarily related to the elimination of consultants to control costs. Legal fees decreased by $178,678 to $115,768 for the three months ended March 31, 2008 from $294,446 for the three months ended March 31, 2007, primarily due to the conclusion of the patent litigation against Apollo Enterprise Solutions in 2007. The expenses for occupancy, telecommunications, travel and office supplies for the three months ended March 31, 2008 were $103,521, $44,597, $46,138 and $25,938, respectively, as compared with expenses of $126,094, $141,481, $96,035 and $71,382 for occupancy, telecommunications, travel and office supplies, respectively, for the three months ended March 31, 2007, all due to strong costs control efforts in the second half of 2007 and the three months ended March 31, 2008. Marketing expenses decreased by $89,337 to $19,435 for the three months ended March 31, 2008 from $108,772 for the three months ended March 31, 2007, primarily due to the elimination of marketing consultants after March 31, 2007. Other general operating costs for the three months ended March 31, 2008, including insurance and accounting expenses, amounted to $247,667, as compared with $198,873 for the three months ended March 31, 2007.

Depreciation and amortization expense. For the three months ended March 31, 2008, we recorded depreciation expense of $34,361 and an expense of $16,152 for the amortization of intangibles recorded in connection with the acquisition of First Performance Corporation in January 2007. Depreciation expense and the amortization of intangibles for the three months ended March 31, 2007 was $35,535 and $17,250, respectively.

Interest income (expense). We recorded interest income, interest expense and interest expense - related parties of $190, ($29,388) and ($30,431) for the three months ended March 31, 2008, respectively, compared to interest income and interest expense of $36,770 and ($281), respectively, for the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 includes interest accrued on our lines of credit, investor notes and bank loans.

Amortization of deferred debt discount. Amortization expense of $501,674 was incurred for the three months ended March 31, 2008 for the amortization of the value of the deferred debt discount associated with our lines of credit and short term notes.

Liquidity and Capital Resources

We have historically raised funds through the sale of debt and equity instruments. As of March 31, 2008, we have entered into three lines of credit with related parties with current outstanding balances of $1,006,000. Also as of March 31, 2008, we also issued notes to unaffiliated investors for a total of $842,000 and obtained bank loans of $150,000. In addition, subsequent to March 31, 2008, we have received approximately $298,000 in cash proceeds from various loans. Also, an officer has loaned us approximately $96,000 subsequent to March 31, 2008. Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives. On March 31, 2008, we entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of our common stock at an exercise price of $2.36 per share. The warrant has a ten year exercise period. On May 16, 2008, Harmonie has requested an extension of time to complete funding by May 30, 2008. As of May 19, 2008, funds under this agreement have not been received and there is no assurance that we will receive such proceeds.

We are actively pursuing additional debt/equity financing.  We believe that we will be successful in obtaining additional financing and that we will successfully integrate First Performance to a level of profitability, however it has not yet achieved profitability, and no assurance can be provided that we will be able to do so.  If we are unable to raise sufficient additional funds or integrate our subsidiaries to a level of profitability, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that our efforts will be successful.

Critical Accounting Policies and Estimates

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

Accounts Receivable

The Company extends credit to large and mid-size companies for collection services. The Company has concentrations of credit risk as 68% of the balance of accounts receivable at March 31, 2008 consists of only three customers. At March 31, 2008, accounts receivable from the three largest accounts amounted to approximately $39,600 (27%), $38,027 (26%) and $21,108 (15%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. As of March 31, 2008, there were no circumstances which would have necessitated an interim analysis of its goodwill and intangible assets in accordance with SFAS 142.

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

At March 31, 2008, the Company had federal net operating loss (“NOL”) carry forwards for income tax purposes of approximately $21,000,000. These NOL carry forwards expire through 2027 but are limited due to section 382 of the Internal Revenue Code (the “382 Limitation”) which states that the NOL of any corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the Initial Public Offering described in Note 3 Debt Resolve’s NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $650,000 per year. The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration. For First Performance, Section 382 will limit their pre-acquisition NOL’s to approximately $35,000 per year, due to the acquisition described in Note 5.  The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration.  For the year ended December 31, 2007 the difference between the Federal statutory rate and the effective rate was due primarily to State taxes, non-deductibility of goodwill from the First Performance acquisition and change in the valuation allowance of approximately $4.2 million.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with a supportable trend, the valuation allowance will be reversed accordingly.

Stock-based compensation

The Company accounts for stock options and warrants issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”). Total stock-based compensation expense for the three months ended March 31, 2008 and 2007 amounted to $1,127,369 and $323,088, respectively.

The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of March 31, 2008, total unrecognized compensation cost amounted to $283,646, all of which is expected to be recognized in 2008 and 2009.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115.  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” “potential” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on April 16, 2008, in the section labeled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC. Management, including our President and Chief Financial Officer and our Chief Executive Officer supervised and participated in such evaluation. Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer and Chief Executive Officer have concluded that such controls and procedures are not effective at the "reasonable assurance" level. The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Internal Control over Financial Reporting

The Company’s independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically our President and Chief Financial Officer. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that the Company will be able to do so.

Management believes that its financial statements for the three months ended March 31, 2008 and 2007, fairly present, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2008, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable

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

Filing on Form 8-K dated January 7, 2008.
Filing on Form 8-K dated January 14, 2008.
Filing on Form 8-K dated January 29, 2008.
Filing on Form 8-K dated January 30, 2008.
Filing on Form 8-K dated April 4, 2008.
Filing on Form 8-K dated May 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008

DEBT RESOLVE, INC.

By:	/s/ Kenneth H. Montgomery
Kenneth H. Montgomery Chief Executive Officer (principal executive officer)

By:	/s/ David M. Rainey
David M. Rainey President and Chief Financial Officer (principal financial and accounting officer)