Form 10-Q
period 2008-06-30
DEBT RESOLVE INC
filed 2008-08-18
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JUNE 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite L7 White Plains, New York	10604
(Address of principal executive offices)	Zip Code)

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 14, 2008, 9,436,864 shares of the issuer’s Common Stock were issued and outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash	$27,489	$—
Restricted cash	30,191	67,818
Accounts receivable	103,950	84,013
Other receivable	4,712	200,000
Prepaid expenses and other current assets	63,446	108,189
Total current assets	229,788	460,020

Fixed assets, net	128,487	283,095

Other assets:
Deposits and other assets	108,780	108,780
Intangible assets, net	—	208,848
Total other assets	108,780	317,628
Total assets	$467,055	$1,060,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$2,503,794	$1,444,764
Accrued professional fees	1,255,473	1,003,550
Accrued closing costs - FPC	1,364,458	—
Collections payable	28,960	42,606
Short term notes (net of deferred debt
discount of $0 and $29,400,
respectively)	380,000	70,600
Short term note - related party	142,202	—
Lines of credit - related parties	1,037,121	1,011,000
Total current liabilities	6,712,008	3,572,520

Notes payable (net of deferred debt
discount of $211,631 and $70,975,
respectively)	611,369	254,025
Total liabilities	7,323,377	3,826,545

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares
authorized, $0.001 par value, none	—	—
issued and outstanding
Common stock, 100,000,000 shares	8,962	8,474
authorized, $0.001 par value,
8,961,864 and 8,474,363 shares issued
and outstanding
Additional paid-in capital	45,521,033	42,501,655
Accumulated deficit	(52,386,317)	(45,275,931)
Total stockholders’ deficiency	(6,856,322)	(2,765,802)
Total liabilities and stockholders’ deficiency	$467,055	$1,060,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$46,819	$12,507	$130,997	$33,128

Costs and expenses:
General and administrative expenses	2,014,030	2,930,906	3,890,490	4,550,123
Depreciation and amortization expense	14,433	14,380	28,970	28,178

Total expenses	2,028,463	2,945,286	3,919,460	4,578,301

Loss from operations	(1,981,644)	(2,932,779)	(3,788,463)	(4,545,173)

Other (expense) income:
Interest income	—	4,840	190	41,610
Interest expense	(33,498)	—	(58,692)	(70)
Interest expense - related parties	(34,071)	(7,633)	(65,008)	(7,635)
Amortization of deferred debt discount	(45,781)	—	(547,454)	—
Other income	(337)	—	(338)	10,080

Total other (expense) income	(113,687)	(2,793)	(671,302)	43,985

Loss from continuing operations	(2,095,331)	(2,935,572)	(4,459,765)	(4,501,188)
Loss from discontinued operations	(2,142,817)	(2,368,159)	(2,650,619)	(2,916,683)
Net loss	$(4,238,148)	$(5,303,731)	$(7,110,384)	$(7,417,871)

Net loss per common share:
basic and diluted (See Note 2)
Continuing operations	$(0.24)	$(0.38)	$(0.51)	$(0.58)
Discontinued operations	$(0.24)	$(0.31)	$(0.30)	$(0.38)
Total	$(0.48)	$(0.69)	$(0.81)	$(0.96)

Basic and diluted weighted average number of common shares
outstanding (See Note 2)	8,848,045	7,707,668	8,768,924	7,689,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss	$(4,459,765)	$(4,501,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,680,730	1,968,248
Amortization of deferred debt discount	547,455	—
Depreciation and amortization	28,970	28,178
Changes in operating assets & liabilities
Accounts receivable	(18,675)	6,465
Prepaid expenses and other current assets	46,609	27,288
Deferred acquisition costs	—	(758,663)
Deposits and other assets	—	(2,000)
Accounts payable and accrued expenses	812,134	609,678
Accrued professional fees	240,202	—
Net cash provided by (used in) continuing operating activities	(1,122,240)	(2,621,994)

Cash flows from continuing investing activities:
Purchases of fixed assets	—	(34,626)
Net cash used in continuing investing activities	—	(34,626)

Cash flows from continuing financing activities:
Proceeds from other receivable	200,000	—
Proceeds from long term loans	498,000	—
Proceeds from issuance of short term notes	717,202	—
Proceeds from line of credit	36,121	500,000
Repayment of short term notes	(295,000)	—
Repayment of line of credit	(10,000)	—
Proceeds from issuance of common stock	680,000
Proceeds from exercise of warrants	375	130,222
Net cash provided by continuing financing activities	1,826,698	630,222

Cash flows of discontinued operations
Net cash used in operating activities	(676,969)	(1,908,221)
Net cash used in investing activities	—	(1,083,850)
Net cash provided by financing activities	—	263,780
Net cash used in discontinued operations	(676,969)	(2,728,291)

Net increase (decrease) in cash and cash equivalents	27,489	(4,754,689)

Cash and cash equivalents at beginning of period	—	4,925,571

Cash and cash equivalents at end of period	$27,489	$170,882

Supplemental investing and financing activities:
Current assets acquired	—	$679,734
Fixed assets acquired	—	286,229
Deposits acquired	—	51,999
Intangible assets acquired	—	450,000
Goodwill recognized on purchase business combination	—	1,026,869
Accrued liabilities assumed in the acquisition	—	(1,573,252)
Direct acquisition costs	—	(71,579)
Non-cash consideration to seller	—	(350,000)
Cash paid to acquire business	$—	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Six Months Ended June 30, 2008 and the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

Balance at December 31, 2007			8,474,363	$8,474	$0	$42,501,655	($45,275,931)	$2,765,802)

Capital contributed from the exercise
of options and warrants			4,167	4		38		42

Capital contributed from the grant of
stock options to employees						1,499,719		1,499,719

Capital contributed from the accrual of
restricted stock to an employee						40,000		40,000

Capital contributed from the grant of
stock options to pay for consulting
services						82,650		82,650

Sales of common stock for cash						0		0

Amortization of deferred
compensation						0		0

Capital contributed from deferred
debt discount						115,600		115,600

Net loss							-2,872,237	-2,872,237
Balance at March 31, 2008			8,478,530	$8,478	$—	$44,199,662	($48,148,168)	($3,940,028)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Capital contributed from the exercise
of options and warrants			33,334	33		300		333

Capital contributed from the grant of
stock options to employees						495,261		495,261

Capital contributed from the issuance of restricted stock to an employee (reversing accrual)			50,000	50		-50		0

Capital contributed from the grant of
stock options to pay for consulting
services						58,150		58,150

Sales of common stock for cash			400,000	400		679,600		680,000

Amortization of deferred
compensation						0		0

Capital contributed from deferred
debt discount						88,110		88,110

Net loss							-4,238,148	-4,238,148

Balance at June 30, 2008			8,961,864	$8,962	$—	$45,521,033	($52,386,316)	($6,856,322)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other interim period.

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

The Company has historically raised funds through the sale of debt and equity instruments. As of June 30, 2008, the Company has entered into three lines of credit with related parties with current outstanding balances of $1,037,121. Also as of June 30, 2008, the Company also issued notes to unaffiliated investors for a total of $1,095,202 and obtained bank loans of $250,000. Subsequent to June 30, 2008, the Company has received approximately $250,000 in net cash proceeds from a loan. Also, an officer has loaned the Company approximately $172,732 as a result of paying certain bills on behalf of the Company. Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives.

On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of Company common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of common stock of the Company at an exercise price of $2.36 per share. The warrant has a ten-year exercise period. On May 16, 2008, Harmonie requested an extension until May 30, 2008 by which to complete the funding. Thereafter, Harmonie requested an additional extension until June 20, 2008. Although the Company declined to give Harmonie any additional formal extensions, the agreement has not been terminated, and the Company is currently continuing to work with Harmonie to complete funding of the transaction. Harmonie continues to confirm their commitment to fund but has failed to do so, nor has it offered any proof of funds nor provided a firm funding date. As of August 11, 2008, the Company has received no funding from Harmonie and believes that it is unlikely to receive such funding. In the event Harmonie does not fund within a reasonable period of time, the Company intends to pursue legal action.

Management is actively pursuing additional debt and equity financing.  Management believes that it will be successful in obtaining additional financing; however no assurance can be provided that the Company will be able to do so.  If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that such efforts will be successful.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, together with its wholly-owned subsidiary, First Performance Recovery Corporation, and DRV Capital LLC, a wholly-owned subsidiary (“DRV Capital”), together with its wholly-owned subsidiary, EAR Capital, LLC (“EAR”). The results of all subsidiaries, including DRV Capital, EAR, First Performance and First Performance Recovery are shown as discontinued operations in the financial statements. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported loss.

Stock-based compensation

The Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”). The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of June 30, 2008, total unrecognized compensation cost amounted to $145,567, all of which is expected to be recognized in 2008 and 2009. Total stock-based compensation expense for the three months ended June 30, 2008 and 2007 amounted to $553,411 and $1,645,160, respectively, and for the six months ended June 30, 2008 and 2007 amounted to $1,680,780 and $1,968,247, respectively.

The fair value of share-based payment awards, including options and warrants, granted during the periods was estimated using the Black-Scholes pricing model with the following assumptions (including a volatility factor derived from an index of comparable public entities) and weighted average fair values as follows:

	Six months ended June 30,
	2008	2007
Risk free interest rate range	2.10-3.50%	4.52-4.84%
Dividend yield	0%	0%
Expected volatility	81.1%	81.1%-96.7%
Expected life in years	3-7	3-7

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options and warrants aggregating 7,698,463 and 5,045,155, respectively at June 30, 2008 and 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

The Company’s issued and outstanding common shares do not include the underlying shares exercisable with respect to the issuance of 177,938 and 336,738 warrants, respectively, as of June 30, 2008 and 2007, exercisable at $0.01 per share related to a financing completed in June 2006. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

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

The operations of First Performance from January 19, 2007 through June 30, 2007 are included in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The following table presents the Company’s unaudited pro forma combined results of operations for the three and six months ended June 30, 2007, as if First Performance had been acquired at the beginning of the period.

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
	(unaudited)	(unaudited)

Revenues	$875,210	$2,173,233

Net loss	$(5,303,731)	$(7,603,996)

Pro-forma basic and diluted net loss per common share	$(0.69)	$(0.99)

Weighted average common shares outstanding - basic and diluted	7,707,668	7,703,358

The unaudited pro forma combined results are not necessarily indicative of the results that actually would have occurred if the First Performance acquisition had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

First Performance was closed on June 30,2008. As a result, the operations of First Performance have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. (See Note 6).

NOTE 4. NOTES PAYABLE:

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to August 31, 2008 for aggregate extension fees of $30,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $0 and $29,400, respectively. This note is guaranteed by Mssrs. Mooney and Burchetta, a Director and a Director/Officer of the Company, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $3,229 and $6,458, repectively. This note is guaranteed by Mr. Burchetta.

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $8,600 and $17,200, respectively. This note is guaranteed by Mr. Burchetta.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $3,383 and $5,639, respectively.

Between January 15, 2008 and February 8, 2008, an unaffiliated investor loaned the Company $75,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of June 30, 2008, the remaining outstanding balance on the loan is $30,000.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of June 30, 2008. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $9,567 and $12,756, respectively.

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 7%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008. The note was subsequently extended to October 1, 2008. The loan is secured by the assets of the Company and is personally guaranteed by Mr. Montgomery and Mr. Mooney, a director.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $6,317.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an 18-month note with a maturity date of October 10, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included an $18,000 service fee. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $14,685.

 NOTE 5. LINES OF CREDIT - RELATED PARTIES:

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a member of its Board of Directors. As of June 30, 2008, the outstanding balance on this line of credit was $576,000. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years and vest immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of June 30, 2008, the outstanding balance on this line of credit was $125,000.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. As of June 30, 2008, the Company had $336,121 in outstanding borrowings under this line of credit. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vests immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 6. DRV CAPITAL LLC AND FIRST PERFORMANCE CORP.– DISCONTINUED OPERATIONS:

On June 5, 2006, the Company formed a wholly-owned subsidiary, DRV Capital LLC to potentially purchase portfolios of defaulted consumer debt and attempt to collect on that debt. In December 2006, the Company formed a wholly-owned subsidiary of DRV Capital, EAR Capital I, LLC, for the limited purpose of purchasing and holding pools of debt funded in part by borrowings from Sheridan Asset Management, LLC (“Sheridan”). As of October 15, 2007, the Company ceased operations of DRV Capital and EAR, and all remaining portfolios were sold. As a result, the operations of DRV Capital have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the three and six months ended June 30, 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:

	Three months ended June 30, 2007	Six months ended June 30, 2007

Revenue	$1,127	$3,227

Payroll and related expenses	65,855	115,023
General and administrative expenses	80,018	125,459
Total expenses	145,873	240,482

Loss from operations	(144,746)	(237,255)

Interest expense	(13,858)	(29,909)

Loss from discontinued operations	$(158,604)	$(267,164)

On January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement. First Performance is an accounts receivable management agency with operations in Las Vegas, Nevada and formerly in Fort Lauderdale, Florida. First Performance was closed on June 30, 2008. As a result, the operations of First Performance have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the three and six months ended June 30, 2008 and 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Components of discontinued operations are as follows:

	Three months ended
	June 30, 2008	June 30, 2007

Revenue	$154,798	$861,577

Payroll and related expenses	280,748	962,569
General and administrative expenses	348,153	876,417
Impairment of goodwill and intangibles	176,545	1,179,080
Disposal of fixed asset	87,402	—
Accrual for closing costs for lease	1,367,558	—
Depreciation and amortization	34,563	52,831
Total expenses	2,294,969	3,070,897

Loss from operations	(2,140,171)	(2,209,320)

Interest expense	(5,408)	(233)
Other income	2,762	—

Loss from discontinued operations	$(2,142,817)	$(2,209,553)

	Six months ended
	June 30, 2008	June 30, 2007

Revenue	$303,768	$1,976,711

Payroll and related expenses	565,758	1,893,380
General and administrative expenses	681,829	1,456,438
Impairment of goodwill and intangibles	176,545	1,179,080
Disposal of fixed asset	87,402	—
Accrual for closing costs for lease	1,367,558	—
Depreciation and amortization	70,539	91,819
Total expenses	2,949,631	4,620,717

Loss from operations	(2,645,863)	(2,644,006)

Interest expense	(9,095)	(443)
Other income (expense)	4,339	(5,070)

Loss from discontinued operations	$(2,650,619)	$(2,649,519)

NOTE 7.  STOCK OPTIONS:

As of June 30, 2008, the Company has one qualified stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

A summary of option activity within the 2005 Plan during the six months ended June 30, 2008 is presented below:

	2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	820,000	$4.79	4.2 Years	$—
Granted	203,000	$1.32	6.7 Years	$—
Exercised	—	$—	—	$—
Forfeited or expired	(138,000)	$4.65	—	$—
Outstanding at June 30, 2008	885,000	$3.01	4.9 Years	$25,950
Exercisable at June 30, 2008	717,500	$3.26	4.8 Years	$25,950

As of June 30, 2008, the Company had 167,500 unvested options within the 2005 Plan.

On February 8, 2008, the Company issued options to purchase 150,000 shares of its common stock exercisable at $1.25 per share to a current employee. The stock options have an exercise period of seven years and vest 33% at issuance, 33% at the employee’s first anniversary and 34% on the second anniversary of employment. The grant was valued at $138,000 under the Black-Scholes pricing model, is being expensed over the vesting period and resulted in an expense during the six months ended June 30, 2008 of $107,334.

On February 8, 2008, the Company issued options to purchase 20,000 shares of its common stock exercisable at $1.25 per share to a current employee. The stock options have an exercise period of seven years and vested immediately. The grant was valued at $18,400 under the Black-Scholes pricing model and was expensed immediately.

On February 8, 2008, the Company issued options to purchase 3,000 shares of its common stock exercisable at $1.25 per share to a current employee. The stock options have an exercise period of seven years. The grant vests on the first anniversary of employment of the employee, which occurred during the six months ended June 30, 2008. The grant was valued at $2,760 under the Black-Scholes pricing model and was expensed during the six months ended June 30, 2008.

On February 8, 2008, the Board re-priced the exercise price of outstanding options of all current employees from their prior grant prices ranging from $4.10 to $5.00 to $1.50 per share. In connection with this re-pricing, the Company recorded additional stock based compensation expense of $266,765 during the six months ended June 30, 2008.

On June 3, 2008, the Company issued options to purchase 10,000 shares of its common stock exercisable at $1.84 per share to a current employee. The stock options have an exercise period of seven years and vested immediately. The grant was valued at $13,800 under the Black-Scholes pricing model and was expensed immediately.

On June 16, 2008, the Company issued options to purchase 20,000 shares of its common stock exercisable at $1.63 per share to a current employee. The stock options have an exercise period of seven years and vest 50% on the six month anniversary of the grant and 50% on the one-year anniversary of the grant. The grant was valued at $24,400 under the Black-Scholes pricing model and is being expensed over the vesting period, which resulted in an expense during the six months ended June 30, 2008 of $1,525.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

A summary of non-qualified stock option activity outside the 2005 Plan during the six months ended June 30, 2008 is presented below:

	2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,033,434	$4.97	6.3 Years	$—
Granted	1,886,500	$1.29	5.1 Years	$—
Exercised	—	$—	—	$—
Forfeited or Expired	(155,000)	$4.66	—	$—
Outstanding at June 30, 2008	4,764,934	$3.06	5.7 Years	$384,225
Exercisable at June 30, 2008	4,589,934	$3.15	5.7 Years	$384,225

As of June 30, 2008, the Company had 175,000 unvested stock options outside the 2005 Plan.

On February 8, 2008, the Company issued options to purchase 461,500 shares of its common stock exercisable at $1.25 per share to an officer, directors and a former director of the Company. The stock options have an exercise periods ranging from five to seven years. The grants vested immediately. The grants were valued at $412,315 under the Black-Scholes pricing model and were expensed immediately.

On June 3, 2008, the Company issued options to purchase 25,000 shares of its common stock exercisable at $1.84 per share to a Consultant who provides legal services to the Company. The stock options have an exercise period of seven years. The grant vested immediately. The grant was valued at $34,500 under the Black-Scholes pricing model and was expensed immediately.

On June 12, 2008, the Company issued options to purchase 350,000 shares of its common stock exercisable at $1.40 per share to an employee of the Company. The stock options have an exercise period of seven years. The grant vested immediately. The grant was valued at $364,000 under the Black-Scholes pricing model and was expensed immediately.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in prior periods in the amount of $168,697 during the six months ended June 30, 2008.

Stock based compensation for the three and six months ended June 30, 2008 and 2007 was recorded in the consolidated statements of operations as follows:
	Three months ended June 30,
	2008	2007

Payroll and related expenses	$495,261	$1,574,704
General and administrative expenses	$58,150	$70,456

	Six months ended June 30
	2008	2007

Payroll and related expenses	$1,539,930	$1,746,654
General and administrative expenses	$140,800	$221,594

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 8.  WARRANTS:

A summary of warrant activity as of January 1, 2008 and changes during the six months ended June 30, 2008 is presented below:

2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,042,770	$1.60	3.0 Years	—
Granted	449,000	$1.56	4.7 Years	—
Exercised	(37,501)	$0.01	—	—
Forfeited or Expired	(227,802)	$3.32	—	—
Outstanding at March 31, 2008	2,226,467	$1.44	3.2 Years	$463,705
Exercisable at March 31, 2008	2,001,467	$1.60	3.6 Years	$463,705

As of June 30, 2008, there were 225,000 unvested warrants to purchase shares of common stock.

On February 8, 2008, two warrants to purchase the common stock of the Company of 71,250 and 3,750 shares, respectively, were granted to two individuals who referred the candidate who became CEO of the Company in February 2008. The warrants have an exercise price of $1.25 per share and a term of five years. The warrants were valued at $60,000 under the Black-Scholes pricing model and were expensed immediately.

During the six months ended June 30, 2008, warrants to purchase 37,501 shares of common stock were exercised for proceeds of $375.

NOTE 9.  COMMITMENTS AND CONTINGENCIES:

Litigation

Our First Performance subsidiary received an action under the Texas Fair Debt Collection Practices Act and the Telephone Act. The plaintiff sought $10,000 in damages. The Company was granted summary judgment of the claim and a dismissal with prejudice. The Company has no liability under this action.

From time to time, the Company may be involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Operating leases

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. In accordance with SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At June 30, 2008, accrued rent payable totaled $13,911.

The Company also leases an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for annual escalations in rent. First Performance follows the requirements of SFAS 13 as does Debt Resolve. At June 30, 2008, accrued rent payable related to this lease totaled $29,941. Following the closure of First Performance, the Company is working with the landlord to terminate this lease. At June 30, First Performance took a charge for the remaining balance due on the lease of $1,394,930 due to closing the business.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Rent expense for the three months ended June 30, 2008 and 2007 was $97,891 and $147,382, respectively, and rent expense for the six months ended June 30, 2008 and 2007 was $201,412 and $273,475, respectively.

As of June 30, 2008, future minimum rental payments under the above corporate headquarters non-cancelable operating lease are as follows:

For the Years Ending December 31,	Amount

2008	$64,673
2009	130,164
2010	75,929
$270,766

Employment Agreement

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one-year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board. The grant of options has a seven-year term and vest 50% immediately and 50% on the six-month anniversary of his employment. The option grant was valued at $210,000 under the Black-Scholes pricing model, and the initial vesting was expensed immediately and the remainder of the grant is being expensed over the vesting period. The restricted shares were valued at $0.80 per share, the closing price on the date of the grant. There are no restrictions on this grant of stock, except that the stock is not registered and is therefore subject to SEC rules regarding unregistered stock. During the six months ended June 30, 2008, the Company recorded an expense relating to the option grant in the amount of $192,500.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS:

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

NOTE 11. RELATED PARTY TRANSACTIONS:

During the six months ended June 30, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984. Such amount is reflected in Accounts Payable and Accrued Liabilities as of June 30, 2008.

Between February 21, 2008 and June 30, 2008, an officer of the Company loaned to the Company a total of $142,202. The interest rate is 12% per annum, and the loan is repayable on demand.

NOTE 12. AMERICAN STOCK EXCHANGE DEFICIENCY LETTER:

    On January 7, 2008, the Company received a deficiency letter from the American Stock Exchange stating that it was not in compliance with specific provisions of the American Stock Exchange continued listing standards. Also on January 7, 2008, the Company provided a plan of remediation to the Exchange, and the plan was accepted. The Company was given 90 days to regain compliance with listing standards by April 7, 2008. As a result of the closing of the documentation by which Harmonie International LLC committed to invest $7 million in the common stock of the Company, the Exchange provided an extension of the time to regain compliance. On June 10, 2008, and having not been funded by Harmonie International LLC, the Exchange informed the Company that it was going to proceed with the delisting. In accordance with Exchange rules, the Company requested a hearing to contest the intention to de-list the Company from the Exchange. The hearing date has been set for August 27, 2008. The Company is working to complete alternate financing, which would provide capital to raise a defense against the de-listing petition. As of August 11, 2008, Harmonie has not completed funding according to the Securities Purchase Agreement of March 31, 2008, and management believes that such funding is not likely to occur. Upon de-listing the Company would trade on the Over-the-counter Bulletin Board once a market maker for the Company is engaged.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 13: CHARGES RELATED TO THE CLOSURE OF FIRST PERFORMANCE

At June 30, 2008, due to the closure of First Performance, the following charges were incurred and are reflected in the results of discontinued operations:

Write-off of Fixed Assets	$87,402
Write-off of Intangibles	176,545
Accrual of final lease costs	1,367,558

Total charges	$1,631,505

NOTE 14.  SUBSEQUENT EVENTS:

On July 28, 2008, an unaffiliated investor loaned the Company $300,000 on a 6 month note with a maturity date of January 28, 2009. The note carries interest at a rate of 15% interest per annum, with interest of $22,500 payable in advance from the proceeds. Terms of the loan included a $15,000 service fee. The outstanding principal and interest may be repaid, in whole or in part, at any time, but there is a 150,000 share penalty should the note be repaid prior to September 30, 2008. The note is secured by the assets of the Company. Legal fees of $12,500 were also incurred with the transaction.

On August 14, 2008, 475,000 shares of the Company’s common stock were issued to investors who supplied financing to the Company between December and April, 2008 through TRG, our West Coast marketing and financing partner.

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

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization. We have begun investigation of, and negotiations with, companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity. In the United Kingdom and the Benelux countries, we have engaged agents to represent us for sales and customer service for a flat monthly fee. Last year, we announced the signing of our first European customer, a U.K.-based large collection agency. We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings from previous investors or related parties, the proceeds from the sale of our common stock in our initial public offering, proceeds from notes with investors introduced to us by The Resolution Group, loans from a local bank and loans from other unaffiliated investors. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

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

In January 2007, we purchased the outstanding common stock of First Performance. First Performance was a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. Due to the loss of four major clients at First Performance during 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during year ended December 31, 2007. We also bought First Performance to use it as a laboratory to design and develop further enhancements of our DebtResolve system in an active operating environment. This effort has been successful, and a number of new enhancements are now in our pipeline. As a result, we no longer needed First Performance for this purpose and decided to close it effective June 30, 2008 to concentrate fully on our core business. Final closing activities will occur by August 31, 2008. As a result, the activity for First Performance and First Performance Recovery has been included in the accompanying condensed consolidated financial statements as discontinued operations.

Revenue streams associated with this business included contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.

We have historically raised funds through the sale of debt and equity instruments. As of June 30, 2008, we have entered into three lines of credit with related parties with current outstanding balances of $1,037,121. Also as of June 30, 2008, we also issued notes to unaffiliated investors for a total of $953,000 and obtained bank loans of $250,000. In addition, subsequent to June 30, 2008, we have received approximately $250,000 in cash proceeds from various loans. Also as of June 30, 2008, an officer has loaned us approximately $142,202. Management has informed the note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives.

On March 31, 2008, we entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of our common stock at an exercise price of $2.36 per share. The warrant has a ten year exercise period. On May 16, 2008, Harmonie requested an extension until May 30, 2008 by which to complete the funding. Thereafter, Harmonie requested an additional extension until June 20, 2008. Although the Company declined to give Harmonie any additional formal extensions, the agreement has not been terminated, and the Company is currently continuing to work with Harmonie to complete funding of the transaction. Harmonie continues to confirm their commitment to fund but has failed to do so, nor has it offered any proof of funds nor provided a firm funding date. As of August 11, 2008, the Company has received no funding from Harmonie and believes that it is unlikely to receive such funding. In the event Harmonie does not fund within a reasonable period of time, the Company intends to pursue legal action.

We are actively pursuing additional debt/equity financing.  We believe that we will be successful in obtaining additional financing, however no assurance can be provided that we will be able to do so.  If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that our efforts at raising additional financing will be successful.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues

Revenues totaled $46,819 and $12,507 for the three months ended June 30, 2008 and 2007, respectively. We earned revenue during the three months ended June 30, 2008 from a percent of debt collected, flat settlement fee or monthly license fee at collection agencies, a lender and two banks that implemented our online system. We earned revenue during the three months ended June 30, 2007 from contingency fee income, based on a percentage of the amount of debt collected, start up fees or fees per settlement from accounts placed on our online system.

Costs and Expenses

General and administrative expenses. General and administrative expenses amounted to $2,014,030 for the three months ended June 30, 2008, as compared to $2,930,906 for the three months ended June 30, 2007, a decrease of $916,876 or 31%. This decrease was primarily due to a decrease in employee stock based compensation expense and headcount reductions. Non-cash stock based compensation expense was $495,261 and $1,574,704 for the three months ended June 30, 2008 and 2007, respectively. Salary expenses were $371,970 for the three months ended June 30, 2008, a decrease of $170,162 over salary expenses of $542,132 for the three months ended June 30, 2007 due to downsizing later in 2007 and 2008. Payroll tax expense of $8,380 for the three months ended June 30, 2008 represented a decrease of $38,282 over payroll tax expense of $46,661 for the three months ended June 30, 2007 due to accrual of payrolls instead of payment in 2008 due to lack of funding. The expenses for the three months ended June 30, 2008 for benefits, severance and miscellaneous were $42,034, $2,083 and 8,187, respectively versus expenses of $61,765, $11,666 and $24, respectively, for the three months ended June 30, 2007. Allocations of salaries and benefits to subsidiaries was ($55,332) and ($172,370) for the three months ended June 30, 2008 and 2007, respectively, with lower allocations in 2008 due to lower corporate headcount and the 2007 closure of DRV Capital. These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than payroll and related expense.

The expense for stock based compensation for stock options granted to consultants for the three months ended June 30, 2008 was $738,150, as compared with stock based compensation in the amount of $70,456 for the three months ended June 30, 2007 due to the stock grants to TRG investors in three months ended June 30, 2008. Also, for the three months ended June 30, 2008 consulting fees totaled $106,267, as compared with $267,299 in consulting fees for the three months ended June 30, 2007, a decrease of $161,033, primarily related to the elimination of consultants to control costs. Legal fees increased by $2,503 to $82,424 for the three months ended June 30, 2008 from $79,921 for the three months ended June 30, 2007. The expenses for occupancy, telecommunications, travel and office supplies for the three months ended June 30, 2008 were $31,139, $20,115, $10,453 and $1,851, respectively, as compared with expenses of $30,823, $63,139, $89,997 and $12,357 for occupancy, telecommunications, travel and office supplies, respectively, for the three months ended June 30, 2007, all due to cost control efforts in the second half of 2007 and the three months ended March 31, 2008. Marketing expenses decreased by $85,154 to $24,110 for the three months ended June 30, 2008 from $109,264 for the three months ended June 30, 2007, primarily due to the elimination of marketing consultants after March 31, 2007. Other general operating costs for the three months ended June 30, 2008, including insurance and accounting expenses, amounted to $85,288, as compared with $74,876 for the three months ended June 30, 2007. As with payroll expenses, allocations of general and administrative expense to subsidiaries was ($67,999) and ($28,287) for the three months ended June 30, 2008 and 2007, respectively, with higher allocations in 2008 due to higher audit and legal expenses allocable to First Performance in 2008. These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than general and administrative expense.

Depreciation and amortization expense. For the three months ended June 30, 2008 and 2007, we recorded depreciation expense of $14,433 and $14,380, respectively.

Interest income (expense). We recorded interest income, interest expense and interest expense - related parties of $0, ($33,498) and ($34,071) for the three months ended June 30, 2008, respectively, compared to interest income, interest expense and interest expense - related parties of $4,840, $0 and ($7,633), respectively, for the three months ended June 30, 2007. Interest expense for the three months ended June 30, 2008 includes interest accrued on our lines of credit, investor notes and bank loans.

Amortization of deferred debt discount. Amortization expense of $45,781 was incurred for the three months ended June 30, 2008 for the amortization of the value of the deferred debt discount associated with our lines of credit and short term notes.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

Revenues totaled $130,997 and $33,128 for the six months ended June 30, 2008 and 2007, respectively. We earned revenue during the six months ended June 30, 2008 from a percent of debt collected, flat settlement fee, flat placement fee or monthly license fee at collection agencies, a lender and two banks that implemented our online system. We earned revenue during the six months ended June 30, 2007 from contingency fee income, based on a percentage of the amount of debt collected, start up fees or fees per settlement from accounts placed on our online system.

Costs and Expenses

General and administrative expenses. General and administrative expenses amounted to $3,890,490 for the six months ended June 30, 2008, as compared to $4,549,390 for the six months ended June 30, 2007, a decrease of $658,900 or 14%. This decrease was primarily due to a decrease in employee stock based compensation expense and headcount reductions. Non-cash stock based compensation expense was $1,539,980 and $1,731,218 for the six months ended June 30, 2008 and 2007, respectively. Salary expenses were $678,883 for the six months ended June 30, 2008, a decrease of $330,594 or 33% over salary expenses of $1,009,477 for the six months ended June 30, 2007 due to downsizing later in 2007 and 2008. Payroll tax expense of $37,280 for the six months ended June 30, 2008 represented a decrease of $56,488 over payroll tax expense of $93,767 for the six months ended June 30, 2007 due to accrual of payrolls instead of payment in 2008 due to lack of funding and headcount reductions from 2007. The expenses for the six months ended June 30, 2008 for benefits, severance and miscellaneous were $72,071, $2,083 and 12,893, respectively versus expenses of $108,787, $39,249 and $12,088, respectively, for the six months ended June 30, 2007. Allocations of salaries and benefits to subsidiaries was ($109,612) and ($262,391) for the six months ended June 30, 2008 and 2007, respectively, with lower allocations in 2008 due to lower corporate headcount and the 2007 closure of DRV Capital. These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than payroll and related expense.

The expense for stock based compensation for stock options granted to consultants for the six months ended June 30, 2008 was $820,800, as compared with stock based compensation in the amount of $237,030 for the six months ended June 30, 2007 due to the stock grants to TRG investors in six months ended June 30, 2008. Also, for the six months ended June 30, 2008 consulting fees totaled $222,809, as compared with $444,093 in consulting fees for the six months ended June 30, 2007, a decrease of $221,285, primarily related to the elimination of consultants to control costs. Legal fees decreased by $207,934 to $146,568 for the six months ended June 30, 2008 from $354,502 for the six months ended June 30, 2007 due to strong cost control. The expenses for occupancy, telecommunications, travel and office supplies for the six months ended June 30, 2008 were $64,808, $39,581, $55,539 and $2,258, respectively, as compared with expenses of $61,645, $124,034, $165,267 and $29,738 for occupancy, telecommunications, travel and office supplies, respectively, for the six months ended June 30, 2007, all due to cost control efforts in the second half of 2007 and the three months ended March 31, 2008. Marketing expenses decreased by $174,491 to $43,545 for the six months ended June 30, 2008 from $218,036 for the six months ended June 30, 2007, primarily due to the elimination of marketing consultants after March 31, 2007. Other general operating costs for the six months ended June 30, 2008, including insurance and accounting expenses, amounted to $218,322, as compared with $156,560 for the six months ended June 30, 2007. As with payroll expense, allocation of general and administrative expense to subsidiaries was ($116,969) and ($122,889) for the six months ended June 30, 2008 and 2007, respectively. These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than general and administrative expense.

Depreciation and amortization expense. For the six months ended June 30, 2008 and 2007, we recorded depreciation expense of $28,970 and $28,178, respectively.

Interest income (expense). We recorded interest income, interest expense and interest expense - related parties of $190, ($58,692) and ($65,008) for the six months ended June 30, 2008, respectively, compared to interest income, interest expense and interest expense - related parties of $41,610, ($70) and ($7,633), respectively, for the six months ended June 30, 2007. Interest expense for the six months ended June 30, 2008 includes interest accrued on our lines of credit, investor notes and bank loans.

Amortization of deferred debt discount. Amortization expense of $547,454 was incurred for the six months ended June 30, 2008 for the amortization of the value of the deferred debt discount associated with our lines of credit and short term notes.

Liquidity and Capital Resources

During the six months ended June 30, 2008, the largest items affecting operating cash were the adjustments for non-cash stock based compensation and the amortization of deferred debt discount, as well as the accrual of payables not able to be paid due to insufficient cash on hand during the period. For the six months ended June 30, 2007, both non-cash stock based compensation and the accrual of unpaid payables were also significant adjustments to operating cash, as well as the expenses incurred during the Creditors Interchange transaction under “Deferred acquisition costs”.

Significantly more financing activity occurred during the six months ended June 30, 2008 because there was cash still on hand from the IPO during the six months ended June 30, 2007.

During the six months ended June 30, 2007, significant cash resources were used for the purchase and operation of First Performance and the start-up and operation of DRV Capital. Cash used for operating activities in discontinued operations for the six months ended June 30, 2008 related to the operations of First Performance.

We have historically raised funds through the sale of debt and equity instruments. As of June 30, 2008, we have entered into three lines of credit with related parties with current outstanding balances of $1,037,121. Also as of June 30, 2008, we also issued notes to unaffiliated investors for a total of $953,000 and obtained bank loans of $250,000. In addition, subsequent to June 30, 2008, we have received approximately $250,000 in cash proceeds from a loan. Also, an officer has loaned us approximately $142,202 as of June 30, 2008. Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives. On March 31, 2008, we entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of our common stock at an exercise price of $2.36 per share. The warrant has a ten year exercise period. On May 16, 2008, Harmonie requested an extension until May 30, 2008 by which to complete the funding. Thereafter, Harmonie requested an additional extension until June 20, 2008. Although the Company declined to give Harmonie any additional formal extensions, the agreement has not been terminated, and the Company is currently continuing to work with Harmonie to complete funding of the transaction. Harmonie continues to confirm their commitment to fund but has failed to do so, nor has it offered any proof of funds nor provided a firm funding date. As of August 11, 2008, the Company has received no funding from Harmonie and believes that it is unlikely to receive such funding. In the event Harmonie does not fund within a reasonable period of time, the Company intends to pursue legal action.

We are actively pursuing additional debt/equity financing.  We believe that we will be successful in obtaining additional financing, however no assurance can be provided that we will be able to do so.  If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. However, there can be no assurance that our efforts will be successful.

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

Accounts Receivable

The Company extends credit to large and mid-size companies for collection services. The Company has concentrations of credit risk as 91% of the balance of accounts receivable at June 30, 2008 consists of only two customers. At June 30, 2008, accounts receivable from the two largest accounts amounted to approximately $19,625 (52%) and $14,741 (39%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Stock-based compensation

The Company accounts for stock options and warrants issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”). Total stock-based compensation expense for the three months ended June 30, 2008 and 2007 amounted to $553,411 and $1,645,160, respectively. Total stock-based compensation expense for the six months ended June 30, 2008 and 2007 amounted to $1,680,780 and $1,968,247, respectively.

The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of June 30, 2008, total unrecognized compensation cost amounted to $145,567, all of which is expected to be recognized in 2008 and 2009.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Charges related to closure of First Performance

At June 30, 2008, due to the closure of First Performance, the following charges were incurred and are reflected in the results of discontinued operations:
Write-off of Fixed Assets	$87,402
Write-off of Intangibles	176,545
Accrual of final lease costs	1,367,558

Total charges	$1,631,505

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

Management believes that its financial statements for the three and six months ended June 30, 2008 and 2007, fairly present, in all material respects, its financial condition and results of operations. During the three and six months ended June 30, 2008, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Filing on Form 8-K dated January 7, 2008.
Filing on Form 8-K dated January 14, 2008.
Filing on Form 8-K dated January 29, 2008.
Filing on Form 8-K dated January 30, 2008.
Filing on Form 8-K dated April 4, 2008.
Filing on Form 8-K dated May 16, 2008.
Filing on Form 8-K dated May 30, 2008.
Filing on Form 8-K dated June 10, 2008.
Filing on Form 8-K dated June 23, 2008.
Filing on Form 8-K dated August 8, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2008

DEBT RESOLVE, INC.

By: /s/ KENNETH H. MONTGOMERY Kenneth H. Montgomery Chief Executive Officer (principal executive officer

By: /s/ DAVID M. RAINEY David M. Rainey President and Chief Financial Officer (principal financial and accounting officer)