Form 10-Q
period 2008-09-30
DEBT RESOLVE INC
filed 2008-11-19
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-29525

DEBT RESOLVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Westchester Avenue, Suite 213 White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

As of November 14, 2008, 9,786,864 shares of the issuer’s Common Stock were issued and 9,336,864 were outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2008
	(Unaudited)	December 31, 2007
Current assets:
Cash	$2,527	$--
Restricted cash	18	67,818
Accounts receivable	17,890	84,013
Other receivable	--	200,000
Prepaid expenses and other current assets	159,026	108,189
Total current assets	179,461	460,020

Fixed assets, net	114,144	283,095

Other assets:
Deposits and other assets	94,855	108,780
Intangible assets, net	--	208,848
Total other assets	94,855	317,628

Total assets	$388,461	$1,060,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:	$2,753,256
Accounts payable and accrued liabilities		$1,444,764
Accrued professional fees	1,297,408	1,003,550
Accrued closing costs - FPC	1,350,931	--
Collections payable	--	42,606
Convertible debenture (net of deferred debt discount of $300,000 and $0, respectively)	--	--
Short term notes (net of deferred debt discount of $0 and $29,400, respectively)	380,000	70,600
Lines of credit – related parties	1,198,623	1,011,000
Total current liabilities	6,980,218	3,572,520

Notes payable (net of deferred debt discount of $97,422 and $70,975, respectively)	725,578	254,025
Total liabilities	7,705,796	3,826,545

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding	--	--
Common stock, 100,000,000 shares authorized, $0.001 par value, 9,236,864 and 8,474,363 shares issued and outstanding, respectively	9,687	8,474
Additional paid-in capital	46,353,083	42,501,655
Treasury stock, 450,000 shares issued	(450)	--
Accumulated deficit	(53,679,655)	(45,275,931)
Total stockholders’ deficiency	(7,317,335)	(2,765,802)
Total liabilities and stockholders’ deficiency	$388,461	$1,060,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$17,143	$13,810	$148,140	$46,938

Costs and expenses:
General and administrative expenses	1,013,136	2,499,761	4,903,627	7,049,885
Depreciation and amortization expense	14,343	14,380	43,313	42,558

Total expenses	1,027,479	2,514,141	4,946,940	7,092,443

Loss from operations	(1,010,336)	(2,500,331)	(4,798,800)	(7,045,505)

Other (expense) income:
Interest income	--	27	190	41,637
Interest expense	(36,906)	(3,064)	(104,509)	(3,135)
Interest expense – related parties	(43,594)	(16,644)	(99,692)	(24,278)
Amortization of deferred debt discount	(114,208)	--	(661,663)	--
Other income	(2,829)	--	(3,166)	10,080

Total other (expense) income	(197,537)	(19,681)	(868,840)	24,304
Loss from continuing operations	(1,207,873)	(2,520,012)	(5,667,639)	(7,021,201)
Loss from discontinued operations	(85,466)	(811,474)	(2,736,085)	(3,728,158)
Net loss	$(1,293,339)	$(3,331,486)	$(8,403,724)	$(10,749,359)

Net loss per common share:
basic and diluted (See Note 2)
Continuing operations	$(0.13)	$(0.31)	$(0.64)	$(0.90)
Discontinued operations	$(0.01)	$(0.10)	$(0.30)	$(0.48)
Total	$(0.14)	$(0.41)	$(0.94)	$(1.38)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	9,175,673	8,054,031	8,905,496	7,812,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss	$(5,667,639)	$(7,021,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	2,503,056	2,323,069
Issuance of common stock for funding and services	845,500	--
Stock placed in escrow (treasury)	(450)	--
Amortization of deferred debt discount	206,663	--
Depreciation and amortization	43,313	42,558
Changes in operating assets & liabilities
Accounts receivable	5,240	(1,356)
Prepaid expenses and other current assets	(51,876)	(96,849)
Deferred acquisition costs	--	--
Deposits and other assets	--	--
Accounts payable and accrued expenses	1,177,847	697,794
Accrued professional fees	208,786	--
Net cash (used in) continuing operating activities	(729,560)	(4,055,985)

Cash flows from continuing investing activities:
Purchases of fixed assets	--	(34,626)
Net cash used in continuing investing activities	--	(34,626)

Cash flows from continuing financing activities:
Proceeds from other receivable	200,000	--
Proceeds from long term loans	498,000	--
Proceeds from convertible debenture	300,000	--
Proceeds from issuance of short term notes	575,000	--
Proceeds from line of credit	304,623	510,258
Repayment of short term notes	(295,000)	--
Repayment of line of credit	(16,000)	--
Proceeds from issuance of common stock	--	1,759,980
Proceeds from exercise of warrants	375	198,219
Net cash provided by continuing financing activities	1,566,998	2,468,457

Cash flows of discontinued operations
Net cash used in operating activities	(733,855)	(2,553,190)
Net cash used in investing activities	(56)	(719,717)
Net cash provided by financing activities	(101,000)	(29,253)
Net cash used in discontinued operations	(834,911)	(3,302,160)

Net increase (decrease) in cash and cash equivalents	2,527	(4,924,314)

Cash and cash equivalents at beginning of period	--	4,925,571

Cash and cash equivalents at end of period	$2,527	$1,257

Supplemental investing and financing activities:
Current assets acquired	--	$679,734
Fixed assets acquired	--	286,229
Deposits acquired	--	51,999
Intangible assets acquired	--	450,000
Goodwill recognized on purchase business combination	--	1,042,205
Accrued liabilities assumed in the acquisition	--	(1,573,252)
Direct acquisition costs	--	(71,579)
Non-cash consideration to seller	--	(350,000)
Cash paid to acquire business	$--	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007
(Unaudited)

	Preferred Stock		Common Stock
							Deficit
							Accumulated
					Additional		During the
	Number of		Number of		Paid in	Treasury	Development
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Total
Balance at December 31, 2007			8,474,363	$8,474	$42,501,655	$0	$(45,275,931)	$(2,765,802)
Capital contributed from the exercise of options and warrants			4,167	4	38			42
Capital contributed from the grant of stock options to employees					1,459,719			1,459,719
Capital contributed from the accrual of issuance of restricted stock to an employee					40,000			40,000
Capital contributed from the grant of stock options to pay for consulting services					82,650			82,650
Capital contributed from deferred debt discount					115,600			115,600
Net loss							-2,872,237	-2,872,237
Balance at March 31, 2008			8,478,530	$8,478	$44,199,662	$0	$(48,148,168)	$(3,940,028)
Capital contributed from the exercise of options and warrants			33,334	33	300			333
Capital contributed from the grant of stock options to employees					495,261			495,261
Capital contributed from the issuance of restricted stock to an employee (reversing accrual)			50,000	50	-50			0
Capital contributed from the grant of stock options to pay for consulting services					58,150			58,150
Sales of common stock for cash			400,000	400	679,600			680,000
Capital contributed from deferred debt discount					88,110			88,110
Net loss							-4,238,148	-4,238,148
Balance at June 30, 2008			8,961,864	$8,962	$45,521,033	$0	$(52,386,316)	$(6,856,322)
Capital contributed from the grant of stock options to employees					357,925			357,925
Capital contributed from the grant of stock options to pay for consulting services					9,400			9,400
Issuance of common stock for funding and services			725,000	725	164,725			615,000
Capital contributed from deferred debt discount					300,000			300,000
Stock issued for escrow						-450		-450
Net loss							-1,293,339	-1,293,339
Balance at September 30, 2008			9,686,864	$9,687	$46,353,083	$0	$(53,679,655)	$(7,317,335)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  The Company has suffered significant recurring operating losses, has a working capital deficiency and needs to raise additional capital in order to be able to accomplish its business plan objectives.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has historically raised funds through the sale of debt and equity instruments.  As of September 30, 2008, the Company has entered into four lines of credit with related parties with current outstanding balances of $1,198,623.  Also as of September 30, 2008, the Company also issued notes to unaffiliated investors for a total of $1,253,000 and obtained bank loans of $250,000.  Subsequent to September 30, 2008, the Company has received approximately $100,000 in net cash proceeds from a loan and completed a small private placement for net cash proceeds of $25,000.  Also, an officer has loaned the Company approximately $184,180 as a result of paying certain bills on behalf of the Company.  Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding of $5 million or more that the Company receives.

On March 31, 2008, the Company entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of Company common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of common stock of the Company at an exercise price of $2.36 per share.  The warrant has a ten-year exercise period.  On May 16, 2008, Harmonie requested an extension until May 30, 2008 by which to complete the funding.  Thereafter, Harmonie requested an additional extension until June 20, 2008.  Although the Company declined to give Harmonie any additional formal extensions, the agreement has not been formally terminated.  Harmonie continues to confirm their commitment to fund but has failed to do so, nor has it offered any proof of funds nor provided a firm funding date.  As of November 14, 2008, the Company has received no funding from Harmonie and believes that it is very unlikely to receive such funding.  The Company expects to begin legal action shortly.

Management is actively pursuing additional debt and equity financing.  Management believes that it will be successful in obtaining additional financing; however no assurance can be provided that the Company will be able to do so.  If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  However, there can be no assurance that such efforts will be successful.  In the event that the Company is not able to raise sufficient funding, the Company may have to seek bankruptcy protection.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of September 30, 2008 are accrued professional fees of $1,297,408 and accrued closing costs for First Performance of $1,350,931. The Company owed 12 vendors a total of $1,871,873 at September 30, 2008, each of whom was individually owed in excess of 10% of total Company assets.

Stock-based compensation

The Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”).  The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model.  The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period.  As of September 30, 2008, total unrecognized compensation cost amounted to $50,116, all of which is expected to be recognized in 2008 and 2009.  Total stock-based compensation expense for the three months ended September 30, 2008 and 2007 amounted to $367,326 and $354,821, respectively, and for the nine months ended September 30, 2008 and 2007 amounted to $2,048,106 and $2,323,069, respectively.

The fair value of share-based payment awards, including options and warrants, granted during the periods was estimated using the Black-Scholes pricing model with the following assumptions (including a volatility factor derived from an index of comparable public entities) and weighted average fair values as follows:

	Nine months ended September 30,
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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities realizable from the exercise of options and warrants aggregating 8,112,451 and 5,453,265, respectively at September 30, 2008 and 2007, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares do not include the underlying shares exercisable with respect to the issuance of 177,938 and 232,106 warrants, respectively, as of September 30, 2008 and 2007, exercisable at $0.01 per share related to a financing completed in June 2006.  In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

NOTE 3. ACQUISITION OF FIRST PERFORMANCE CORPORATION:

On January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement.  First Performance was an accounts receivable management agency, formerly with operations in Las Vegas, Nevada and Fort Lauderdale, Florida.

The operations of First Performance from January 19, 2007 through September 30, 2007 are included in the Company’s unaudited condensed consolidated financial statements as discontinued operations.  The following table presents the Company’s unaudited pro forma combined results of operations for the three and nine months ended September 30, 2007, as if First Performance had been acquired at the beginning of the period.

	For the three months ended September 30,	For the nine months ended September 30,
	2007	2007
	(unaudited)	(unaudited)

Revenues	$526,818	$2,700,051

Net loss	$(3,331,486)	$(10,935,483)

Pro-forma basic and diluted net loss per common share	$(0.41)	$(1.40)

Weighted average common shares outstanding – basic and diluted	8,054,031	7,821,533

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 4.  NOTES PAYABLE:

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note.  The note carries 12% interest per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  The note matured on February 28, 2008 and was extended to November 30, 2008 for aggregate extension fees of $45,000.  In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012.  The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model.  The debt discount was amortized over the initial term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $0 and $29,400, respectively.  This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company.

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009.  The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note.  As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The note is secured by the assets of the Company.  In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012.  The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $12,917 and $19,375, respectively.  This note is guaranteed by Mr. Burchetta.

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The note is secured by the assets of the Company.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $8,600 and $25,800, respectively.  This note is guaranteed by Mr. Burchetta.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of July 25, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013.  The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $3,383 and $9,022, respectively.

Between January 15, 2008 and February 8, 2008, an unaffiliated investor loaned the Company $75,000 on a short term basis.  The interest rate is 12% per annum, and the loan is repayable on demand.  As of September 30, 2008, the remaining outstanding balance on the loan is $30,000.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of September 30, 2008.  The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013.  The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $9,567 and $22,322, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 6%) for 30 days.  On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008.  On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008.  The note was subsequently extended to January 1, 2009.  The loan is secured by the assets of the Company and is personally guaranteed by Mr. Montgomery and Mr. Mooney, an officer/director and a director, respectively.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of September 27, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013.  The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $6,317 and $12,633, respectively.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 through an amendment to an earlier note with a maturity date of June 21, 2009.  The amended note for a total of $323,000 retained the requirement for the Company to repay the note after raising $500,000 subsequent to the note.  In September, 2008, the Company had raised more than $500,000, and the note has not been repaid.  As a result, this note is in default.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  Terms of the loan included an $18,000 service fee.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The note is secured by the assets of the Company and is guaranteed by Mr. Burchetta.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $73,425 and $88,110, respectively.

NOTE 5.  CONVERTIBLE DEBENTURE:

On July 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month note with a maturity date of January 31, 2009.  The note carries interest at a rate of 15% interest per annum, with interest for the six month period of $22,500 payable in advance at closing.  The note is secured by 450,000 shares held in escrow pending repayment by the maturity date.  On September 30, 2008, the original note was exchanged for a convertible debenture with a maturity date of March 30, 2009.  The debenture is convertible at a 50% discount to the 20 previous days’ volume weighted closing price on the date of conversion.  In addition, the Exchange Agreement required that 150,000 shares be issued to Able in consideration of the exchange of the note for the convertible debenture.  The debenture was recorded net of a deferred debt discount of $50,000 and net of a beneficial conversion feature of $250,000, based on the relative fair value of the shares and the conversion feature under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three and nine months ended September 30, 2008, the Company recorded no amortization of the debt discount or beneficial conversion feature related to this debenture.

 NOTE 6.  LINES OF CREDIT – RELATED PARTIES:

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs.  Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company.  Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company.  Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a member of its Board of Directors.  As of September 30, 2008, the outstanding balance on this line of credit was $576,000.  On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman.  The term of the options is three years and vest immediately.  The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance.  Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  As of September 30, 2008, the outstanding balance on this line of credit was $119,000.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance.  Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012.  The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model.  The debt discount was fully amortized during the year ended December 31, 2007.  As of September 30, 2008, the Company had $345,421 in outstanding borrowings under this line of credit.  Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman.  On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share.  This option has a term of three years and vests immediately.  The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

Between February 21, 2008 and July 1, 2008, an officer of the Company, Kenneth H. Montgomery, loaned the Company $158,202.  Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  In conjunction with this line of credit, the Company also issued options to purchase 350,000 shares of common stock at an exercise price of $1.00 per share with an expiration date of July 15, 2015.  The grant was valued at $262,500 under the Black-Scholes pricing model and was expensed immediately.  In addition, Mr. Montgomery has paid $184,180 of bills on behalf of the Company as of November 1, 2008.

NOTE 7.  DRV CAPITAL LLC AND FIRST PERFORMANCE CORP.– DISCONTINUED OPERATIONS:

On June 5, 2006, the Company formed a wholly-owned subsidiary, DRV Capital LLC (“DRV Capital”), to potentially purchase portfolios of defaulted consumer debt and attempt to collect on that debt.  In December 2006, the Company formed a wholly-owned subsidiary of DRV Capital, EAR Capital I, LLC, for the limited purpose of purchasing and holding pools of debt funded in part by borrowings from Sheridan Asset Management, LLC (“Sheridan”).  As of October 15, 2007, the Company ceased operations of DRV Capital and EAR, and all remaining portfolios were sold.  As a result, the operations of DRV Capital have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the three and nine months ended September 30, 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Components of discontinued operations are as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Revenue	$591	$3,818
Payroll and related expenses	67,749	182,772
General and administrative expenses	29,335	154,795
Total expenses	97,084	337,566

Loss from operations	(96,493)	(333,748)

Interest expense	(8,551)	(38,460)

Loss from discontinued operations	$(105,045)	$(372,209)

On January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement.  First Performance was an accounts receivable management agency, formerly with operations in Las Vegas, Nevada and Fort Lauderdale, Florida.  First Performance was closed on June 30, 2008.  As a result, the operations of First Performance have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the three and nine months ended September 30, 2008 and 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:

	Three months ended
	September 30, 2008	September 30, 2007

Revenue	$(3,026)	$512,417

Payroll and related expenses	38,166	745,488
General and administrative expenses	47,517	373,068
Impairment of goodwill and intangibles	--	27,255
Disposal of fixed asset	--	68,329
Accrual for closing costs for lease	--	--
Depreciation and amortization	--	42,327
Total expenses	85,683	1,256,467

Loss from operations	(88,709)	(744,050)

Interest expense	(105)	(1,281)
Other income	3,348	38,902

Loss from discontinued operations	$(85,466)	$(706,429)

                                                                                                                          DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007

Revenue	$300,742	$2,489,128

Payroll and related expenses	603,924	2,638,868
General and administrative expenses	732,446	1,795,023
Impairment of goodwill and intangibles	176,545	1,206,335
Disposal of fixed asset	87,402	68,329
Accrual for closing costs for lease	1,364,458	--
Depreciation and amortization	70,539	134,146
Total expenses	3,035,314	5,842,701

Loss from operations	(2,734,572)	(3,353,573)

Interest expense	(9,200)	(1,724)
Other income (expense)	7,687	(652)

Loss from discontinued operations	$(2,736,085)	$(3,355,949)

NOTE 8.  STOCK OPTIONS:

As of September 30, 2008, the Company has one qualified stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

A summary of option activity within the 2005 Plan during the nine months ended September 30, 2008 is presented below:

	2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	820,000	$4.79	4.2 Years	$--
Granted	203,000	$1.32	6.4 Years	$--
Exercised	--	$--	--	$--
Forfeited or expired	(138,000)	$4.65	--	$--
Outstanding at September 30, 2008	885,000	$3.01	4.7 Years	$--
Exercisable at September 30, 2008	727,500	$3.23	4.6 Years	$--

As of September 30, 2008, the Company had 157,500 unvested options within the 2005 Plan.

On February 8, 2008, the Company issued options to purchase 150,000 shares of its common stock exercisable at $1.25 per share to a current employee.  The stock options have an exercise period of seven years and vest 33% at issuance, 33% at the employee’s first anniversary and 34% on the second anniversary of employment.  The grant was valued at $138,000 under the Black-Scholes pricing model, is being expensed over the vesting period and resulted in an expense during the nine months ended September 30, 2008 of $116,533.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

On February 8, 2008, the Company issued options to purchase 3,000 shares of its common stock exercisable at $1.25 per share to a current employee.  The stock options have an exercise period of seven years.  The grant vests on the first anniversary of employment of the employee, which occurred during the nine months ended September 30, 2008.  The grant was valued at $2,760 under the Black-Scholes pricing model and was expensed during the nine months ended September 30, 2008.

On February 8, 2008, the Board re-priced the exercise price of outstanding options of all current employees from their prior grant prices ranging from $4.10 to $5.00 to $1.50 per share.  In connection with this re-pricing, the Company recorded additional stock based compensation expense of $266,421 during the nine months ended September 30, 2008.

On June 3, 2008, the Company issued options to purchase 10,000 shares of its common stock exercisable at $1.84 per share to a current employee.  The stock options have an exercise period of seven years and vested immediately.  The grant was valued at $13,800 under the Black-Scholes pricing model and was expensed immediately.

On June 16, 2008, the Company issued options to purchase 20,000 shares of its common stock exercisable at $1.63 per share to a current employee.  The stock options have an exercise period of seven years and vest 50% on the six month anniversary of the grant and 50% on the one-year anniversary of the grant.  The grant was valued at $24,400 under the Black-Scholes pricing model and is being expensed over the vesting period, which resulted in an expense during the nine months ended September 30, 2008 of $10,675.

A summary of non-qualified stock option activity outside the 2005 Plan during the nine months ended September 30, 2008 is presented below:

	2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,033,434	$4.79	6.3 Years	$--
Granted	2,311,500	$1.16	5.2 Years	$--
Exercised	--	$--	--	$--
Forfeited or expired	(155,000)	$4.66	--	$--
Outstanding at September 30, 2008	5,189,934	$2.89	5.6 Years	$--
Exercisable at September 30, 2008	5,189,934	$2.89	5.6 Years	$--

As of September 30, 2008, the Company had no unvested stock options outside the 2005 Plan.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

On September 9, 2008, the Company issued options to purchase 75,000 shares of its common stock exercisable at $0.70 per share to a Consultant who provides legal services to the Company.  The stock options have an exercise period of seven years.  The grant vested immediately.  The grant was valued at $39,000 under the Black-Scholes pricing model and was expensed immediately.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in prior periods in the amount of $197,201 during the nine months ended September 30, 2008.

Stock based compensation for the three and nine months ended September 30, 2008 and 2007 was recorded in the consolidated statements of operations as follows:

	Three months ended September 30,
	2008	2007

Payroll and related expenses	$357,926	$337,721
General and administrative expenses	$9,400	$17,100

	Nine months ended September 30,
	2008	2007

Payroll and related expenses	$1,897,906	$2,068,939
General and administrative expenses	$150,200	$238,694

NOTE 9.  WARRANTS:

A summary of warrant activity as of January 1, 2008 and changes during the nine months ended September 30, 2008 is presented below:

	2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,042,770	$1.60	3.0 Years	--
Granted	449,000	$1.56	4.4 Years	--
Exercised	(37,501)	$0.01	--	--
Forfeited or expired	(238,814)	$3.28	--	--
Outstanding at September 30, 2008	2,215,455	$1.44	3.0 Years	$69,396
Exercisable at September 30, 2008	1,990,455	$1.60	3.4 Years	$69,396

As of September 30, 2008, there were 225,000 unvested warrants to purchase shares of common stock.

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

During the nine months ended September 30, 2008, warrants to purchase 37,501 shares of common stock were exercised for proceeds of $375.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 10.  ISSUANCE OF COMMON STOCK

In connection with the Company’s sale of a $300,000 convertible debenture on July 30, 2008, the Company issued 450,000 common shares as treasury stock and granted a security interest in the shares to the debenture holder.  The Company excludes the treasury shares from the number of outstanding shares used to determine its net loss per share.

On September 18, two share issuances occurred.  The first issuance was 225,000 shares to a vendor to provide certain services.  The second issuance was 50,000 shares to an investor for forbearance on a note.

NOTE 11.    COMMITMENTS AND CONTINGENCIES:

Litigation

Our First Performance subsidiary settled an employment claim with a former employee for approximately $25,000.  Due to the closure of First Performance and the cessation of revenue generating activities, settlement was never paid as First Performance had no funds with which to effect settlement.  The claimant is attempting to enjoin Debt Resolve to get it to pay the claim, plus damages related to the non-payment of the original settlement.  With damages and attorney’s fees, the claimant is attempting to compel satisfaction for the adjusted amount of $110,000.  This potential action would occur in Florida.

The Company has received complaints from several vendors relating to unpaid bills.  The total amount of bills subject to this litigation is approximately $430,000.  Judgment to enforce payment of these obligations prior to the Company being able to generate adequate funding to continue operations as well as pay these obligations would have a material adverse effect on the Company’s ability to continue as a going concern.

The Company sent a demand letter to Compass Bank requesting $7 million as a result of the failure of Harmonie International to complete funding of its stock purchase.  Compass had sent the Company a letter verifying that funds were in transit.  Compass filed a complaint in the United States District Court for the Southern District of Texas seeking a declaratory judgment that Compass is not liable for Harmonie’s failure to fund.  In its complaint, Compass admits fraud by a former employee in this matter.  The Company has engaged Texas counsel to defend this matter and counterclaim for additional damages based on the decline in the Company’s stock price as a result of Harmonie’s failure to fund based on Compass providing proof of funds in transit.

From time to time, the Company may be involved in various litigation in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Operating leases

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent.  In accordance with SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount.  At September 30, 2008, accrued rent payable totaled $12,602.

The Company also leased an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for annual escalations in rent.  First Performance follows the requirements of SFAS 13 as does Debt Resolve.  At September 30, 2008, there was no accrued rent payable related to this lease as a credit totaling $29,941 was taken at the close of the business in June.  Following the closure of First Performance, the Company is working with the landlord to terminate this lease.  At June 30, First Performance took a charge for the remaining balance due on the lease of $1,394,930 due to closing the business, reduced by the credit for the accrued rent payable to a balance of $1,364,989.

Rent expense for the three months ended September 30, 2008 and 2007 was $31,916 and $140,177, respectively, and rent expense for the nine months ended September 30, 2008 and 2007 was $1,600,886 and $413,652, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

As of September 30, 2008, future minimum rental payments under the above corporate headquarters non-cancelable operating lease are as follows:

For the Years Ending December 31,	Amount
2008	$32,541
2009	130,164
2010	75,929
$238,634

Employment Agreement

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer.  The agreement has a one-year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date.  Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors.  Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board.  The grant of options has a seven-year term and vest 50% immediately and 50% on the six-month anniversary of his employment.  The option grant was valued at $210,000 under the Black-Scholes pricing model, and the initial vesting was expensed immediately and the remainder of the grant is being expensed over the vesting period.  The restricted shares were valued at $0.80 per share, the closing price on the date of the grant.  There are no restrictions on this grant of stock, except that the stock is not registered and is therefore subject to SEC rules regarding unregistered stock.  During the nine months ended September 30, 2008, the Company recorded an expense relating to the option grant in the amount of $210,000. As of September 30, 2008, the Company owes $93,750 in salary under the agreement.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

NOTE 13.  RELATED PARTY TRANSACTIONS:

During the nine months ended September 30, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984.  Such amount is reflected in Accounts Payable and Accrued Liabilities as of September 30, 2008.

Certain Company directors and an officer personally guarantee the Company’s notes payable and its’ bank loan (Note 4).

NOTE 14.  AMERICAN STOCK EXCHANGE DEFICIENCY LETTER:

On January 7, 2008, the Company received a deficiency letter from the American Stock Exchange stating that it was not in compliance with specific provisions of the American Stock Exchange continued listing standards. Also on January 7, 2008, the Company provided a plan of remediation to the Exchange, and the plan was accepted.  The Company was given 90 days to regain compliance with listing standards by April 7, 2008.  As a result of the closing of the documentation by which Harmonie International LLC committed to invest $7 million in the common stock of the Company, the Exchange provided an extension of the time to regain compliance.  On June 10, 2008, and having not been funded by Harmonie International LLC, the Exchange informed the Company that it was going to proceed with the delisting.  In accordance with Exchange rules, the Company requested a hearing to contest the intention to de-list the Company from the Exchange.  The hearing was held on August 27, 2008.  On October 3, 2008, de-listing of the Company occurred, and the Company now trades on the Over-the-counter Bulletin Board.

NOTE 15.  CHARGES RELATED TO THE CLOSURE OF FIRST PERFORMANCE:

At June 30, 2008, due to the closure of First Performance, the following charges were incurred and are reflected in the results of discontinued operations:

Write-off of Fixed Assets	$87,402
Write-off of Intangibles	176,545
Accrual of final lease costs	1,364,458

Total charges	$1,628,405

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 16.  SUBSEQUENT EVENTS:

On October 10, 2008, an unaffiliated investor purchased 100,000 shares of stock for cash proceeds of $25,000.  The investor was granted a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On October 14, 2008, at a meeting of the Company’s Board, the Board acting as Compensation Committee granted 1,200,000 restricted shares and 1,200,000 options to purchase the Company’s common stock at an exercise price of $0.17 per share and an exercise period of seven years to the four members of the Board and an officer of the Company.

On November 14, 2008, an unaffiliated investor loaned the Company $100,000 on a short term convertible debenture with a maturity date of December 31, 2008.  The note carries interest of $7,000 payable in advance at closing.  A default rate of 22% applies to the outstanding balance after the maturity date.  The debenture is convertible into any subsequent financing at the terms of the financing, at the investor’s option.  The investor was granted 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.12 per share.  The warrant has a five year exercise period.

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

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve system, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  We have marketed our service primarily to consumer personal credit and credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States and Europe.  We intend to market our service to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online.  We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail.  We believe that healthcare, with its low balances due on co-pays and deductibles, will be an ideal market for our system.  We believe that expanding to more recently past-due portfolios of any such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle these types of debt, and we make contact with these creditors in our normal course of business.

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations.  We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization.  We have begun investigation of, and negotiations with, companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity.  In the United Kingdom and the Benelux countries, we have engaged agents to represent us for sales and customer service for a flat monthly fee or a percentage of amounts recovered.  Last year, we announced the signing of our first European customer, a U.K.-based large collection agency.  However, we no longer have this client as a customer.  We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insufficient to fund our operations.  We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in three private financings, short-term borrowings from previous investors or related parties, the proceeds from the sale of our common stock in our initial public offering, proceeds from notes with investors introduced to us by The Resolution Group, loans from a local bank and loans and convertible notes from other unaffiliated investors.  In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives.  We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities.  Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks.  We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

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

In January 2007, we also entered into the business of purchasing and collecting debt.  Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we bought two portfolios of charged-off debt at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempted to collect on that debt by utilizing both our DebtResolve system and also traditional collection methods.  On October 15, 2007, we notified our debt buying business partners that we would no longer be buying portfolios of debt on the open market, since many of our current and future partners are debt buyers.  We sold our remaining portfolios and repaid all outstanding loans.  As a result, the activity for DRV Capital has been included in the accompanying unaudited condensed consolidated financial statements as discontinued operations.  In the future, we may use our DRV Capital entity to participate with one or more of our debt buying customers in purchasing a percentage of their portfolio, for the purpose of getting a larger percentage of the portfolio to collect and to enhance the introduction our DebtResolve system to new debt buying clients.  We have no plans at the present time to engage in this activity.

In January 2007, we purchased the outstanding common stock of First Performance.  First Performance was a collection agency that represents both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto.  Due to the loss of four major clients at First Performance during 2007, we performed two interim impairment analyses in accordance with SFAS 142.  As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during year ended December 31, 2007.  We also bought First Performance to use it as a laboratory to design and develop further enhancements of our DebtResolve system in an active operating environment.  This effort has been successful, and a number of new enhancements are now in our pipeline.  As a result, we no longer needed First Performance for this purpose and decided to close it effective June 30, 2008 to concentrate fully on our core business and to reduce cash expenses from funding the First Performance losses.  As a result, the activity for First Performance and First Performance Recovery has been included in the accompanying condensed consolidated financial statements as discontinued operations.

We have historically raised funds through the sale of debt and equity instruments. As of September 30, 2008, we have entered into four lines of credit with related parties with current outstanding balances of $1,198,623.  Also as of September 30, 2008, we also issued notes to unaffiliated investors for a total of $1,253,000 and obtained bank loans of $250,000.  In addition, subsequent to September 30, 2008, we have received approximately $125,000 in cash proceeds from a private placement of common stock and a loan.  Management has informed the note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives.

On March 31, 2008, we entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of our common stock at an exercise price of $2.36 per share.  The warrant has a ten year exercise period.  On May 16, 2008, Harmonie requested an extension until May 30, 2008 by which to complete the funding.  Thereafter, Harmonie requested an additional extension until June 20, 2008.  Although the Company declined to give Harmonie any additional formal extensions, the agreement has not been terminated.  Harmonie continues to confirm their commitment to fund but has failed to do so, nor has it offered any proof of funds nor provided a firm funding date.  As of November 14, 2008, the Company has received no funding from Harmonie and believes that it is very unlikely to receive such funding.  The Company intends to pursue legal action in the near future.

We are actively pursuing additional debt/equity financing.  We believe that we will be successful in obtaining additional financing, however no assurance can be provided that we will be able to do so.  If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  However, there can be no assurance that our efforts at raising additional financing will be successful.  In the event that our fundraising efforts do not succeed, the Company may have to seek bankruptcy protection.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues

Revenues totaled $17,143 and $13,810 for the three months ended September 30, 2008 and 2007, respectively.  We earned revenue during the three months ended September 30, 2008 from contingency fee income, based on a percent of debt collected or fees per settlement at a lender and two banks that implemented our online system.  We earned revenue during the three months ended September 30, 2007 from contingency fee income, based on a percentage of the amount of debt collected or fees per settlement from accounts placed on our online system.

Costs and Expenses

General and administrative expenses.  General and administrative expenses amounted to $1,013,136 for the three months ended September 30, 2008, as compared to $1,539,950 for the three months ended September 30, 2007, a decrease of $466,814 or 30%.  This decrease was due to decreases in almost every expense category due to headcount reductions and cost containment.  Non-cash stock based compensation expense for employees was $357,926 and $337,721 for the three months ended September 30, 2008 and 2007, respectively.  Salary expenses were $206,136 for the three months ended September 30, 2008, a decrease of $294,495 over salary expenses of $500,632 for the three months ended September 30, 2007 due to downsizing later in 2007 and 2008.  Payroll tax expense of $7,062 for the three months ended September 30, 2008 represented a decrease of $21,368 over payroll tax expense of $28,429 for the three months ended September 30, 2007 due to accrual of payrolls instead of payment in 2008 due to lack of funding.  The expenses for the three months ended September 30, 2008 for benefits, severance and miscellaneous were $11,912, $0 and $0, respectively versus expenses of $49,662, $(102) and $1,325, respectively, for the three months ended September 30, 2007.  Allocations of salaries and benefits to subsidiaries was $0 and ($240,836) for the three months ended September 30, 2008 and 2007, respectively.  Allocations ceased effective July 1, 2008 with the closure of First Performance.  DRV Capital was closed in the 4th quarter of 2007.  These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than payroll and related expense.

The expense for stock based compensation for stock options granted to consultants for the three months ended September 30, 2008 was $144,400, as compared with stock based compensation in the amount of $17,100 for the three months ended September 30, 2007 due to the stock grants to new investors in three months ended September 30, 2008.  Also, for the three months ended September 30, 2008 consulting fees totaled $55,107, as compared with $270,764 in consulting fees for the three months ended September 30, 2007, a decrease of $215,657, primarily related to the elimination of consultants to control costs.  Legal fees decreased by $226,876 to $68,771 for the three months ended September 30, 2008 from $295,647 for the three months ended September 30, 2007.  The expenses for occupancy, telecommunications, travel and office supplies and maintenance for the three months ended September 30, 2008 were $31,916, $21,251, $2,556 and $7,785, respectively, as compared with expenses of $30,882, $43,417, $36,807 and $3,774 for occupancy, telecommunications, travel and office supplies and maintenance, respectively, for the three months ended September 30, 2007, all due to cost control efforts in the second half of 2007 and the nine months ended September 30, 2008.  Marketing expenses decreased by $33,920 to $22,135 for the three months ended September 30, 2008 from $56,054 for the three months ended September 30, 2007, primarily due to the elimination of marketing consultants after June 30, 2007.  Other general operating costs for the three months ended September 30, 2008, including insurance and accounting expenses, amounted to $76,180, as compared with $140,717 for the three months ended September 30, 2007.  As with payroll expenses, allocations of general and administrative expense to subsidiaries was $0 and ($32,042) for the three months ended September 30, 2008 and 2007, respectively, with allocations ceasing on July 1, 2008 due to the closure of First Performance.  DRV Capital had already been closed in the 4th quarter of 2007.  These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than general and administrative expense.

Terminated acquisition costs.  During the three months ended September 30, 2007, we terminated the Creditors Interchange transaction.  As a result, all costs associated with the proposed acquisition were charged to terminated acquisition costs in the amount of $959,811 on September 30, 2007.

Depreciation and amortization expense.  For the three months ended September 30, 2008 and 2007, we recorded depreciation expense of $14,343 and $14,380, respectively.

Interest income (expense).  We recorded interest income, interest expense and interest expense – related parties of $0, ($36,906) and ($43,594) for the three months ended September 30, 2008, respectively, compared to interest income, interest expense and interest expense – related parties of $27, ($3,064) and ($16,644), respectively, for the three months ended September 30, 2007.  Interest expense for the three months ended September 30, 2008 includes interest accrued on our lines of credit, convertible debentures, investor notes and bank loans.

Amortization of deferred debt discount.  Amortization expense of $114,208 was incurred for the three months ended September 30, 2008 for the amortization of the value of the deferred debt discount associated with our lines of credit and short term notes.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

Revenues totaled $148,140 and $46,938 for the nine months ended September 30, 2008 and 2007, respectively.  We earned revenue during the nine months ended September 30, 2008 from contingency fee income, based on a percentage of the amount of debt collected, fees per settlement, fees per placement or monthly license fees at collection agencies, a lender and two banks that implemented our online system.  We earned revenue during the nine months ended September 30, 2007 from contingency fee income, based on a percentage of the amount of debt collected, start up fees or fees per settlement from accounts placed on our online system.

Costs and Expenses

General and administrative expenses.  General and administrative expenses amounted to $4,903,627 for the nine months ended September 30, 2008, as compared to $6,090,073 for the nine months ended September 30, 2007, a decrease of $1,126,446 or 19%.  This decrease was due to across-the-board expense reductions due to headcount reductions and cost control.  Non-cash stock based compensation expense was $1,897,906 and $2,068,939 for the nine months ended September 30, 2008 and 2007, respectively.  Salary expenses were $815,020 for the nine months ended September 30, 2008, a decrease of $695,089 or 46% over salary expenses of $1,510,109 for the nine months ended September 30, 2007 due to downsizing later in 2007 and 2008.  Payroll tax expense of $44,341 for the nine months ended September 30, 2008 represented a decrease of $78,518 over payroll tax expense of $122,859 for the nine months ended September 30, 2007 due to accrual of payrolls instead of payment in 2008 due to lack of funding and headcount reductions from 2007.  The expenses for the nine months ended September 30, 2008 for benefits, severance and miscellaneous were $83,982, $2,083 and $82,893, respectively versus expenses of $158,449, $39,148 and $12,750, respectively, for the nine months ended September 30, 2007.  Allocations of salaries and benefits to subsidiaries was ($109,612) and ($503,227) for the nine months ended September 30, 2008 and 2007, respectively, with lower allocations in 2008 due to lower corporate headcount, the June 2008 closure of First Performance and the October 2007 closure of DRV Capital.  These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than payroll and related expense.

The expense for stock based compensation for stock options granted to consultants for the nine months ended September 30, 2008 was $965,200, as compared with stock based compensation in the amount of $254,130 for the nine months ended September 30, 2007 due to the stock grants to TRG and other investors in nine months ended September 30, 2008.  Also, for the nine months ended September 30, 2008 consulting fees totaled $277,915, as compared with $714,857 in consulting fees for the nine months ended September 30, 2007, a decrease of $436,942, primarily related to the elimination of consultants to control costs.  Legal fees decreased by $434,810 to $215,339 for the nine months ended September 30, 2008 from $650,149 for the nine months ended September 30, 2007 due to strong cost control and the Apollo litigation in 2007.  The expenses for occupancy, telecommunications, travel and office supplies and maintenance for the nine months ended September 30, 2008 were $96,724, $60,833, $58,095 and $10,043, respectively, as compared with expenses of $92,527, $167,451, $202,073 and $33,511 for occupancy, telecommunications, travel and office supplies and maintenance, respectively, for the nine months ended September 30, 2007, all due to cost control efforts in the second half of 2007 and the nine months ended September 30, 2008.  Marketing expenses decreased by $208,411 to $65,680 for the nine months ended September 30, 2008 from $274,090 for the nine months ended September 30, 2007, primarily due to the elimination of marketing consultants after June 30, 2007.  Other general operating costs for the nine months ended September 30, 2008, including insurance and accounting expenses, amounted to $454,154, as compared with $447,189 for the nine months ended September 30, 2007.  As with payroll expense, allocation of general and administrative expense to subsidiaries was ($116,969) and ($154,931) for the nine months ended September 30, 2008 and 2007, respectively.  These allocations are eliminated in consolidation, but the amounts for DRV Capital and First Performance are in discontinued operations rather than general and administrative expense.

Terminated acquisition costs.  During the three months ended September 30, 2007, we terminated the Creditors Interchange transaction.  As a result, all costs associated with the proposed acquisition were charged to terminated acquisition costs in the amount of $959,811 on September 30, 2007.

Depreciation and amortization expense.  For the nine months ended September 30, 2008 and 2007, we recorded depreciation expense of $43,313 and $42,557, respectively.

Interest income (expense).  We recorded interest income, interest expense and interest expense – related parties of $190, ($104,509) and ($99,692) for the nine months ended September 30, 2008, respectively, compared to interest income, interest expense and interest expense – related parties of $41,637, ($3,135) and ($24,278), respectively, for the nine months ended September 30, 2007.  Interest expense for the nine months ended September 30, 2008 includes interest accrued on our lines of credit, convertible debentures, investor notes and bank loans.

Amortization of deferred debt discount.  Amortization expense of $661,663 was incurred for the nine months ended September 30, 2008 for the amortization of the value of the deferred debt discount associated with our lines of credit and short term notes.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, the largest items affecting operating cash were the adjustments for non-cash stock based compensation and the amortization of deferred debt discount, as well as the accrual of payables not able to be paid due to insufficient cash on hand during the period.  For the nine months ended September 30, 2007, both non-cash stock based compensation and the accrual of unpaid payables were also significant adjustments to operating cash, as well as the expenses incurred during the Creditors Interchange transaction under “Terminated acquisition costs”.

Significantly more financing activity occurred during the nine months ended September 30, 2008 because there was cash still on hand from the IPO during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, significant cash resources were used for the purchase and operation of First Performance and the start-up and operation of DRV Capital.  Cash used for operating activities in discontinued operations for the nine months ended September 30, 2008 related to the operations of First Performance.

We have historically raised funds through the sale of debt and equity instruments.  As of September 30, 2008, we have entered into four lines of credit with related parties with current outstanding balances of $1,198,623.  Also as of September 30, 2008, we also issued notes to unaffiliated investors for a total of $1,253,000 and obtained bank loans of $250,000.  In addition, subsequent to September 30, 2008, we have received approximately $125,000 in cash proceeds from a loan and a small private placement.  Also, an officer has paid bills on behalf of us in the amount of $184,180, as of September 30, 2008.  Management has informed these note holders that some or all of these loans would be re-paid at the next significant funding that the Company receives.

On March 31, 2008, we entered into a private placement agreement with Harmonie International LLC (“Harmonie”) for the sale of 2,966,102 shares of common stock for cash proceeds of $7,000,000.  Harmonie is also to receive a warrant to purchase up to 3,707,627 of our common stock at an exercise price of $2.36 per share.  The warrant has a ten year exercise period.   On May 16, 2008, Harmonie requested an extension until May 30, 2008 by which to complete the funding.  Thereafter, Harmonie requested an additional extension until June 20, 2008.  Although the Company declined to give Harmonie any additional formal extensions, the agreement has not been terminated.  Harmonie continues to confirm their commitment to fund but has failed to do so, nor has it offered any proof of funds nor provided a firm funding date.  As of November 14, 2008, we have received no funding from Harmonie and believes that it is very unlikely to receive such funding.  We intend to pursue legal remedies shortly.

We are actively pursuing additional debt/equity financing.  We believe that we will be successful in obtaining additional financing, however no assurance can be provided that we will be able to do so.  If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  However, there can be no assurance that our efforts will be successful.  If we are not able to raise adequate funding, we may have to seek bankruptcy protection.

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

Accounts Receivable

The Company extends credit to large and mid-size companies for collection services.  The Company has concentrations of credit risk as 100% of the balance of accounts receivable at September 30, 2008 consists of only two customers.  At September 30, 2008, accounts receivable from continuing activities from the two accounts amounted to approximately $11,880 (85%) and $2,086 (15%), respectively.  The Company does not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly.  Management determines collectibility based on their experience and knowledge of the customers.

Stock-based compensation

The Company accounts for stock options and warrants issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”).  Total stock-based compensation expense for the three months ended September 30, 2008 and 2007 amounted to $367,326 and $354,821, respectively.  Total stock-based compensation expense for the nine months ended September 30, 2008 and 2007 amounted to $2,048,106 and $2,323,069, respectively.

The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model.  The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period.  As of September 30, 2008, total unrecognized compensation cost amounted to $50,116, all of which is expected to be recognized in 2008 and 2009.

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

Charges related to closure of First Performance

At June 30, 2008, due to the closure of First Performance, the following charges were incurred and are reflected in the results of discontinued operations:

Write-off of Fixed Assets	$87,402
Write-off of Intangibles	176,545
Accrual of final lease costs	1,364,458

Total charges	$1,628,405

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC. Management, including our President and Chief Financial Officer and our Chief Executive Officer, supervised and participated in such evaluation. Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

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

Management believes that its financial statements for the three and nine months ended September 30, 2008 and 2007, fairly present, in all material respects, its financial condition and results of operations.  During the three and nine months ended September 30, 2008, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO.  The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our First Performance subsidiary settled an employment claim with a former employee for approximately $25,000.  Due to the closure of First Performance and the cessation of revenue generating activities, settlement was never paid as First Performance had no funds with which to effect settlement.  The claimant is attempting to enjoin Debt Resolve to get it to pay the claim, plus damages related to the non-payment of the original settlement.  With damages and attorney’s fees, the claimant is attempting to compel satisfaction for the adjusted amount of $110,000.  This potential action would occur in Florida.

The Company has received complaints from several vendors relating to unpaid bills.  The total amount of bills subject to this litigation is approximately $430,000.  Judgment to enforce payment of these obligations prior to the Company being able to generate adequate funding to continue operations as well as pay these obligations would have a material adverse effect on the Company’s ability to continue as a going concern.

The Company sent a demand letter to Compass Bank requesting $7 million as a result of the failure of Harmonie International to complete funding of its stock purchase.  Compass had sent the Company a letter verifying that funds were in transit.  Compass filed a complaint in the United States District Court for the Southern District of Texas seeking a declaratory judgment that Compass is not liable for Harmonie’s failure to fund.  In its complaint, Compass admits fraud by a former employee in this matter.  The Company has engaged Texas counsel to defend this matter and counterclaim for additional damages based on the decline in the Company’s stock price as a result of Harmonie’s failure to fund based on Compass providing proof of funds in transit.

From time to time, the Company may be involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2008, the Company completed a small private placement for net cash proceeds of $25,000 for 100,000 shares of common stock and 125,000 warrants at an exercise price of $0.25 per share and a five year exercise period.  Neither the shares nor warrants were registered securities. The proceeds were used for general working capital purposes.

Item 3.  Defaults upon Senior Securities

An unaffiliated investor loaned the Company a toal of $323,000 in December, 2007 and April, 2008. The loan has a provision requiring repayment upon the Company raising an aggregate of $500,000 subsequent to the loan.  The Company reached this limit in September, 2008, causing a default with regard to the loan.  As of November 14, 2008, the loan has not bee repaid, and the Company is in discussions with the lender to cure the default.  As a result of the default on this note, the cross-default provisions were triggered on eight other notes of the Company.

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
 Filing on Form 8-K dated May 30, 2008.
 Filing on Form 8-K dated June 10, 2008.
 Filing on Form 8-K dated June 23, 2008.
 Filing on Form 8-K dated August 8, 2008.
 Filing on Form 8-K/A dated August 20, 2008
 Filing on Form 8-K/A dated August 20, 3008
 Filing on Form 8-K/A dated October 1, 2008
 Filing on Form 8-K dated November 11, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2008	DEBT RESOLVE, INC.

	By:	/s/ Kenneth h. Montgomery
Kenneth H. Montgomery
Chief Executive Officer (principal executive officer)

By:	/s/ David M. Rainey
David M. Rainey
President and Chief Financial Officer (principal financial and accounting officer)