Form 10-K/A
period 2007-12-31
DEBT RESOLVE INC
filed 2009-04-24
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  1-33110

DEBT RESOLVE, INC.

(Name of small business issuer in its charter)

Delaware

33-0889197

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

150 White Plains Road, Suite 108

Tarrytown, New York

10591

(Address of principal executive offices)

 (Zip Code)

           (914) 949-5500

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $.001 per share	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [	]
Non-accelerated filer [	]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $15,302,923, based on a closing price of $2.35 per share on April 11, 2008, as quoted on the American Stock Exchange.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

As of April 11, 2008, 8,478,530 shares of the issuer’s Common Stock were issued and outstanding.

Documents Incorporated by Reference: None

DEBT RESOLVE, INC.

TABLE OF CONTENTS

PART II.
Item 8A.	Controls and procedures	4

PART III.
Item 13.	Exhibits	5

Signatures		6

Exhibits

EXPLANATORY NOTE

Debt Resolve, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “2007 Form 10-KSB”), which was originally filed on April 16, 2008, solely to amend and replace Items 8A(T) Controls and Procedures and Exhibits 31.1 and 31.2 for the year ended December 31, 2007.

ITEM 8A(T).  Controls and Procedures

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  In order to evaluate the effectiveness of internal control over financial reporting, our management has conducted an assessment using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our company’s internal control over financial reporting, as defined in rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2007.  The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions.   This material weakness has also affected controls related to Board activity, in that this same employee is responsible for the preparation of Board minutes.  As a result, our management has concluded that our controls are not effective as of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2007, our internal controls over financial reporting were materially impacted by our acquisition of First Performance, which took place on January 19, 2007.  First Performance is a collection agency which employs approximately 25 people.  The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer.  We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated and included in this report. Our internal controls over financial reporting were also materially impacted by significant downsizing in 2007, which resulted in most legal, financial and administrative duties resting on one employee.  Based on review and assess ment, our management believes that the design and operation of the consolidated company’s disclosure controls and procedures are not effective, as discussed above.

PART III.

ITEM 13.  Exhibits

(a)  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

_________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 22, 2009

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

Signature	Title	Date

/s/ JAMES D. BURCHETTA	Chairman of the Board and Founder	April 22, 2009
James D. Burchetta

/s/ KENNETH H. MONTGOMERY	Chief Executive Officer	April 22, 2009
Kenneth H. Montgomery	(principal executive officer)

/s/ DAVID M. RAINEY	President and Chief Financial Officer,	April 22, 2009
David M. Rainey	Treasurer and Secretary
(principal financial and accounting officer)

/s/ CHARLES S. BROFMAN	Director and Co-Founder	April 22, 2009
Charles S. Brofman

/s/ WILLIAM M. MOONEY, JR.	Director	April 22, 2009
William M. Mooney, Jr.