Form 10-K
period 2008-12-31
DEBT RESOLVE INC
filed 2009-08-19
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  1-33110

DEBT RESOLVE, INC.

(Name of small business issuer in its charter)

Delaware		33-0889197
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

150 White Plains Road, Suite 108 Tarrytown, New York		10591
(Address of principal executive offices)		(Zip Code)

(914) 949-5500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Over-the-Counter Pink Sheets

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $15,302,923, based on a closing price of $1.40 per share on June 30, 2008, as quoted on the American Stock Exchange.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

As of August 19, 2009, 10,061,865 shares of the issuer’s Common Stock were issued and outstanding.

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

Overview

Debt Resolve, Inc. (“we,” “our,” “us” and similar phrases refer to Debt Resolve, Inc.), is a Delaware corporation formed on April 21, 1997. We provide a patented software solution to consumer lenders based on our licensed, proprietary DebtResolve® system. Our Internet-based bidding system facilitates the settlement and collection of defaulted consumer debt via the Internet. Our existing and target creditor clients include banks and other credit originators, credit card issuers and third-party collection agencies and collection law firms, as well as assignees and buyers of charged-off consumer debt. We believe that our system, which uses a client-branded user-friendly web interface, provides our clients with a less intrusive, less expensive, more secure and more efficient way of pursuing delinquent debts than traditional labor-intensive methods.

Our DebtResolve system brings creditors and consumer debtors together to resolve defaulted consumer debt online through a series of steps. The process is initiated when one of our creditor clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts. The client then invites its consumer debtor to visit a client-branded website, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the defaulted debt through our DebtResolve system. Through our hosted website, the debtor is allowed to make three or four offers, or select other options to resolve or settle the obligation. If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s account. The entire resolution process is accomplished online.

We completed development and commenced commercial use of our software solution in 2004. We currently have a written contract in place with a bank and a hospital. The loss of these contracts would have a material adverse impact on our business.

On January 19, 2007, we acquired First Performance Corporation and its subsidiary, First Performance Recovery Corporation, both privately-owned debt collection agencies with approximately 100 collectors, revenues of $6 million for the year ended December 31, 2006, and offices in Florida and Nevada, which we operated as a wholly-owned subsidiary. We spent much of 2007 and the beginning of 2008 restructuring this business (after losing a few key clients) to improve profitability by reducing costs and declining business that had contributed to prior losses at First Performance, while securing new clients with better profitability prospects. In June 2007, we consolidated all business activities of First Performance Corporation and First Performance Recovery Corporation into our Nevada facility and transacted all business through First Performance Recovery. In addition, we believed that the agency would serve as a test lab to develop “best practices” for the integration of our DebtResolve system into the accounts receivable management environment. On June 30, 2008, First Performance Recovery was closed as we decided to refocus entirely on our core internet business and to mitigate ongoing losses from First Performance.

Corporate Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. In 2000, we filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission, or SEC, and became a reporting, non-trading public company. Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta and Charles S. Brofman, directors of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares. We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris. Our board of directors was then reconstituted, and we began our current business and product development. On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and to increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares. On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares. On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to effect a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares. On November 6, 2006, we completed an initial public offering which, in conjunction with the conversion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696. Subsequent common stock grants, option exercises, the acquisition of First Performance, warrant grants and private placements have brought us to our current number of outstanding shares of common stock. Our principal executive offices are located at 150 White Plains Road, Suite 108, Tarrytown, New York 10591, and our telephone number is (914) 949-5500. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

Our Strengths

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the DebtResolve system, we designed the system to be user-friendly and easily navigated.

We believe our DebtResolve system has two key features that make it unique and valuable:

•

It utilizes a blind-bidding system for settling debt – This feature is the subject of patent protection and, to date, has resulted in settlements and payments that average above the floor set by our clients.

•

It facilitates best practices – The collections industry is very results-driven. To adopt new techniques or technology, participants want to know exactly what kind of benefits to expect. We recognize this and also know that Internet-based collection is a new technology, and there is room to improve its performance. By working with our clients to build best practices, we expect to help secure sales and improve revenue to us.

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

Development-Stage Activities and Acquisitions

During the last several years, we have devoted substantially all of our efforts to planning and budgeting, product development, and raising capital. In January 2004, we substantially completed the development of our online solution and began marketing it to banks, collection agencies, debt buyers and other creditors. In February 2004, we implemented our DebtResolve system, on a test basis, with a collection agency. From that time forward, we have implemented our system with additional clients, but have not earned, nor did we expect to generate, significant revenues from these clients during the initial start-up periods. We have now refined our pricing model for future business to facilitate the acquisition of new clients. On January 19, 2007, we acquired all of the outstanding shares of First Performance Corporation for a combination of cash and shares of our common stock.

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

Our DebtResolve system consists of a suite of modules. These modules include the core DR Settle™ module, DR Pay™ for online payments, DR Control™ for system administration, and DR Mail™ as our secure e-mail methodology. Our DebtResolve system is centered on our online bidding module, DR Settle, which allows debtors to make offers, or “bids,” setting forth what they can pay against their total overdue balances.

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

Collection Agency Business

First Performance Corporation and First Performance Recovery Corporation

We purchased First Performance Corporation and its subsidiary, First Performance Recovery Corporation, in January 2007. First Performance was a collection agency that represented both regional and national credit grantors and debt buyers from such diverse industries as retail, bankcard, oil cards, mortgage and auto.

By entering this business directly, we signaled our intention to become a significant player in the accounts receivable management industry. We believed that through a mixture of both traditional and our innovative, technologically-driven collection methods, we would achieve superior returns.

Due to the loss of four major clients at First Performance during the first nine months of 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during the year ended December 31, 2007. We also took a charge for the disposal of fixed assets at the June 30, 2007 closing of First Performance’s Florida facility of $68,329.

One year later, on June 30, 2008, we decided to close First Performance to refocus on our core internet business and to mitigate continuing losses at First Performance. At that time, we took a charge for the disposal of the remaining fixed assets of $87,402 and expensed the remaining value of the intangible assets in accordance with SFAS 142 with a charge of $176,545.

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $2.6 trillion in December 2008, a compound annual growth rate of 8% for the period. For January 2009, U.S. consumer credit increased at an annual rate of 0.8%, revolving credit increased at an annual rate of 1.2%, and non-revolving credit increased at an annual rate of 0.6%. In parallel, the accounts receivables management (ARM) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

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

•	Small to mid-size agencies will need to offer competitive pricing and more services to compete with larger agencies, as well as focus on niche areas that require specialized expertise.

•	Off-shoring has been used by both creditors and third-party collectors, but their results were less that expected due to cultural differences.

•	Debt buyers may start collecting more debt themselves while agencies may start buying more debt, creating more competitiveness within the ARM industry.

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

Our Business Growth Strategy

Our goal is to become a significant player in the ARM industry by making our DebtResolve system a key collection tool at all stages of delinquency across all categories of consumer debt. The key elements of our business growth strategy are to:

•

Accelerate our marketing efforts and extend target markets for the Internet product. Initially, we have marketed our DebtResolve system to credit issuers, their collection agencies and collection law firms and the buyers of their defaulted debt in the United States, Canada and the United Kingdom. We also entered the auto collections vertical in 2007 with the addition of several clients in this area. As of December 31, 2008, we were actively targeting new market segments like healthcare companies, and new geographic markets, like Asia and other international markets. Other markets in the United States may include student loan debt, utilities and Internet/payday lending.

•

Expand our service offerings. We will continue to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services. We may work by ourselves or with partners to provide one-stop shopping to our clients for a broad array of collection related services, including payment processing, analytics and other technology.

•

Grow our client base.  As of December 31, 2008, we had 2 clients. Our clients consist of credit issuers (including banks). With our suite of online products, we believe we can expand our client base by offering a broader range of services. We believe that our clients can benefit from our patented, cost-effective technology and other services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

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

Sales and Marketing

The DebtResolve System

Our current sales efforts for our core business is focused on United States consumer credit issuers, collection agencies and collection law firms, the buyers of defaulted consumer debt and healthcare entities. Our primary targets are the major companies in each of these segments: credit card issuers, auto loan grantors, telecoms, utilities as well as the most significant outside collection agencies or collection law firms, purchasers of charged-off debt, hospitals and large provider groups.

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business, thereby improving margins over time. It is our intention to base pricing on the value gained by clients rather than on our direct costs. In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer the DebtResolve system to a majority of their target debtors as a preferred or alternate channel. A key part of our sales strategy is to build a proof-of-concept by sub-market. This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire. These results form the basis for the business case and are key to closing sales. Results will come from existing clients, new partnerships and from our current business partners or contacts.

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

The term of the license agreement extends until the expiration of the last-to-expire patents licensed hereunder (now 5 patents) and is not terminable by Messrs. Burchetta and Brofman, the licensors. The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman. The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm’s-length transaction between Messrs. Burchetta and Brofman, on the one hand, and our independent directors, on the other hand.

Cybersettle, Inc. also licenses and utilizes the patent-protected bidding methodology co-invented by Messrs. Burchetta and Brofman, exclusive to the settlement of personal injury, property and worker’s compensation claims between claimants and insurance companies, self-insured corporations and municipalities. Cybersettle (the operating company) and CyberSettle Holdings (the current holder of the patents) are controlled by Spencer Trask, a private equity firm. Cybersettle is not affiliated with us.

In addition, we have developed our own software based on the licensed intellectual property rights. We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and software. We have not applied for patents on any of our own technology. We have obtained through the U.S. Patent and Trademark Office a registered trademark for our DebtResolve corporate and system name as well as our slogan “Debt Resolve – Settlement with Dignity.” “DR Settle,” “DR Pay,” “DR Control,” “DR Mail,” “DR Prevent,” “Debt Resolve – Resolved. With Dignity,” “Connect. Resolve. Collect.,” “DR-Default,” “First Performance Corporation,” and “First Performance Recovery Corporation”

are our trademarks/service marks, and we intend to attempt to register them with the U.S. Patent and Trademark Office as well.

Technology and Service Providers

In 2007, we outsourced our web hosting to Cervalis LLC and replaced AT&T for significant cost savings, while maintaining our security in a SAS 70 certified environment. The Cervalis hosting facility is located in Wappingers Falls, New York. We use our own servers in Cervalis’ environment to operate our proprietary software developed in our Tarrytown, New York facility.

Competition

The DebtResolve System

Internet-based technology was introduced to the collections industry in 2004 and has three primary participants: us, Apollo Enterprise Solutions, LLC and Online Resources Corp.

Apollo Enterprise Solutions, LLC is a company with a primary investor/CEO whose additional funding has come from private sources. Apollo has a mixed team of employees/consultants who are located at their facility in Irvine, CA or are geographically dispersed. Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom, as well as healthcare providers. In 2005 through 2008, we believe Apollo spent more than their competitors on advertising and trade show sponsorships. Their sales strategy has been to be the lowest-cost provider. In terms of product positioning, Apollo emphasizes their technology – especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy. Overall, Apollo has a feature set similar to our DebtResolve system – including the rules engine – and appeared to replicate our proprietary blind bidding system. In January 2007, we filed a patent infringement law suit against Apollo. On November 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit. The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents: Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method. The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.

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

Government Regulation

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

Existing laws and regulations for traditional collection agencies like First Performance would include applicable state revolving credit, credit card or usury laws, state consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the federal Truth in Lending Act (including the Fair Credit Billing Act amendments) and the Federal Reserve Board’s implementation of Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws. Collection laws and regulations also directly applied to First Performance’s business, such as the federal Fair Debt Collection Practices Act and state law counterparts. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on defaulted consumer debt, and any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect. Finally, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer debt, and although we cannot predict if or how any future legislation would impact this expansion of our business into traditional collections, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on any consumer debt.

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

We are actively pursuing partnering prospects for our DebtResolve system in the United Kingdom and Europe. Since we would host client account data on our system, we would be subject to European data protection law that derives from the Data Protection Directive (Directive 95/46/EC) of the European Commission, which has been implemented in the United Kingdom under the Data Protection Act 1998. Under the Data Protection Act, we are categorized as a “data processor.” As a data processor, we are required to agree to take steps, including technical and organizational security measures, to ensure that personal data which may identify a living individual that may be passed to our DebtResolve system by our creditor client in the course of our business is protected. In addition, the Consumer Credit Act 1974 of the United Kingdom and various regulations made under it governs the consumer finance market in the United Kingdom and provides that our creditor client must hold a license to carry on a consumer credit business. Under the Consumer Credit Act, all activities conducted through our DebtResolve system must be by, and in the name of, the creditor client. We cannot predict how foreign laws will impact our ability to expand our business internationally or affect the cost of such expansion. We will evaluate applicable foreign laws as our efforts to expand our business into other foreign jurisdictions warrant.

Employees

As of the date of this report, we have 5 employees in total, of which 3 are full-time employees. All of our employees are based at our corporate headquarters in Tarrytown, New York. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 1A. Risk Factors

Cautionary Statements and Risk Factors

Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-K.

Risks Related to Our Business

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

For the years ended December 31, 2008 and 2007, we had inadequate revenues and incurred net losses from continuing operations of $7,712,170 and $8,154,302, respectively.  Cash used in operating activities for continuing operations was $835,045 and $4,306,975 for the years ended December 31, 2008 and 2007, respectively. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At this time, there is also a significant risk of bankruptcy unless additional funding is secured. There can be no assurance that any plan to raise additional funding will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Subsequent to December 31, 2008, the Company has secured additional financing from seven parties in the aggregate amount of $512,500.

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

We have experienced significant and continuing losses from operations. In fiscal years 2007 and 2008, we have incurred total net losses from continuing operations for these two years of $15,866,472. If such losses continue, we may not be able to continue our operations.

We incurred a net loss from continuing operations of $7,712,170 for the year ended December 31, 2008 and $8,154,302 for the year ended December 31, 2007. From February 2003 to date, our operations have been funded almost entirely through the proceeds that we have received from the issuance of our common stock in private placements, the issuance of our 7% convertible promissory notes in two private financings in 2005, the issuance of convertible and non-convertible notes in a private financing in June 2006, the issuance of our common stock at our initial public offering, and from a private financing in 2007 and various individual private placements and shareholder loans in 2007 and 2008. If we continue to experience losses, we may not be able to continue our operations or may have to declare bankruptcy.

If we are unable to retain current DebtResolve system clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our DebtResolve system or successfully promote access to the website, we will not be able to generate revenues or continue our DebtResolve system business.

We expect that our DebtResolve system revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online DebtResolve system, from a flat fee per settlement or from recurring monthly fees for the use of our system, potentially coupled with success or other transaction fees. We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies or collection law firms and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers. We cannot be sure that we will be able to retain our existing, and enter into new, relationships with creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit on our system, how successfully they will promote access to the website, or whether the use of our system will result in any increase in recovery over traditional collection methods. If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our DebtResolve system business.

We may be unable to meet our future liquidity requirements.

We depend on both internal and external sources of financing to fund our operations. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to operate our business or cause us to seek bankruptcy protection from our creditors.

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

As of August 2009, Messrs. Burchetta and Brofman own approximately 20% of our outstanding shares of common stock. They have controlled our company since its inception. Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled receive any stock options for other debt collection activities such as off-line settlements. Messrs. Burchetta and Brofman have substantial influence for selecting the business direction we take, the products and services we may develop and the mix of businesses we may pursue. The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

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

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of James D. Burchetta, our Chairman and co-founder. Mr. Burchetta, who is a licensor of key intellectual property to us, has knowledge regarding online debt collection technology and business contacts that would be difficult to replace. If Mr. Burchetta were to become unavailable to us, our operations would be adversely affected. We have no insurance to compensate us for the loss of any of our named executive officers or key employees.

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

Risks Related to Our Industry

The ability of our DebtResolve system clients to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

Federal, state, local and foreign laws may limit our creditor clients’ ability to recover and enforce defaulted consumer debt. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. In addition, we cannot predict how foreign laws will impact our ability to expand our business internationally or the cost of such expansion. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

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

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We generally compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries. We will not be able to service our clients’ receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore result in lower revenues and earnings. Our employee retention and turnover has also been significantly impacted by our lack of cash or access to significant funding.

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

            When economic conditions deteriorated, more borrowers became delinquent on their consumer debt. However, while volumes of debt to settle have risen, borrowers have less ability in a downturn to make payment arrangements to pay their delinquent or defaulted debt. As a result, our revenues may decline, or it may be more costly to generate the same revenue levels, resulting in reduced earnings. A poor economy may also slow borrowing or may curb lenders willingness to provide credit, which results in lower business levels.

ITEM 2. Description of Property

We leased approximately 4,900 square feet of office space at 707 Westchester Avenue, Suite L-7, White Plains, New York 10604. We leased this space for $10,274 per month on a straight-line basis under a non-cancelable lease through July 2010. We have entered into a stipulation to terminate this lease, which requires a cash payment and the removal of our furniture by May 15, 2009. We have made the payment and removed our furniture and have received a satisfaction of judgment dismissing this matter.

In conjunction with the acquisition of First Performance Corporation and its subsidiary, First Performance Recovery Corporation, we assumed responsibility for the existing First Performance leases in Nevada and Florida. The Nevada facility consists of 13,708 square feet at 600 Pilot Road, Las Vegas, Nevada 89119. We lease this space for $19,225 per month under a non-cancelable lease through July 31, 2014. The Florida facility consisted of 12,415 square feet at 4901 N.W. 17th Way, Suite 201, Ft. Lauderdale, Florida 33309. We leased this space for $22,481 per month (less a $5,000 abatement in effect in early 2007) under a non-cancelable lease through January 31, 2009. However, on May 31, 2007, we ceased operations in Florida and relinquished the space on June 30, 2007. An agreement was reached with the landlord to permit cancellation of the lease for payment of three months rent. We completed these payments on September 30, 2007. First Performance subsequently closed on June 30, 2008 and vacated the Nevada space shortly thereafter. The Nevada landlord has filed suit seeking the balance of the rent due to the end of the lease from First Performance, which is a total liability of almost $1.4 million. This liability was accrued at June 30, 2008. Debt Resolve is not a party to the lease or the suit.

ITEM 3. Legal Proceedings

Lawsuits from vendors

            On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. The case has been on hold since the bankruptcy filing. On March 18, 2009, we filed a counterclaim in the bankruptcy court for legal malpractice and the defenses raised in the previously filed answer. The full amount in dispute is included in the Company’s accounts payable.

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,545.69 plus interest for consulting services rendered to us. On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,545.69 plus $2,538.54 in interest and $651.00 in costs, or a total of $27,735.23. A restraining order was served on our bank account for the amount of the judgment. On March 10, 2009, a total of $12,839.44 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,895.79. The full amount still outstanding is included in the Company’s accounts payable.

            On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383.21 plus interest for services allegedly rendered to us. The complaint was answered on February 23, 2009 raising various affirmative defenses. The action is currently in the discovery phase. The full amount in dispute is included in the Company’s accounts payable.

Lawsuits from landlords

            On May 7, 2008, we received a three-day demand for rent due in the amount of $72,932.30 for the period December 1, 2007 through May 1, 2008. On May 20, 2008, a petition for hearing was filed in the White Plains New York City Court, County of Westchester demanding payment of $88,497.45. On May 27, 2008, we signed a stipulation of settlement in the amount of $88,747.45 including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008. On June 11, 2008, we signed an amended stipulation of settlement in the amount of $100,999.92, with a payment of $56,626.20 due on June 20, 2008 and a payment of $44,373.72 due on June 30, 2008. On July 16, 2008, we received a five day notice to pay the agreed payments or face eviction. On October 1, 2008, we were evicted from our leased premises. On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,345.50 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment. On December 16, 2008, a restraining order was served on our bank account for the amount of the judgment. On March 12, 2009, we signed a new stipulation of settlement settling the matter upon completion of three events. First, we immediately forfeited our security deposit of $79,799.53 plus interest. Second, we must make an additional payment of $50,000 by April 15, 2009. Third, we must then remove all of our furniture by April 22, 2009. An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000. We must then remove the furniture within seven days of making the payment. If all three conditions are met, the parties fully release each other from any further claims. If all three of these conditions are not met, judgment is entered for $135,356.38, the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $100,999.92 for the period December 1, 2007 to June 1, 2008. At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet. On May 18, 2009, the Company paid the required $60,000 payment. The Company subsequently removed its furniture from the premises. On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled. The accrual will be reversed in the second quarter reflecting the settlement.

            On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,916.72 for unpaid rent due as of January 31, 2009. First Performance had vacated the premises as of June 30, 2008 with the closing of its business. Debt Resolve has been dismissed from the suit at this time, as it was not a signatory to the lease or guarantor of the lease. The case continues against First Performance Corp. and its former owners, with an answer due by First Performance shortly. The full amount in dispute is included in the accrued expenses of First Performance.

Lawsuits from former employees

            On April 18, 2007, we received a letter from a law firm stating that a claim with the EEOC and a lawsuit would be filed charging sexual discrimination in the wrongful termination of a manager of the First Performance Florida facility. The facility was subsequently closed on June 30, 2007 as a cost reduction measure. The First Performance employment practices insurance carrier defended the matter against the U.S. EEOC and the Broward County Civil Rights Division. On March 18, 2008, a settlement was reached in the amount of $24,500. However, due to First Performance’s financial problems which led to its closure on June 30, 2008, the settlement was not paid. Because of the non-payment, final judgment was entered against First Performance Recovery Corp. in the amount of $103,004.99 plus $5,293.00 in attorneys’ fees on October 11, 2008. On December 17, 2008, final judgment was entered against First Performance Corp. and Debt Resolve in the amount of $35,286.82. On April 13, 2009, agreement was reached to settle the case for $15,000 if payment is made by May 15, 2009. On May 19, 2009, the Company made the required payment under the settlement and received a Satisfaction of Judgment and Release on this matter, which is now closed.

Lawsuit related to financing

            On December 24, 2008, we negotiated a settlement of pending litigation with Compass Bank in Texas, from whom we had received a fraudulent wire transfer letter in connection with the Harmonie International investment that was never funded by the investor. We received a cash payment of $50,000 to settle all claims against Compass Bank. We have also referred all of the matters surrounding the Harmonie transaction to the appropriate authorities.

From time to time, the Company is involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently traded on the Pink Sheets under the symbol DRSV.PK.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the American Stock Exchange (to October 1, 2008) or the Over-the-Counter Bulletin Board:

Quarter	Year ended December 31,
	2008		2007
	High	Low	High	Low
First	$ 2.38	$ 0.77	$ 4.40	$ 3.53
Second	$ 2.55	$ 0.86	$ 5.05	$ 2.48
Third	$ 1.40	$ 0.20	$ 3.61	$ 1.76
Fourth	$ 0.35	$ 0.01	$ 2.50	$ 0.84

For the period from January 1, 2009 to August 12, 2009, the high and low closing prices for our common stock were $0.35 and $0.01, respectively.

As of March 31, 2009, there were approximately 1,000 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On September 30, 2008, a convertible debenture was issued to an accredited investor for cash proceeds of $300,000. The debenture carries a 15% interest rate and has a six month term, maturing on March 31, 2009. Interest was prepaid to January 31, 2009, and the remaining interest is payable monthly in arrears in cash. The investor has the option to convert either principal or interest due at the average of the three lowest bid prices of the most recent 20 day volume weighted average price. The note has matured and is now in default. We are working with the investor to cure the default.

On October 10, 2008, a sale of 100,000 shares of our common stock was made to an accredited investor for cash proceeds of $25,000. The investor also received warrants to purchase 125,000 shares of our common stock at an exercise price of $0.25 and an exercise period of five years.

On November 14, 2008, a senior secured note was issued to an investor with a face value of $107,000. Cash proceeds of $100,000 was received, and the remaining $7,000 serves as accruing interest. The note was initially due on December 31, 2008 but was subsequently extended to February 15, 2009. The investor was granted first lien position by Arisean Capital, which subordinated its $576,000 line of credit to this new note. The investor was granted warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.12 per share. The warrants expire on November 14, 2013. The note was later extended to March 31, 2009 for an additional $8,000 payment at maturity, which makes the total due on the note at maturity now $115,000. Finally, the note has now been extended to August 15, 2009. A default interest rate of 22% applies after the maturity date, with a 30 day grace period to re-pay the balance due of $115,000.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2008.

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

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve system, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. In addition, there are significant opportunities for us in healthcare with hospitals and large provider groups. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in four private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system, from flat fees per settlement achieved or a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a flat monthly fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well. In addition, with respect to our DR Prevent ™ module expected to be completed in 2009, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

We also entered into the business of purchasing and collecting debt. Through our subsidiary, DRV Capital LLC, and its single-purpose subsidiary, EAR Capital I, LLC, we bought two portfolios of charged-off debt at a significant discount to their face value and, through subcontracted, licensed debt collectors, attempted to collect on that debt by utilizing traditional collection methods. On December 22, 2006, we, EAR Capital I, LLC, as borrower, and DRV Capital LLC, as servicer, entered into a $20.0 million secured debt financing facility with Sheridan Asset Management, LLC, (“Sheridan”) as lender, to finance the purchase of these and other distressed consumer debt portfolios from time to time. We purchased the portfolios in an effort to develop a new paradigm for the collection of such debts as well as develop “best practice” usage methods, which we can then share with our core clients, in addition to the actual revenues earned from this venture by buying and settling these debts. On October 15, 2007, we notified our debt buying business partners that we would no longer be buying portfolios of debt on the open market, since many of our current and future partners are debt buyers. As of December 31, 2007, all loans have been repaid to Sheridan, and the agreement expired according to its terms on December 21, 2007. In the future, we may use our DRV Capital entity to participate with one or more of our debt buying customers in purchasing a percentage of their portfolio, for the purpose of getting a larger percentage of the portfolio to collect and to enhance the introduction of our DebtResolve system to new debt buying clients. We have no plans at the present time to engage in this activity.

Revenue streams associated with this business for 2007 included servicing fees earned and paid, interest earned on purchased debt and paid to investment partners, and any losses on the resale of the remaining balances. The results of operations for DRV Capital have been treated as discontinued operations in the financial statements for the year ending December 31, 2007.

In January 2007, we purchased the outstanding common stock of First Performance Corporation and, as a result, we are no longer in the development stage as of the date of the acquisition.. First Performance Corporation and its subsidiary, First Performance Recovery Corp., were collection agencies that represented both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. By entering this business directly, we signaled our intention to become a significant player in the accounts receivable management industry. We believed that through a mixture of both traditional and our innovative, technologically-driven collection methods, we could achieve superior returns. Due to the loss of four major clients at First Performance during the first nine months of 2007, we performed two interim impairment analyses in accordance with SFAS 142. As a result of these analyses, we recorded impairment charges aggregating $1,206,335 during the year ended December 31, 2007. We also recorded a charge for the disposal of the Florida fixed assets of $68,329 upon the closure of the Florida office during the year ended December 31, 2007.

Revenue streams associated with this business included contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks. On June 30, 2008, we closed the remaining operations of First Performance in order to focus on our core internet business and to mitigate the continuing losses from First Performance. At that time, we took charges for the disposal of the remaining fixed assets of $87,402 and for the impairment of the remaining intangible assets of $176,545. The results of operations for First Performance have been treated as discontinued operations in the financial statements for the years ending December 31, 2008 and 2007.

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

For the year ending December 31, 2008, we had inadequate revenues and incurred a net loss of $7,712,170 from continuing operations.  Cash used in operating and investing activities of continuing operations was $835,045 and $835,951, respectively for the year ended December 31, 2008. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the alternative, the Company may be forced to seek bankruptcy protection from its creditors. There can be no assurance that efforts to secure additional funding will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Subsequent to December 31, 2008, the Company has secured additional financing from seven parties in the aggregate amount of $512,500.

Results of Continuing Operations

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues totaled $165,969 and $67,449 for the years ended December 31, 2008 and 2007, respectively. We earned revenue during the year ended December 31, 2008 as a percent of debt collected at collection agencies, collection law firms, a lender and two banks that implemented our online system, and as a flat fee per settlement or a flat monthly fee with some clients. Of the revenue earned during the year ended December 31, 2007, we earned contingency fee income, based on a percentage of the amount of debt collected from accounts placed on our online system or settlement fees and start up fee income.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $3,030,506 for the year ended December 31, 2008, a decrease of $879,083 over payroll and related expenses of $3,909,589 for the year ended December 31, 2007. This decrease was due to continued cost reductions in the internet business. The reduction in the internet business occurred primarily in net salary expense reduction to $938,135 for the year ended December 31, 2008 from $1,211,103 for the year ended December 31, 2007, a decrease of $272,968 or 22.5%. Stock-based compensation expense to employees was $2,342,031 for the year ended December 31, 2008, an increase of $134,081 from expense of $2,207,950 for the year ended December 31, 2007. In addition, the staffing decrease related to the reduction in internet headcount and the accrual rather than payment of many payrolls resulted in payroll tax expense of $45,303 for the year ended December 31, 2008, a decrease of $93,182 over payroll tax expense of $138,485 for the year ended December 31, 2007. We also experienced a decrease in health insurance expense to $93,806 for the year ended December 31, 2008 from $171,808 in the year ended December 31, 2007, a decrease of $78,002 due to headcount reductions. Severance expense was $2,083 for the year ended December 31, 2008, down from $127,064 for the year ended December 31, 2007, a reduction of $124,981, as most layoffs occurred in 2007. Other miscellaneous salary related expenses were $24,148 in payroll expenses for the year ended December 31, 2008 as compared with $53,179 for the year ended December 31, 2007, a decrease of $29,031 due to a decrease in 401k matching expense due to lower headcount.

General and administrative expenses. General and administrative expenses for the internet business (Debt Resolve) amounted to $3,983,771 for the year ended December 31, 2008, as compared to $3,156,767 for the year ended December 31, 2007, an increase of $827,004 primarily due to the issuance of stock for services. For most items, cost control measures implemented between July 1, 2007 and October 1, 2008 reduced expenses. The expense for stock based compensation for warrants and stock options granted to consultants for the year ended December 31, 2008 was $2,313,319, as compared with stock based compensation in the amount of $271,230 for the year ended December 31, 2007 due to options granted to consultants in lieu of cash payment during 2008 due to limited cash on hand. Also, for the year ended December 31, 2008, service and consulting fees totaled $448,931, as compared with $808,713 in service and consulting fees for the year ended December 31, 2007, resulting in a decrease of $419,782, primarily related to terminating outside consultants who were assisting in selling the DebtResolve system in the United States and the United Kingdom, and who were assisting in the integration and management of our closed First Performance subsidiary, as well as costs related to the August 2007 private placement. Legal fees decreased by $619,752 to $200,632 for the year ended December 31, 2008 from $820,384 for the year ended December 31, 2007, primarily due to the end of the patent litigation against Apollo Enterprise Solutions in December, 2007. The expenses for occupancy, telecommunications, travel and office supplies in the year ended December 31, 2008 were $333,780, $79,343, $60,437 and $10,539, respectively, as compared with expenses of $123,350, $182,635, $232,633 and $34,823 for occupancy, telecommunications, travel and office supplies, respectively, for the year ended December 31, 2007, all reductions due to the closure of First Performance and cessation of the additional travel required in support of the Creditors Interchange acquisition during 2007 but not in 2008. Occupancy increased in 2008 due to the accrual of $227,787 for the balance of the lease at our old office after we moved out. Marketing expenses decreased by $172,339 to $140,552 during the year ended December 31, 2008 from $312,891 for the year ended December 31, 2007, primarily due to our continued cost cutting efforts and the termination of marketing consultants during the second half of 2007. Other general operating costs for the year ended December 31, 2008, including insurance and accounting expenses, amounted to $396,238, as compared with $370,110 for the year ended December 31, 2007, primarily due to inflation.

Terminated acquisition costs. During the year ended December 31, 2007, we incurred $959,811 in costs associated with our efforts to acquire Creditors Interchange. We terminated our Securities Purchase Agreement on September 24, 2007 and charged the accumulated costs to terminated acquisition costs during the year ended December 31, 2007.

Depreciation and amortization expense. For the years ended December 31, 2008 and 2007, we recorded depreciation expense of $57,610 and $56,938, respectively.

Interest expense. We recorded interest expense, net of interest income, of $299,207 from continuing operations for the year ended December 31, 2008, compared to net interest expense of $16,426 for the year ended December 31, 2007 due to the issuance of debt to fund operations in late 2007 and the first half of 2008. Interest expense for the years ended December 31, 2008 and 2007 includes interest on our related party lines of credit, short term notes, convertible debenture and long term notes.

Amortization of deferred debt discount. Amortization expense of $918,721 and $132,400 was incurred for the years ended December 31, 2008 and 2007, respectively, for the amortization of the beneficial conversion feature and deferred debt discount of our lines of credit and note offerings.

Gain on derivative liability. We recorded a gain of $430,418 for derivative liability on convertible notes during the year ended December 31, 2008.

Loss on disposal of fixed assets. We recorded a charge of $15,576 for the disposal of fixed assets when we vacated our old office during the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficiency in the amount of $6,371,269, on continuing operations and cash totaling $32,551. We incurred a net loss of $7,712,170 for continuing operations for the year ended December 31, 2008. Net cash used in operating and investing activities for continuing operations was $835,045 and $835,951, respectively for the year ended December 31, 2008. Cash flow provided by financing activities for continuing operations was $1,703,548 for the year ended December 31, 2008. Cash of $1,301 was provided by the discontinued operations of our former subsidiary First Performance during 2008. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the alternative, the Company may have to seek protection from its creditors in bankruptcy. There can be no assurance that efforts to raise adequate capital will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2008, the Company has secured additional financing from seven investors in the amount of $512,500.

In the second and fourth quarters of 2007 and throughout the year ended 2008, we reduced overhead and extended payables.

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

On June 30, 2008, we reclassified the results of First Performance Corporation and its wholly-owned subsidiary, First Performance Recovery Corp., as discontinued operations. We purchased First Performance on January 19, 2007. First Performance had revenue of $300,742 and $2,778,374 for the years ended December 31, 2008 and 2007, respectively. It also had payroll and related expenses of $603,924 and $3,128,654 for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses were $743,327 and $2,170,128 for the years ended December 31, 2008 and 2007, respectively. On June 30, 2008, First Performance booked a charge of $1,364,458 for the balance of all payments due under the lease for the Las Vegas, NV facility, which was closed on that date and vacated. First Performance had disposal of fixed asset charges of $87,402 and $68,329 for the years ended December 31, 2008 and 2007, respectively, for the closure in 2008 of the Las Vegas office and the closure in 2007 of the Florida office. In accordance with SFAS 142, First Performance booked charges of $176,545 and $1,206,335 for the impairment of intangibles and goodwill during 2008 and 2007, respectively, as clients were lost and facilities were closed down. First Performance had charges for amortization of intangibles of $32,304 and $77,022 during the years ended December 31, 2008 and 2007, respectively. First Performance also had depreciation of $38,235 and $93,100 in the years ended December 31, 2008 and 2007, respectively. Finally, First Performance had interest expense of $9,236 and $6,040 for the years ended December 31, 2008 and 2007, respectively.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2008 and 2007. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

 Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of First Performance Corporation, a wholly-owned subsidiary, together with its wholly-owned subsidiary, First Performance Recovery Corporation, and DRV Capital LLC, a wholly-owned subsidiary (“DRV Capital”), together with its wholly-owned subsidiary, EAR Capital, LLC (“EAR”). The results of all subsidiaries, including DRV Capital, EAR, First Performance and First Performance Recovery are shown as discontinued operations in the financial statements. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported loss.

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services. We have concentrations of credit risk as 100% of the balance of accounts receivable at December 31, 2008 consists of only two customers. At December 31, 2008, accounts receivable from the two accounts amounted to approximately $11,170 (96%) and $412 (4%), respectively. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers.

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of December 31, 2008 are accrued professional fees of $1,332,828 and accrued closing costs for First Performance of $1,350,931. We owed 19 vendors a total of $2,449,091 at December 31, 2008, each of whom was individually owed in excess of 10% of total Company assets.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Debentures, we are required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 286%; and risk free interest rate from 0.11% to 3.38%. The derivatives are classified as short term liabilities.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Intangible assets will be amortized over their estimated useful lives. We performed an analysis of our goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary. We performed a further analysis of our intangible assets as of September 30, 2007 and determined that an additional impairment charge was necessary. We performed our annual impairment test at December 31, 2007 and determined that no additional impairment was necessary. On June 30, 2008, a final impairment charge was necessary to fully impair the intangible assets as we closed First Performance on that date.

Revenue Recognition

We earned revenue during 2008 and 2007 from several collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on the DebtResolve system or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a fee. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly fees with transaction fees upon debt settlement.

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

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingent collection fees, fixed settlement fees, flat monthly fees, etc. are identified separately.

Recently signed contracts and contracts under negotiation call for multiple deliverables, and each component of revenue will be considered to have been earned when we have met the associated deliverable, as is required by SAB 104 Topic 13(A). For new contracts being implemented which include a fee per account, following the guidance of SAB 104 regarding services being rendered continuously over time, we will recognize revenue based on contractual prices established in advance and will recognize income over the contractual time periods. Where some doubt exists on the collectability of the revenues, a valuation reserve will be established or the income charged to losses, based on management’s opinion regarding the collectability of those revenues.

In January 2007, we initiated operations of our debt buying subsidiary, DRV Capital LLC. DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts. In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, we would recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield). Because we exited this business, we will use the cost recovery method. Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt. As of October 15, 2007, we ceased operation of DRV Capital, sold all remaining portfolios and repaid all outstanding indebtedness.

On January 19, 2007, we completed the acquisition of First Performance, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation. In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until the cash payment is received from the debtor. At the time we remit recoveries collected to our clients, we accrue the portion of those fees that the client contractually owes or retain our fees and remit the net difference. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts. First Performance was closed on June 30, 2008 and discontinued operations.

Stock-based Compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 – Revised. We adopted the modified prospective transition method and therefore, did not restate prior periods’ results. Total stock-based compensation expense related to these issuances and other stock-based grants for the year ended December 31, 2008 amounted to $2,535,364 and for the year ended December 31, 2007 amounted to $2,479,181.

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

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Audit Guide"). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of consolidated operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows

ITEM 7. Financial Statements

Our audited financial statements for the year ended December 31, 2008 are included as a separate section of this report beginning on page F-1.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2008. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. As a result, our internal controls were not effective at December 31, 2008.

Evaluation of the company’s disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2007, our internal controls over financial reporting were materially impacted by our acquisition of First Performance, which took place on January 19, 2007. First Performance is a collection agency which employs approximately 25 people. The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer. We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated and included in this report. Based on review and assessment at December 31, 2008, our management believes that the design and operation of the consolidated company’s disclosure controls and procedures are not effective, as discussed above.

ITEM 8B. Other Information

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table shows the positions held by our board of directors and executive officers, as well as certain key employees, and their ages, as of August 12, 2009:

Name	Age	Position
James D. Burchetta	59	Chairman and Founder
Charles S. Brofman	52	Director and Co-Founder
William M. Mooney	69	Director
Kenneth H. Montgomery	59	Former Chief Executive Officer and Director
David M. Rainey	49	Interim Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer

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

Charles S. Brofman has been a member of our board of directors since February 2008. Prior to February 2008, Mr. Brofman was our non-executive Co-Chairman of the Board since January 2003. Mr. Brofman is a co-founder of our company and was the co-founder of Cybersettle and has served as a director and its President and Co-Chief Executive Officer since 1997, becoming its Chief Executive Officer in August 2000. On July 31, 2008, Mr. Brofman resigned as President and CEO of Cybersettle Holdings, Inc. but has continued as its Chairman of the Board of Directors. Prior to founding Cybersettle, Mr. Brofman was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP and, prior to that, was an Assistant District Attorney in New York. Mr. Brofman received a B.S. degree from Brooklyn College, City University of New York and a J.D. degree from Fordham University Law School and is a member of the New York State Bar.

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

Kenneth H. Montgomery has been our Chief Executive Officer since February 2008. Previously, Mr. Montgomery was Chief Executive Officer and President of Pentegra Retirement Services, a retirement services company, from 2003-2006. Mr. Montgomery was Senior Vice President of Sales and Business Development for CIGNA Retirement Services from 2001-2003, and Chief Executive Officer and President of Prudential Retirement Services from 1998-2001. Previously, Mr. Montgomery spent three years at Putnam Investments as a Managing Director, 10 years in senior positions with Chemical Bank and 15 years with the IBM Company in Sales and Marketing. Mr. Montgomery received a B.S. in Accounting from the University of Tennessee and a Masters of Science in Management as a Sloan Fellow at Stanford University. Mr. Montgomery left the Company effective July 1, 2009.

            David M. Rainey has been our President and Chief Financial Officer, Treasurer and Secretary since January 2008. Mr. Rainey is also currently Interim Chief Executive Officer. Prior to January 2008, Mr. Rainey was our Chief Financial Officer and Treasurer since joining the company in May 2007, and also became our Secretary in November 2007. Previously, Mr. Rainey was Chief Financial Officer and Treasurer of Hudson Scenic Studio during 2006. Mr. Rainey was Vice President, Finance and CFO of Star Gas Propane from 2002-2005. Earlier in his career, Mr. Rainey spent over thirteen years with Westvaco Corporation in a variety of financial roles of progressive responsibility, including Controller of the Western Region of a division of the company. Mr. Rainey received his B.A. in Political Science from the University of California, Santa Barbara and his law degree and MBA in Finance from Vanderbilt University. Mr. Rainey is a member of the Tennessee bar.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board, subject to their contracts.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. Only William M. Mooney, Jr. is “independent” as defined in Section 121A of the American Stock Exchange Company Guide.

During 2008, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to the form SB-2 registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors, which as of December 31, 2008 consisted of William M. Mooney, Jr., who is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee. In May 2004, we established a compensation committee of the board of directors, which as of December 31, 2008 consisted of Mr. Mooney, who is an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors, which as of December 31, 2008 consisted of Mr. Mooney, who is an independent director. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors,
•	considering stockholder proposals of director nominations,
•	committee selection and composition,
•	considering the adequacy of our corporate governance,
•	overseeing and approving management continuity planning process, and
•	reporting regularly to the board with respect to the committee’s duties.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate”. “Financially literate” is defined as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

The committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors believes that Mr. Mooney satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Committee Interlocks and Insider Participation

No member of our board of directors is employed by Debt Resolve or our subsidiaries, except for James D. Burchetta, who currently serves as non-executive Chairman of the Board and Founder.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did not comply with Section 16(a) of the Exchange Act for the year ended December 31, 2008.

On February 8, 2008, grants of options were given to the directors and officers which were not timely filed on Forms 4 but were disclosed on Forms 5 filed on February 17, 2009. For the directors, forms were not timely filed for James D. Burchetta, Charles S. Brofman, William M. Mooney, Jr., Lawrence E. Dwyer, Michael Carey and Jeffrey Bernstein for one filing with one transaction each. For the officers, Kenneth H. Montgomery and David M. Rainey did not timely file forms for one filing and one transaction each on that same date. In addition, Kenneth H. Montgomery did not timely file a Form 4 for a separate grant on July 15, 2008, and David M. Rainey did not timely file a Form 4 for a separate grant on June 12, 2008. Mssrs. Montgomery and Rainey missed one filing with one transaction each on these later filing dates.

In addition, the Form 5 for Kenneth Montgomery due February 17, 2009 has not yet been filed due to outstanding bills with a vendor possessing his filing data.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2008:

Name and Principal Position	Year	Salary ($) (8)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta Chairman of the Board and Founder(1)	2008 2007	135,417 250,000	-- --	-- --	322,000 --	-- --	-- --	-- --	457,417 250,000
Kenneth H. Montgomery Former Chief Executive Officer (2)	2008 2007	196,875 --	-- --	40,000 --	210,000 --	-- --	-- --	(7) 262,500 --	709,375 --
David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (3)	2008 2007	200,000 124,231	50,000 --	-- --	579,984 180,500	-- --	-- --	-- --	829,984 304,731
Richard G. Rosa Former President, Chief Technology Officer (4)	2008 2007	-- 182,277	-- --	-- --	-- 794,500	-- --	-- --	-- --	-- 976,777
Katherine A. Dering Former Chief Financial Officer, Secretary, Treasurer, Senior Vice President, Finance (5)	2008 2007	-- 105,706	-- --	-- --	-- 180,500	-- --	-- --	-- --	-- 286,206
Howard C. Knauer Former Senior Vice President and President, DRV Capital LLC (6)	2008 2007	-- 157,327	-- --	-- --	-- 58,000	-- --	-- --	-- --	-- 215,327

________________

(1)	Prior to becoming of Chairman of the Board and Founder in February 2008, Mr. Burchetta was our Co-Chairman and Chief Executive Officer since December 2006.
(2)	Mr. Montgomery joined our company and became our Chief Executive Officer in February 2008. He left the Company effective July 1, 2009.
(3)	Mr. Rainey joined our company and became our Chief Financial Officer in May 2007.
(4)	Mr. Rosa left our company effective December 31, 2007.
(5)	Ms. Dering retired from our company effective September 1, 2007.
(6)	Mr. Knauer left our company effective October 15, 2007.
(7)

Mr. Montgomery was issued 350,000 options to purchase the common stock of the Company at an exercise price of $1.00 with a seven year exercise period as consideration for funding the company $343,883 during 2008. The options were valued at $262,500 and were expensed immediately.

(8)

Significant amounts of the executive salaries listed were accrued but not paid during 2008 due to severe cash flow limitations. Specifically, for Mr. Burchetta, $41,667 was paid in 2008 and $93,750 was accrued. Mr. Burchetta went off salary beginning July 16, 2008 and became a consultant. For Mr. Montgomery, $46,875 was paid in 2008 and $150,000 was accrued. For Mr. Rainey, $116,667 was paid in 2008 and $83,333 was accrued.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2008 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta Chairman of the Board and Founder (1)	350,000	--	--	$1.25	2/8/2015	--	--	--	--
Kenneth H. Montgomery Former Chief Executive Officer	350,000 350,000	-- --	-- --	$0.80 $1.00	1/24/2015 7/15/2015	-- --	-- --	-- --	-- --
David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (2)	25,000 100,000 350,000	50,000 50,000 --	-- -- --	$1.50 $1.25 $1.40	4/27/2014 2/8/2015 6/12/2015	-- -- --	-- -- --	-- -- --	-- -- --
Richard G. Rosa Former President, Chief Technology Officer	100,000 230,000 200,000 50,000	-- -- -- --	-- -- -- --	$5.00 $5.00 $5.00 $4.75	8/31/2011 11/1/2011 4/27/2014 4/27/2014	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --
Katherine A. Dering Former Chief Financial Officer, Secretary, Treasurer, Senior Vice President, Finance	50,000 100,000 50,000	-- -- --	-- -- --	$1.50 $1.50 $1.50	7/6/2011 11/1/2011 4/27/2014	-- -- --	-- -- --	-- -- --	-- -- --

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

(2)

Mr. Rainey holds stock options to purchase 75,000 shares of our common stock, one third of which vest on April 27, 2008, one third of which vest on April 27. 2009 and one third of which vest on April 27, 2010, all of which expire on April 27, 2014. Mr. Rainey also holds stock options to purchase 150,000 shares of our common stock, one third of which vest on February 8, 2008, one third of which vest on April 27, 2008 and on third of which vest on April 27, 2009, all of which expire on February 8, 2015.

Employment Agreements

We have entered into an employment agreement with James D. Burchetta under which he will devote substantially all of his business and professional time to us and our business development. The employment agreement with Mr. Burchetta is effective until January 13, 2013. The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contains provisions for minimum annual increases based on changes in an applicable “cost-of-living” index. The employment agreement with Mr. Burchetta contains provisions under which his annual salary may increase to $600,000 if we achieve specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement. In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000. Compensation expense under the agreement with Mr. Burchetta totaled $135,417 and $250,000 for the years ended December 31, 2008 and 2007, respectively.

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

On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008. One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013.

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer on the planned retirement of Katherine A. Dering. Mr. Rainey also became Secretary of the Company in November 2007 and President of the Company in January 2008. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the company. Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the company, one third of which vest on the first, second and third anniversaries of the start of employment with the company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board. Effective July 1, 2009, Mr. Montgomery is no longer with the Company.

Each of the employment agreements with Mr. Burchetta, Mr. Montgomery and Mr. Rainey also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property. In addition, Mr. Rainey’s contract provides for a one year non-compete during the term of his severance.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. During the year ended December 31, 2008, options to purchase 111,500 shares of stock were granted to the non-employee directors for their service on the Board. Additional options to purchase 700,000 shares of stock were granted to two non-employee directors to forbear and extend the maturity of their respective financings to the Company.

Employee Director Compensation.  Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2008.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Charles S. Brofman (1)	--	--	--	--	--	227,500	227,500
Jeffrey S. Bernstein (2)	--	--	40,500	--	--	--	40,500
Michael G. Carey (3)	--	--	24,300	--	--	--	24,300
Lawrence E. Dwyer, Jr. (3)	--	--	24,705	--	--	--	24,705
William M. Mooney, Jr.	--	--	810	--	--	227,500	228,310

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

(2)	Mr. Bernstein resigned from the board effective January 24, 2008 to become a consultant to the company.
(3)	Mr. Carey and Mr. Dwyer resigned from the board effective September 26, 2008 to pursue other interests.

ITEM 11. Security ownership of certain beneficial owners and management and related stockholder matters

The table below sets forth the beneficial ownership of our common stock, as of August 12, 2009, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 10,061,865 shares of our common stock outstanding as of August 18, 2009, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of August 4, 2009 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 150 White Plains Road, Suite 108, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
James D. Burchetta	Chairman of the Board and Founder	1,814,957	(1)	9.1%
Charles S. Brofman	Director and Co-Founder	2,190,193	(2)	11.0%
Kenneth H. Montgomery	Former Chief Executive Officer	848,548	(3)	4.3%
David M. Rainey	President, Chief Financial Officer, Treasurer, Secretary	475,085	(4)	2.4%
William H. Mooney	Director	910,102	(5)	4.6%
All directors and executive officers as a group (5 persons)		6,238,885		31.4%

*	Denotes less than 1%.
(1)	Includes stock options to purchase 1,108,717 shares of common stock.
(2)	Includes stock options to purchase 1,108,717 shares of common stock. Also includes 800,000 shares held by Arisean Capital Ltd., a corporation controlled by Mr. Brofman.

(3)	Includes stock options to purchase 700,000 shares of common stock and 12,500 shares of common stock issuable upon the exercise of warrants.
(4)

Includes stock options to purchase 475,000 shares of common stock. Excludes stock options to purchase 50,000 shares of common stock, with 25,000 vesting on April 27, 2009 and 25,000 vesting on April 27, 2010. Excludes additional stock options to purchase 50,000 shares of common stock, with 50,000 vesting on April 27, 2009.

(5)	Includes 168,217 shares of common stock issuable upon the exercise of warrants and stock options to purchase 694,500 shares of common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2008, 35,000 stock options are available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 865,000 shares of our common stock.

The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	865,000	$2.99	35,000
Equity compensation plans not approved by security holders	5,189,934	$2.89	Unrestricted
Total	6,054,934	$2.90	35,000

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

In October 2007, a director and stockholder provided us with a line of credit for $275,000, all of which was drawn. The director provided an additional $25,000 in short term funding in November 2007 and an additional $50,421 during 2008.

Between February and July 2008, our Chief Executive Officer provided us with $343,883 in loans and expenses paid on our behalf.

Director Independence

            William M. Mooney, Jr. is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation, and Nominations and Governance Committees. See Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act for more information on the independence of our directors.

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

10.8	Form of Secured Promissory Note, dated December 21, 2006, made by EAR Capital I, LLC to Sheridan Asset Management, LLC.(5)
10.9	Security Agreement, dated as of December 21, 2006, between EAR Capital I, LLC, as obligor, and Sheridan Asset Management, LLC, as secured party.(5)

21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Sec. 906

_________________

(1)	Incorporated herein by reference to Current Report on Form 8-K, filed January 7, 2008.
(2)	Incorporated herein by reference to Current Report on Form 8-K, filed January 14, 2008.
(3)	Incorporated herein by reference to Current Report on Form 8-K, filed January 29, 2008.
(4)	Incorporated herein by reference to Current Report on Form 8-K, filed January 30, 2008.
(5)	Incorporated herein by reference to Current Report on Form 8-K, filed April 4, 2008.
(6)	Incorporated herein by reference to Current Report on Form 8-K, filed May 16, 2008.
(7)	Incorporated herein by reference to Current Report on Form 8-K, filed May 30, 2008.
(8)	Incorporated herein by reference to Current Report on Form 8-K, filed June 10, 2008.
(9)	Incorporated herein by reference to Form 425, filed on June 10, 2008.
(10)	Incorporated herein by reference to Current Report on Form 8-K, filed June 23, 2008.
(11)	Incorporated herein by reference to Current Report on Form 8-K, filed August 8, 2008.
(12)	Incorporated herein by reference to Current Report on Form 8-K/A, filed August 20, 2008.
(13)	Incorporated herein by reference to Current Report on Form 8-K/A, filed August 20, 2008.
(14)	Incorporated herein by reference to Current Report on Form 8-K/A, filed October 1, 2008.
(15)	Incorporated herein by reference to Form 25-NSE, filed October 6, 2008.
(16)	Incorporated herein by reference to Form 425, filed on November 12, 2008.
(17)	Incorporated herein by reference to Current Report on Form 8-K, filed November 12, 2008.

ITEM 14. Principal Accountant Fees and Services

RBSM LLP has served as our independent auditors beginning with our 10-Q’s for the three months ended June 30, 2008, September 30, 2008 and the 10-K for the year ended December 31, 2008. Marcum LLP (formerly Marcum & Kliegman LLP) (“Marcum LLP”) served as our independent auditors for the 10-Q for the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005. Marcum LLP also performed a re-audit of the years ended 2004 and 2003.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by RBSM LLP in 2008 were $14,000. The aggregate amount of the audit fees billed by Marcum LLP related to the audit of our financial statements, including the review of our IPO offering statement on Form SB-2 and responses to related SEC comments in 2006 and 2005, was $157,900 for 2008, $201,522 for 2007, $315,895 for 2006 and $220,000 for 2005.

Audit-related Fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by RBSM LLP in 2008 or Marcum LLP in 2008, 2007, 2006 or 2005.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. The aggregate amount of the tax fees billed by Marcum LLP was $10,351 in 2007 and $20,705 in 2006. No tax fees were billed by Marcum LLP in 2008 or 2005. Our tax returns for 2007 have not been filed at this date due to our severe cash limitations.

All Other Fees

No other fees were billed by our independent auditors in 2008. 2007, 2006 and 2005.

Audit Committee

The member of our audit committee is Mr. Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the year ended December 31, 2008 with our management. In addition, the audit committee has discussed with RBSM LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). The audit committee also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of RBSM LLP with that firm.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Dated:  August 19, 2009

DEBT RESOLVE, INC.

By: /s/ DAVID M. RAINEY
David M. Rainey
Interim Chief Executive Officer
(principal executive officer)

By: /s/ DAVID M. RAINEY
David M. Rainey
President, Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. BURCHETTA	Chairman of the Board and Founder	August 19, 2009
James D. Burchetta

/s/ DAVID M. RAINEY	Interim Chief Executive Officer, President and Chief Financial Officer,	August 19, 2009
David M. Rainey	Treasurer and Secretary
(principal executive and financial and accounting officer)

/s/ CHARLES S. BROFMAN	Director	August 19, 2009
Charles S. Brofman

/s/ WILLIAM M. MOONEY, JR.	Director	August 19, 2009
William M. Mooney, Jr.

DEBT RESOLVE, INC. AND SUBSIDIARIES

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc. and its wholly owned subsidiaries the “Company”), Company as of December 31, 2008, and the related consolidated statements of operation, stockholder’s (deficit) and cash flows for the year in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance   about whether the financial   statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debt Resolve, Inc.  at  December 31, 2008 and the results of its operations  and its cash flow for the year  in the period ended  December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

RBSM LLP

Certified Public Accountants

New York, New York

August  19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debt Resolve, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred significant losses since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ Marcum LLP
(Formerly Marcum & Kliegman LLP)
New York, New York
April 14, 2008

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Balance Sheet

Assets	December 31,
	2008	2007
Current assets:
Cash	$ 32,551	$ --
Accounts receivable	11,582	19,207
Other receivable	--	200,000
Prepaid expenses and other current assets	77,220	102,870
Current assets of discontinued operations	5,582	137,943
Total current assets	126,935	460,020

Fixed assets, net	84,271	157,457

Deposits and other assets	94,855	94,855
Assets of discontinued operations	--	348,411

Total assets	$ 306,061	$ 1,060,743

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$ 3,525,849	$ 1,691,285
Convertible debenture (net of deferred debt discount of $159,562 and $0 as of December 31, 2008 and 2007, respectively)	191,438	--
Short-term notes (net of deferred debt discount of $0 and $29,400 as of December 31, 2008 and 2007, respectively)	487,000	70,600
Current maturities of long-term debt (net of deferred debt discount of $69,556 and $0 as of December 31, 2008 and 2007, respectively)	753,444	--
Lines of credit – related parties	1,203,623	910,000
Derivative liability	331,268	--
Current liabilities of discounted operations	2,330,912	900,635
Total current liabilities	8,823,534	3,572,520

Notes payable (net of deferred debt discount of $0 and $70,975 as of December 31, 2008 and 2007, respectively)	--	254,025
Total liabilities	8,823,534	3,826,545

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding as of December 31, 2008 and 2007	--	--
Common stock, 100,000,000 shares authorized, $0.001 par value, 10,511,865 issued and 10,061,865 outstanding at December 31, 2008 and 8,474,364 issued and outstanding as of December 31, 2007	10,512	8,474
Additional paid-in capital	47,207,568	42,501,655
Shares held under escrow (450,000 shares)	(450)	--
Accumulated deficit	(55,735,103)	(45,275,931)
Total stockholders’ deficiency	(8,517,473)	(2,765,802)

Total liabilities and stockholders’ deficiency	$ 306,061	$ 1,060,743

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007

Revenues	$ 165,969	$ 67,449

Costs and expenses:
Payroll and related expenses	3,030,506	3,909,589
General and administrative expenses	3,983,771	3,156,767
Terminated acquisition costs	--	959,811
Depreciation and amortization expense	57,610	56,938

Total expenses	7,071,887	8,083,105

Loss from operations	(6,905,918)	(8,015,656)

Other (expense) income:
Interest income	190	41,946
Interest expense	(161,772)	(16,275)
Interest expense – related party	(137,625)	(42,097)
Amortization of deferred debt discount and beneficial conversion feature	(918,721)	(132,400)
Amortization of beneficial conversion feature	(229,192)	--
Gain on derivative liability	430,418	--
Loss on disposal of fixed assets	(15,576)	--
Other (expense) income	(3,166)	10,180
Total other expense	(806,252)	(138,646)

Loss from continuing operations	(7,712,170)	(8,154,302)

Loss from discontinued operations	(2,747,002)	(4,441,615)

Net loss	$ (10,459,172)	$ (12,595,917)

Net loss per common share:
basic and diluted (see Note 2)
- Continuing operations	$ (0.81)	$ (1.02)
- Discontinued operations	$ (0.29)	$ (0.55)
- Total	$ (1.10)	$ (1.57)

Weighted average number of common shares outstanding – basic and diluted (see Note 2)	9,549,435	8,033,348

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred compensation	Additional Paid in Capital	Shares held under escrow	Accumulated Deficit	Total
Balance at December 31, 2006	--	$ --	6,504,412	$ 6,504	$ (15,436)	$ 37,498,740	$ -	$ (32,680,014)	$ 4,809,794
Issuance of common stock to purchase First Performance Corporation	-	-	88,563	89	-	349,911	-	-	350,000
Capital contributed from the exercise of options and warrants	-	--	1,001,389	1,001	-	197,384	-	-	198,385
Capital contributed from the grant of stock options to employees	-	-	-	-	-	2,207,950	-	-	2,207,950
Capital contributed from the grant of stock options to pay for consulting services	-	-	-	-	-	255,795	-	-	255,795
Sales of common stock for cash	-	-	880,000	880	-	1,759,100	-	-	1,759,980
Amortization of deferred compensation	-	-	-	-	15,436	-	-	-	15,436
Capital contributed from the beneficial conversion feature of notes	-	-	-	-	-	232,775	-	-	232,775
Net loss	-	-	-	-	-	-	-	(12,595,917)	(12,595,917)
Balance at December 31, 2007	-	$ -	8,474,364	$ 8,474	$ --	42,501,655	$ -	$ (45,275,931)	$ (2,765,802)
Capital contributed from the exercise of options and warrants	-	-	37,501	38	-	337	-	-	375
Capital contributed from the grant of stock options to employees	-	-	-	-	-	2,342,031	-	-	2,342,031
Capital contributed from the grant of stock options to pay for consulting services	-	-	-	-	-	153,333	-	-	153,333
Sales of common stock for cash	-	-	100,000	100	-	24,900	-	-	25,000
Capital contributed from the issuance of restricted stock to employees	-	-	50,000	50	-	39,950	-	-	40,000
Issuance of common stock for services and fundraising costs	-	-	1,850,000	1,850	-	2,201,230	-	-	2,203,080
Accrual of 150,000 shares not issued in conjunction with fundraising costs	-	-	-	-	-	60,000	-	-	60,000
Capital contributed from the deferred debt discount of notes	-	-	-	-	-	304,214	-	-	304,214
Capital contributed from the beneficial conversion feature of notes	-	-	-	-	-	288,250	-	-	288,250
Reclassify derivative liability – warrants and consultant options	-	-	-	-	-	(708,332)	-	-	(708,332)
Issuance of shares under escrow to secure convertible debenture	-	-	(450,000)	-	-	-	(450)	-	(450)
Net loss	-	-	-	-	-	-	-	(10,459,172)	(10,459,172)
Balance at December 31, 2008	-	$ -	10,061,865	$ 10,512	$ --	$ 47,207,568	$ (450)	$ (55,735,103)	$ (8,517,473)

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss	$ (7,712,170)	$ (8,154,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock-based compensation	2,535,364	2,479,181
Warrants issued in exchange for services rendered	53,355	--
Shares issued in exchange for services and fund raising	2,263,080	--
Convertible debenture issued for fundraising costs	51,000	--
Amortization of deferred debt discount	463,722	132,400
Derivative liability	(430,418)	--
Loss on disposal of fixed assets	15,576	--
Depreciation and amortization	57,610	56,938
Changes in operating assets and liabilities:
Accounts receivable	7,625	(9,630)
Prepaid expenses and other current assets	25,650	(12,642)
Deposits and other assets	--	(310)
Accounts payable and accrued expenses	1,834,561	1,201,390
Net cash used in continuing operating activities	(835,045)	(4,306,975)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Purchase of First Performance Co., including direct expenses	--	(586,915)
Investment in subsidiaries	(835,951)	(3,090,419)
Purchases of fixed assets	--	(34,626)
Net cash used in continuing investing activities	(835,951)	(3,711,960)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	300,000	--
Proceeds from notes payable	698,000	125,000
Proceeds from issuance of short term notes	497,000	100,000
Repayment of short term notes	(110,000)	--
Proceeds from lines of credit – related parties	309,623	910,000
Repayment of line of credit – related parties	(16,000)	--
Proceeds from issuance of common stock	25,000	1,759,980
Proceeds from exercise of options and warrants	375	198,385
Stock placed in escrow	(450)	--
Net cash provided by continuing financing activities	1,703,548	3,093,365

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	(734,896)	(2,965,719)
Net cash provided by investing activities	835,895	3,014,718
Net cash used in financing activities	(101,000)	(49,000)
Net cash provided by discontinued operations	--	(1)
Net increase (decrease) in cash and cash equivalents	32,551	(4,925,571)
Cash and cash equivalents at beginning of period	--	4,925,571
Cash and cash equivalents at end of period - continuing operations	$ 32,551	$ --

DEBT RESOLVE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows

Non cash investing and financing activities:
Issuance of unfunded long term note payable	$ --	$ 200,000

Supplemental investing and financing activities:
Current assets acquired	$ --	$ 679,734
Property and equipment acquired	--	286,229
Security deposits acquired	--	51,999
Intangible assets acquired	--	450,000
Goodwill recognized on purchase business combination	--	1,042,205
Accrued liabilities assumed in the acquisition	--	(1,573,252)
Non-cash consideration to seller	--	(350,000)
Cash paid to acquire business	$ --	$ 500,000

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2008

NOTE 1.

ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES:

Description of business

Debt Resolve, Inc. (“Debt Resolve” or the “Company”, “we”, “us”, “our”), is a Delaware corporation formed on April 21, 1997.  The Company provides banks, lenders, credit card issuers, third party collection agencies and collection law firms and purchasers of charged-off debt an Internet-based online system (“the DebtResolve System”) for the collection of past due consumer debt.  The Company offers its service as an Application Service Provider (“ASP”) model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems.  Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debts.  The DebtResolve system features, at its core, a patented online bidding system.  In 2007, the Company expanded its business to include debt buying and debt collection and acquired a collection agency, which used its patented Internet-based collection and settlement process to improve collection results.  However, on October 15, 2007, the Company exited the debt buying business (See Note 10), and on June 30, 2008, the Company exited the collection agency business. (See Note 18.) Since the June 30, 2008 closure of our First Performance Corp. business, the Company has re-focused on its core internet business. The Company has continued to refine its software-as-a-service offerings to provide enhanced functionality and automation. The Company is completing a recapitalization to enable improvements in its finances, its customer service and to streamline its operations. The Company is actively on-boarding new clients at this time in the banking and healthcare sectors.

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

Development stage activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, from inception to January 2007, the Company was considered to be in the development stage since it devoted substantially all of its efforts to establishing a new business.  In January 2007, the Company initiated operations of its debt buying subsidiary and purchased the outstanding capital stock of First Performance Corporation, an accounts receivable management agency and was no longer considered a development stage entity.  The Company ceased operations of the debt buying subsidiary on October 15, 2007.  (See Note 10.)  The Company also ceased operations of the collection agency subsidiary on June 30, 2008.  (See Note 18.)

NOTE 2.   GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going concern and management’s liquidity plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  For the year ending December 31, 2008, the Company had incurred a net loss of $7,712,170 from continuing operations.  Cash used in operating and investing activities of continuing operations was $1,670,997 for the year ended December 31, 2008.  In addition, the Company has a working capital deficiency of $8,696,599 as of December 31, 2008.  Based upon projected operating expenses, the Company believes that its working capital as of the date of this report is not sufficient to fund its plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives.  The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities.  Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  In the alternative, the Company may be required to file for bankruptcy.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2008, the Company has secured additional financing in the aggregate amount of $512,500.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly-owned subsidaries, First Performance Corporation,  First Performance Recovery Corporation, DRV Capital LLC, (“DRV Capital”) and EAR Capital, LLC (“EAR”).  All material inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash

The Company typically receives cash collected on behalf of its First Performance clients.  Such cash is held in trust for the clients, and is not available to the Company for general corporate purposes.  As such, it is segregated from Cash.  First Performance takes its fee from the recovery for the client if the client is a

“net” client, such that the fee is netted from the amount collected before remittance.  Therefore, restricted cash may exceed the balance in Collections Payable by the amount of fees retained from recoveries.

Accounts Receivable

 We extend credit to large, mid-size and small companies for collection services.  We have concentrations of credit risk as 100% of the balance of accounts receivable at December 31, 2008 consists of only two customers.  At December 31, 2008, accounts receivable from the two accounts amounted to approximately $11,170 (96%) and $412 (4%), respectively. At December 31, 2007, accounts receivable from the three largest accounts amounted to approximately $34,633 (41%), $16,277 (19%) and $13,340 (16%), respectively.  We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly.  Our management determines collectibility based on their experience and knowledge of the customers, as of Decem ber 31, 2008 and 2007 no allowance for doubtful accounts has been booked.

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

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies.  Critical estimates in valuing certain of the intangible assets include but are not limited to:  future expected cash flows from customer relationships and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.  (See Note 7.)

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures.  These embedded derivatives include certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 286%; and risk free interest rate from 0.11% to 3.38%.  The derivatives are classified as short term liabilities.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  Intangible assets will be amortized over their estimated useful lives.  We performed an analysis of our goodwill and intangible assets in accordance with SFAS 142 as of June 30, 2007 and determined that an impairment charge was necessary.  We performed a further analysis of our intangible assets as of September 30, 2007 and determined that an additional impairment charge was necessary.  We performed our annual impairment test at December 31, 2007 and determined that no additional impairment was necessary.  On June 30, 2008, a final impairment charge was necessary to fully impair the intangible assets as we closed First Performance on that date.  (See Note 7.)

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

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of December 31, 2008 are accrued professional fees of $1,332,828 and accrued closing costs for First Performance of $1,350,931.  The Company owed 19 vendors a total of $2,449,091 at December 31, 2008, each of whom was individually owed in excess of 10% of total Company assets. Included in accounts payable and accrued liabilities as of December 31, 2007 are accrued professional fees of $1,003,550 and a bank overdraft of $53,454.

Revenue Recognition

We earned revenue during 2008 and 2007 from several collection agencies, collection law firms and lenders that implemented our online system.  Our current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on the DebtResolve system or through a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a monthly fee.  For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly fees with transaction fees upon debt settlement.

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

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided.  Set-up fees, percentage contingent collection fees, fixed settlement fees, flat monthly fees, etc. are identified separately.

Recently signed contracts and contracts under negotiation call for multiple deliverables, and each component of revenue will be considered to have been earned when we have met the associated deliverable, as is required by SAB 104 Topic 13(A).  For new contracts being implemented which include a fee per account, following the guidance of SAB 104 regarding services being rendered continuously over time, we will recognize revenue based on contractual prices established in advance and will recognize income over the contractual time periods.  Where some doubt exists on the collectability of the revenues, a valuation reserve will be established or the income charged to losses, based on management’s opinion regarding the collectability of those revenues.

In January 2007, we initiated operations of our debt buying subsidiary, DRV Capital LLC.  DRV Capital and its wholly-owned subsidiary, EAR Capital I, LLC, engaged in the acquisition of pools of past due debt at a deeply discounted price, for the purpose of collecting on those debts.  In recognition of the principles expressed in Statement of Position 03-3 (“SOP 03-3”), where the timing and amount of cash flows expected to be collected on these pools is reasonably estimable, we would recognize the excess of all cash flows expected at acquisition over the initial investment in the pools of debt as interest income on a level-yield basis over the life of the pool (accretable yield).  Because we exited this business, we will use the cost recovery method.  Revenue will be earned by this debt buying subsidiary under the cost recovery method when the amount of debt collected exceeds the discounted price paid for the pool of debt.  As of October 15, 2007, we ceased operation of DRV Capital, sold all remaining portfolios and repaid all outstanding indebtedness.

On January 19, 2007, we completed the acquisition of First Performance, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation.  In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until the cash payment is received from the debtor.  At the time we remit recoveries collected to our clients, we accrue the portion of those fees that the client contractually owes or retain our fees and remit the net difference.  As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client.  For most current active clients, these deliverables consist of the successful collection of past due debts.  First Performance was closed on June 30, 2008 and discontinued operations.

Stock-based compensation

Beginning on January 1, 2006, the Company accounts for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”).  The Company adopted the modified prospective transition method and therefore, did not restate prior periods’ results.  Total stock-based compensation expense related to these and other stock-based grants for the year ended December 31, 2008 amounted to $2,535,364 and for the year ended December 31, 2007 amounted to  $2,479,181.

The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Years ended December 31,
	2008	2007
Risk free interest rate range	2.10-3.50%	4.52-4.84%
Dividend yield	0%	0%
Expected volatility	81.1%	81.1%-96.7%
Expected life in years	3-7	3-7

The fair value of each option granted to employees and non-employees is estimated as of the grant date using the Black-Scholes option pricing model.  The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period.  As of December 31, 2008, total unrecognized compensation cost for these and prior grants amounted to $17,859, all of which is expected to be recognized in 2009.

Net loss per share of common stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 45,207,824 exercise of options and warrants of 6,054,934 and 3,437,517, respectively at December 31, 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The Company’s issued and outstanding common shares as of December 31, 2008 do not include the underlying shares exercisable with respect to the issuance of 402,939 warrants as of December 31, 2008, exercisable at $0.01 per share related to a financing completed in June 2006.  In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

Recently issued and proposed accounting pronouncements

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

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its consolidated results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

(“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 07-5 on its consolidated financial position, results of operations or cash flows.

NOTE 3.

FIXED ASSETS:

Fixed assets consist of the following:

		December 31,	December 31,
	Useful life	2008	2007
Computer equipment	3-5 years	$ 140,322	$ 140,322
Computer software	3 years	42,170	42,170
Telecommunications equipment	5 years	3,165	3,165
Office equipment	3 years	3,067	6,361
Furniture and fixtures	5 years	106,436	119,654
Leasehold improvements	Lease term	-	21,081
			332,753
Less: accumulated depreciation		(210,889)	(175,296)
		$ 84,271	$ 157,457

Depreciation expense from continuing operations totaled $57,610 and $56,938 for the years ended December 31, 2008 and 2007, respectively.

On August 31, 2007, certain First Performance assets were abandoned due to the closure of the Florida office.  Accordingly, the Company included a charge to General and Administrative Expenses in the amount of $68,329 related to the disposal of these assets.  On June 30, 2008, the remaining First Performance assets were abandoned due to the closure of the Nevada office.  Accordingly, the Company included a charge to General and

Administrative Expenses in the amount of $87,402 related to the disposal of these assets.  These charges appear in the Discontinued Operations section of the Statement of Operations.  (See Note 18.)

On December 31, 2008, certain Debt Resolve assets were abandoned due to vacating our old office in White Plains, NY.  Accordingly, the Company included a charge to Other Expense in the amount of $15,576 related to the disposal of these assets.

NOTE 4.

ACQUISITION OF FIRST PERFORMANCE CORPORATION:

As discussed in Note 1, on January 19, 2007, the Company acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation (“First Performance”), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement.  First Performance was an accounts receivable management agency formerly with operations in Las Vegas, Nevada and in Fort Lauderdale, Florida.  The aggregate purchase price of $850,000 included $500,000 of cash and $350,000 of the Company’s common stock, consisting of 88,563 shares at $3.95 per share.

The assets and liabilities of First Performance have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of First Performance, the Company acquired identifiable intangible assets of approximately $450,000.  Of the identifiable intangibles acquired, $60,000 was assigned to trade names and $390,000 was assigned to customer relationships.  In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of four of its major clients, the Company performed an interim impairment analysis at June 30, 2007 and at September 30, 2007.  After analysis, no additional impairment charge was needed at the annual assessment on December 31, 2007.  On June 30, 2008, upon the closure of First Performance, the balance of the intangible assets was written off in the amount of $176,545.  (See Note 6.) Also at closure, the results of First Performance have been reclassified to Discountinued Operations. (See Note 18.)  The amounts of these intangibles have been estimated based upon information available to management upon an outside appraisal.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset	Amortization Period
Trade names	10 years
Customer relationships	4 years

The following table details the allocation of the purchase price for the acquisition of First Performance:

Fair Value

Restricted cash	$ 157,485
Accounts receivable	419,167
Prepaid expenses and other current assets	103,082
Fixed assets, net	286,229
Intangible asset - trade names	60,000
Intangible asset - customer relationships	390,000
Deposits and other assets	51,999
Accounts payable	(1,573,252)
Net fair values assigned to assets acquired and
liabilities assumed	(105,290)
Direct costs of acquisition	(86,915)
Goodwill	1,042,205
Total	$ 850,000

The following represents a summary of the purchase price consideration:

Cash	$500,000
Value of common stock issued	350,000
Total purchase price paid	$850,000
Direct acquisition costs	86,915
Total purchase price consideration	$936,915

First Performance was purchased on January 19, 2007, and therefore only its operations from January 19, 2007 through December 31, 2007 are included in the Company’s consolidated financial statements.  The following table presents the Company’s unaudited pro forma combined results of operations for the year ended December 31, 2007, as if First Performance had been acquired at the beginning of the period.

For the year ended December 31,
2007
(unaudited)

Revenues	$ 2,938,541

Net loss	$ (12,312,034)

Pro-forma basic and diluted net loss per common share	$ (1.53)

Weighted average common shares outstanding – basic and diluted	8,040,385

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the First Performance acquisition had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

NOTE 5.

SECURITIES PURCHASE AGREEMENT – CREDITORS INTERCHANGE:

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

NOTE 6.

 IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

In 2007, the Company recorded $1,042,205 of goodwill in connection with its acquisition of First Performance (See Note 4).   It also recorded $450,000 in intangible assets related to First Performance’s trade names and customer relationships (See Note 7).  The amounts of goodwill that the Company recorded in connection with this acquisition was determined by comparing the aggregate amount of the purchase price plus related transaction costs to the fair value of the net tangible and identifiable intangible assets acquired.

In accordance with SFAS 142, based on certain changes in the operations of First Performance, including the loss of four of its major clients, the Company performed an interim impairment analysis at June 30, 2007 and at September 30, 2007.  As a result of these analyses, the Company determined that the entire amount of goodwill with respect to First Performance was deemed to be impaired.  In addition, the other intangible assets subject to amortization were also found to be impaired, and were revalued at $270,000, as of June 30, 2007.  Accordingly, the Company recorded a goodwill and intangibles impairment charge in the amount of $1,179,080 as of June 30, 2007.  The Company recorded an additional $27,255 charge at September 30, 2007, revaluing the intangible assets to $225,000.  The Company completed its annual impairment analysis as of December 31, 2007 and determined that no additional impairment charge was needed.  On June 30, 2008, upon the closure of First Performance, a final impairment charge of $176,545 was taken to reduce the value of the intangibles to $0.  All of these charges are now in discontinued operations.

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

NOTE 7.

INTANGIBLE ASSETS:

Intangible assets consist exclusively of amounts related to the acquisition of First Performance.

The components of intangible assets as of December 31, 2008 and 2007 are set forth in the following tables, respectively:

	Useful life	Original amount	Amortization	Impairment	December 31, 2008
Trade names	10 years	$ 60,000	(4,358)	(55,642)	$ -
Customer relationships	4 years	$ 390,000	(104,968)	(285,032)	$ -
		$ 450,000	(109,326)	(340,674)	$ -

	Useful life	Original amount	Amortization	Impairment	December 31, 2007
Trade names	10 years	$ 60,000	(3,554)	(41,848)	$ 14,598

Customer relationships	4 years	$ 390,000	(73,468)	(122,282)	$ 194,250
		$ 450,000	(77,022)	(164,130)	$ 208,848

Amortization expense totaled $32,304 and $77,022 for the years ended December 31, 2008 and 2007, respectively. There is no amortization expense in the next five years as these assets have been written off.

NOTE 8. NOTES PAYABLE AND CONVERTIBLE NOTES:

Convertible Debentures

On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6 month convertible debenture with a maturity date of March 31, 2009.  This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009.  The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008.  Thereafter, interest is payable monthly in cash.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.   The Exchange Agreement calls for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture. In accordance with EITF 96-19, the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied. A loss on extinguishment of $60,000 was booked to general and administrative expense. As of the date of this report, the shares have not been issued.  The debenture is secured by an escrow of 450,000 shares of the common stock of the Company, which is held in escrow at the lender’s attorney’s office.  At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price.  Conversion Price” means the (i) the average of the lowest three bid prices for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%).  The debenture was recorded net of a beneficial conversion feature of $300,000, based on the relative fair value of the conversion feature.  The beneficial conversion feature is being amortized over the term of the debenture.  During the year ended December 31, 2008, the Company recorded amortization of the beneficial conversion feature related to this debenture of $150,000.  At the date of this report, the debenture is in default, and the Company is working with the lender to restructure the debenture.

On July 31, 2008, the Company agreed to give the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor.  Because of a delinquent payable with the Company’s stock transfer agent, the shares were converted to a 6 month loan of $50,000 with a maturity date of January 31, 2009.  The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash.  At September 30, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for a convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000.  The debenture carries interest at a rate of 12% per annum, with interest  payable monthly in arrears in cash.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price.  Conversion Price” means the (i) the average of the lowest three bid prices for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%).  The debenture was recorded net of a beneficial conversion feature of $38,250, based on the relative fair value of the conversion feature.  The beneficial conversion feature is being amortized over the term of the debenture.  During the year ended December 31, 2008, the Company recorded amortization of the beneficial conversion feature related to this debenture of $28,688. As a result of the lowest three bid prices default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009.

The embedded conversion option related to the Convertible Debentures is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".  We have determined that the embedded conversion option is a derivative liability.  Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period.  The conversion option is valued using the Black-Scholes valuation model.  For the year ended December 31, 2008, the Company reflected a gain of $430,418 representing the change in the value of the embedded conversion option.

Short and Long Term Notes

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note.  The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  The note matured on February 28, 2008 and was extended to March 31, 2008 for an extension fee of $5,000.  The note was extended each month from April 1 to December 31, 2008 at an extension fee of $5,000 per month.  On December 31, 2008, aggregate extension fees totaled $50,000.  In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012.  The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the years ended December 31, 2008 and 2007, the Company recorded amortization of the debt discount related to this note of $29,400 and $14,700, respectively.  This note is guaranteed by Mssrs. Mooney and Burchetta.

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18 month note with a maturity date of June 21, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.   The note is secured by the assets of the Company.  In conjunction with the note, a warrant to purchase 37,500 shares of common stock was granted at an exercise price of $1.07 and an expiration date of December 21, 2012.  This warrant has a “cashless” exercise feature.  The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $19,375 due to the note being in default.  This note is guaranteed by Mr. Burchetta.  The note has a provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At December 31, 2008, the Company had raised in excess of $500,000 subsequent to this note, and as a result, this note is in default.  The note holder has requested repayment of the note, but the note is still outstanding.

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18 month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.   The note is secured by the assets of the Company.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $34,400.  This note is guaranteed by Mr. Burchetta.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18 month note with a maturity date of July 25, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 25, 2013.  The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $12,406.

Between January 15, 2008 and February 8, 2008, an unaffiliated investor loaned the Company $75,000 on a short term basis.  The interest rate is 12% per annum, and the loan is repayable on demand.  As of August 12, 2009, the remaining outstanding balance on the loan is $22,500.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18 month note with a maturity date of August 26, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs 31+ days after origination.  The Company accrued the $45,000 service fee during the year ended December 31, 2008.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013.  The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $31,889.

On March 7, 2008, the Company borrowed $100,000 from a bank at the prime rate for 30 days.  On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due in 30 days.  On May 15, 2008, the second loan was repaid, and the Company borrowed $250,000 at the prime rate and due on July 1, 2008.  The note has subsequently been extended several times with a current due date of October 1, 2009.  The note is guaranteed by Mssrs. Mooney and Montgomery.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18 month note with a maturity date of September 27, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013.  The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $18,950.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.   The note is secured by the assets of the Company.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a “cashless” exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $88,110 due to the note being in default.  This note is guaranteed by Mr. Burchetta.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At December 31, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses. The note holder has requested repayment of the note, but the note is still outstanding.

On November 14, 2008, an unaffiliated investor loaned the Company $107,000 on short term note with a maturity date of December 31, 2008.  The Company received net proceeds of $100,000, and the $7,000 was treated as prepaid interest on the note to the original maturity date.  The maturity date was subsequently extended to March 31, 2009 for additional interest on the note of $8,000, and the face amount of the loan is now $115,000 at maturity.  The note carries a default rate of interest of 22% per annum after the maturity date.  The Company has a thirty (30) day grace period after the maturity date to repay the note with interest.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.   The note is secured by a first lien on the assets of the Company as evidenced by a UCC-1 filing.  Arisean Capital subordinated its first lien position on its $576,000 outstanding loan to the extent of this loan and a second loan by the same investor of $82,500 discussed in the Subsequent Events note.  (See Note 21)  In conjunction with the note, the Company also issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.12 and an expiration date of November 14,

2013.  This warrant has a “cashless” exercise feature.  The warrant was subsequently cancelled and replaced by a new warrant at the time of the second loan also discussed in the Subsequent Events note.  (See Note 21)  The note was recorded net of a deferred debt discount of $50,504, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of the debt discount related to this note of $50,504.

 NOTE 9.

LINES OF CREDIT — RELATED PARTIES:

First Performance had a line of credit on the date of the Company’s acquisition.  The outstanding balance as of January 19, 2007 of $150,000 was repaid during the year ended December 31, 2007, and the line of credit was terminated.

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs.  Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company.  Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company.  Arisean is controlled by Charles S. Brofman, a Director and co-founder of the Company.  On February 8, 2008, Mr. Brofman was awarded non-plan options to purchase 350,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of February 8, 2011.  The options were awarded in consideration of Mr. Brofman waiving the mandatory prepayment of the line of credit from the funds received from the private placements completed in late 2007 and early 2008.  The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman’s financing during 2008 and was expensed immediately.  As of December 31, 2008, the outstanding balance on this line of credit was $576,000.  The Company accrued interest expense related to this line of credit of $69,309 during the year ended December 31, 2008 but did not pay this interest during 2008.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance.  Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  As of December 31, 2008, the Company has borrowed $119,000 under this line of credit.  The Company accrued interest expense related to this line of credit of $15,051 during the year ended December 31, 2008 but did not pay this interest during 2008.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used to fund the working capital needs of Debt Resolve and First Performance.  Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012.  The note was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2007, the Company recorded amortization of $117,700 of the debt discount related to this note.  On February 8, 2008, Mr. Mooney was awarded non-plan options to purchase 350,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of February 8, 2011.  The options were awarded in consideration of Mr. Mooney funding additional loans during 2008 and for waiving the mandatory prepayment of the line of credit from the funds received from the private placements completed in late 2007 and early 2008.  The option expense of $227,500 was treated as deferred debt discount in association with Mr. Mooney’s financing during 2008 and was expensed immediately.  As of December 31, 2008, the Company has borrowed $350,421 under this line of credit.  This note is guaranteed by Mr. Burchetta and Mr. Brofman.  The Company accrued interest expense related to this line of credit of $39,797 during the year ended December 31, 2008 but did not pay this interest during 2008.

On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, the Chief Executive Officer and a Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve.  Mr. Montgomery subsequently left the Company effective July 1, 2009.  Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015.  The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option.  The debt discount is being amortized over the term of the note.  During the year ended December 31, 2008, the Company recorded amortization of $262,500 of the debt discount related to this note.  As of December 31, 2008, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883.  The Company accrued interest expense related to this line of credit of $13,466 during the year ended December 31, 2008 but did not pay this interest during 2008.

NOTE 10.

DRV CAPITAL LLC – DISCONTINUED OPERATIONS:  (See Note 18)

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

Purchased Accounts Receivable
Beginning balance - January 1, 2007	$ --
Purchases	607,994
Liquidations	(123,753)
Sale of pools	(409,321)
Write downs	(74,920)
Ending balance - December 31, 2007	$ --

Portfolio Loans Payable:
Beginning balance - January 1, 2007	$ --
Borrowings	547,195
Repayments	(547,195)
Ending balance - December 31, 2007	$ --

NOTE 11.

STOCKHOLDERS’ DEFICIENCY

During the year ended December 31, 2007, the Company recorded compensation expense representing the amortized amount of the fair value of options granted to advisory board members in 2003, 2004 and 2005, of $15,436.

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

During the year ended December 31, 2008, the Company issued 450,000 shares held in escrow in conjunction with the issuance of the $300,000 convertible debenture. (See Note 8). The Company does not consider these shares as outstanding and as such does not include them in the calculation of Earnings per Share.

During the year ended December 31, 2008, the Company also accrued for later issuance 150,000 shares to be issued in conjunction with the issuance of the $300,000 convertible debenture. (See Note 8). As of the date of this report, the shares have not been issued.

During the year ended December 31, 2008, the Company completed a private placement for gross proceeds approximating $25,000 for the sale of 100,000 shares of common stock.  In conjunction with this transaction, the Company issued an aggregate of 125,000 warrants to purchase common stock to the investor.  Each warrant is exercisable at $0.25 per share for a term of five years.

During the year ended December 31, 2008, the Company issued a new employee 50,000 shares of the common stock of the Company valued at $40,000.

During the year ended December 31, 2008, the Company issued 1,850,000 shares of the common stock of the Company to consultants for services or to agents for fundraising activities.  The value of these shares is $2,203,080.  (See Note 8.)

During the year ended December 31, 2008, the Company received cash proceeds of $375 from the exercise of warrants to purchase 37,501 shares of common stock.

NOTE 12.

STOCK OPTIONS:

As of December 31, 2008, the Company has one stock-based employee compensation plan.  The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

A summary of option activity within the 2005 Plan during the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term	Value
Outstanding at January 1, 2008	820,000	$ 4.79	4.2 Years	$ --
Granted	203,000	$ 1.32	6.2 Years	$ --
Exercised	--	$ --	--	$ --
Forfeited or expired	(158,000)	$ 4.57	--	$ --
Outstanding at December 31, 2008	865,000	$ 2.99	4.5 Years	$ --
Exercisable at December 31, 2008	755,000	$ 3.22	4.3 Years	$ --

As of December 31, 2008, the Company had 110,000 unvested options within the 2005 Plan.

On February 8, 2008, the Company issued options to purchase 150,000 shares of its common stock exercisable at $1.25 per share to an employee.  The stock options have an exercise period of seven years and vest 33% at issuance, 33% on the first anniversary of the employee and 34% on the second anniversary of the employee.  The grant was valued at $138,000, is being expensed over the vesting period and resulted in an expense during the year ended December 31, 2008 of $125,734.

On February 8, 2008, the Company issued options to purchase 20,000 shares of its common stock exercisable at $1.25 per share to an employee.  The stock options have an exercise period of seven years, vested immediately and were valued at $18,400, resulting in expense during the year ended December 31, 2008 of $18,400.

On February 8, 2008, the Company issued options to purchase 3,000 shares of its common stock exercisable at $1.25 per share to an employee.  The stock options have an exercise period of seven years and vested on the anniversary date of the employee.  The grant was valued at $2,760 and was expensed shortly after the date of grant and resulted in expense during the year ended December 31, 2008 of $2,760.

On February 8, 2008, the Company re-priced the options of all current employees to an exercise price of $1.50 per share from exercise prices ranging from $4.04 to $5.00 per share.  The re-pricing was valued at $266,765, and was expensed over the remaining vesting periods and resulted in expense during the year ended December 31, 2008 of $266,765.

On June 3, 2008, the Company issued options to purchase 10,000 shares of its common stock exercisable at $1.84 per share to an employee.  The stock options have an exercise period of seven years.  The grant vested immediately, was valued at $13,800 and was expensed immediately.

On June 16, 2008, the Company issued options to purchase 20,000 shares of its common stock exercisable at $1.63 per share to an employee.  The stock options have an exercise period of seven years.  Of the grant, options to purchase 10,000 shares vest on the six month anniversary of the grant and the remaining 10,000 shares vest on the first anniversary of the grant date.  The grant was valued at $24,400, is being expensed over the one year vesting period and resulted in a charge during the year ended December 31, 2008 of $18,808.

A summary of stock option activity outside the 2005 Plan during the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term	Value
Outstanding at January 1, 2008	3,033,434	$ 4.97	6.3 Years	$ --
Granted	2,311,500	$ 1.18	4.9 Years	$ --
Exercised	--	$ --	--	$ --
Forfeited or Expired	(155,000)	$ 4.66	--	$ --
Outstanding at December 31, 2008	5,189,934	$ 2.89	5.3 Years	$ --
Exercisable at December 31, 2008	5,189,934	$ 2.89	5.3 Years	$ --

On January 24, 2008, the Company issued options to purchase 350,000 shares of its common stock exercisable at $0.80 per share to a new employee.  The stock options vested 50% immediately and 50% on the six month anniversary of the employee.  The options have an exercise period of seven years.  The grant was valued at $210,000, was expensed during the vesting period and resulted in a charge during the year ended December 31, 2008 of $210,000.

On February 8, 2008, the Company issued options to purchase 111,500 shares of its common stock exercisable at $1.25 per share to four directors.  The stock options vested immediately and have an exercise period of five years.  The grants were valued at $90,315 and were expensed immediately.

On February 8, 2008, the Company issued options to purchase 350,000 shares of its common stock exercisable at $1.25 per share to an employee and director.  The stock options vested immediately and have an exercise period of seven years.  The grant was valued at $322,000 and was expensed immediately.

As of December 31, 2008, the Company had no unvested stock options outside the 2005 Plan.

The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in 2006 and 2007 in the amount of $31,333 and $180,449, respectively, during the year ended December 31, 2008.

Stock based compensation for the years ended December 31, 2008 and 2007 was recorded in the consolidated statements of operations as follows:

	2008	2007
Payroll and related expenses	$ 2,342,031	$ 2,223,387
General and administrative expenses	$ 153,333	$ 255,794

NOTE 13.

WARRANTS:

A summary of warrant activity during the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term	Value
Outstanding at January 1, 2008	2,042,770	$1.60	3.0 Years	--
Granted	2,074,000	$0.43	4.5 Years	--
Exercised	(37,501)	$0.01	--	--
Forfeited or Expired	(238,814)	$3.28	--	--
Outstanding at December 31, 2008	3,840,455	$1.23	3.7 Years	$ --
Exercisable at December 31, 2008	3,840,455	$1.23	3.7 Years	$ --

As of December 31, 2008, there were no unvested warrants to purchase shares of common stock.

On February 8, 2008, the Company issued warrants to purchase 71,250 and 3,750 shares of its common stock, respectively, exercisable at $1.25 per share, to two individuals who introduced the new Chief Executive Officer of the Company to the Company.  The warrants have an exercise period of five years and vested immediately.  The warrants were valued at $60,000 and were expensed immediately.

On October 9, 2008, the Company sold 100,000 shares of stock in a private placement for cash proceeds of $25,000.  In conjunction with the private placement, the Company issued a warrant to purchase 125,000 shares of its common stock exercisable at $0.25 per share.  The warrants have an exercise period of five years and vested immediately.

On November 11, 2008, the Company issued warrants to purchase 275,000 shares of common stock of the Company at an exercise price of $0.12 per share in conjunction with a marketing agreement with a new business partner.  The warrants have a “cashless” exercise feature and a three year exercise period.  The warrants were issued along with 275,000 restricted shares which were granted at the same time to the business partner. The warrants were valued at $30,855 and were expensed immediately

On November 20, 2008, the Company issued warrants to purchase 225,000 shares of common stock of the Company at a total exercise price of $1.00 as part of a consulting agreement.  The warrants have a “cashless” exercise feature and a five year exercise period. The warrants were valued at $22,500 and were expensed immediately

NOTE 14.

LITIGATION:

Lawsuits from vendors

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us.  The complaint was answered on August 14, 2008 raising various affirmative defenses.  On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York.  The case has been on hold since the bankruptcy filing.  On March 18, 2009, the Company filed a counterclaim in the bankruptcy court for legal malpractice and the defenses raised in the previously filed answer. The entire balance in dispute is in the accounts payable of the Company.

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,546 plus interest for consulting services rendered to us.  On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,546 plus $2,538.54 in interest and $651 in costs, or a total of $27,735.  A restraining order was served on the Company’s bank account for the amount of the judgment.  On March 10, 2009, $12,839 was paid in partial satisfaction of the judgment, leaving a balance payable of $14,896. This balance payable is in the accounts payable of the Company.

On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383 plus interest for services allegedly rendered to us.  The complaint was answered on February 23, 2009 raising various affirmative defenses.  The action is currently in the discovery phase. The entire amount in dispute is in the accounts payable of the Company.

Lawsuits from landlords

On May 7, 2008, the Company received a three-day demand for rent due in the amount of $72,932 for the period December 1, 2007 through May 1, 2008.  On May 20, 2008, a petition for hearing was filed in the White Plains New York City Court, County of Westchester demanding payment of $88,497.  On May 27, 2008, the Company signed a stipulation of settlement in the amount of $88,747 including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008.  On June 11, 2008, the Company signed an amended stipulation of settlement in the amount of $101,000, with a payment of $56,626 due on June 20, 2008 and a payment of $44,374 due on June 30, 2008.  On July 16, 2008, the Company received a five day notice to pay the agreed payments or face eviction.  On October 1, 2008, the Company was evicted from its leased premises.  On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,346 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment.  On December 16, 2008, a restraining order was served on the Company’s bank account for the amount of the judgment original judgment of $101,000.  On March 12, 2009, the Company signed a new stipulation of settlement settling the matter upon completion of three events.  First, the Company immediately forfeited its security deposit of $79,800 plus interest.  Second, the Company must make an additional payment of $50,000 by April 15, 2009.  Third, the Company must then remove all of its furniture by April 22, 2009.  An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000.  The Company must then remove the furniture within seven days of making the payment.  If all three conditions are met, the parties fully release each other from any further claims.  If all three of these conditions are not met, judgment is entered for $135,356., the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $101,000 for the period December 1, 2007 to June 1, 2008.  At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet.  On May 18, 2009, the Company paid the required $60,000 payment.  The Company subsequently removed its furniture from the premises.  On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled.  The accrual will be reversed in the second quarter reflecting the settlement.

On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,917 for unpaid rent due as of January 31, 2009.  First Performance had vacated the premises as of June 30, 2008 with the closing of its business.  Debt Resolve has been dismissed from the suit at this time, as it was not a signatory to the lease or guarantor of the lease.  The case continues against First Performance Corp. and its former owners, with an answer due by First Performance shortly. The entire amount of the amount in dispute is accrued on the books of First Performance.

Lawsuits from former employees

On April 18, 2007, the Company received a letter from a law firm stating that a claim with the EEOC and a lawsuit would be filed charging sexual discrimination in the wrongful termination of a manager of the First Performance Florida facility.  The facility was subsequently closed on June 30, 2007 as a cost reduction measure.  The First Performance employment practices insurance carrier defended the matter against the U.S. EEOC and the Broward County Civil Rights Division.  On March 18, 2008, a settlement was reached in the amount of $24,500.  However, due to First Performance’s financial problems which led to its closure on June 30, 2008, the settlement was not paid.  Because of the non-payment, final judgment was entered against First Performance Recovery Corp. in the amount of $103,005 plus $5,293 in attorneys’ fees on October 11, 2008.  On December 17, 2008, final judgment was entered against First Performance Corp. and Debt Resolve in the amount of $35,287.  On April 13, 2009, agreement was reached to settle the case for $15,000 if payment is made by May 15, 2009.  On May 19, 2009, the Company made the required payment under the settlement and received a Satisfaction of Judgment and Release on this matter, which is now closed.

Lawsuit related to financing

On December 24, 2008, the Company negotiated a settlement of pending litigation with Compass Bank in Texas, from whom the Company had received a fraudulent wire transfer letter in connection with the Harmonie International investment that was never funded by the investor.  The Company received a cash payment of $50,000 to settle all claims against Compass Bank that was credited to legal expense.  The Company has also referred all of the matters surrounding the Harmonie transaction to the appropriate authorities.

From time to time, the Company is involved in various litigation in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 15.

OPERATING LEASES:

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent.  Since that date, in accordance with SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount.  At December 31, 2008, accrued rent payable totaled $10,883.  On October 1, 2008, the Company was evicted from its office for non-payment of rent.  An amended stipulation of settlement has been signed to resolve the balance of the lease.  (See Note 14.)

The Company also leased an office in Fort Lauderdale, Florida under a non-cancelable operating lease that expires January 31, 2009 and called for monthly payments of $22,481.  Until August 31, 2007, the monthly payment has been reduced by a $5,000 abatement to $17,481 per month.  In July 2007, the Company negotiated an early cancellation of the Florida lease whereby the rent obligation terminated on September 30, 2007.

The Company leased an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for escalating monthly payments of $19,225.  On June 30, 2008, First Performance was closed, and the premises were abandoned.  A complaint has been filed against First Performance in Clark County, Nevada court.  (See Note 14.)

Rent expense for continuing operations for the years ended December 31, 2008 and 2007 was $105,993 and $123,350, respectively.  A charge of $1,394,929 was taken on June 30, 2008 upon closure of First Performance and appears in the Statement of Operations discontinued operations section and is on the balance sheet.

As of December 31, 2008, future minimum rental payments under Debt Resolve’s non-cancelable operating lease were as follows:

For the Years Ending December 31,	Amount
2009	130,164
2010	75,929
$ 206,093

NOTE 16.

EMPLOYMENT AGREEMENTS:

The Company has entered into an employment agreement with James D. Burchetta under which he will devote substantially all of his business and professional time to us and our business development.  The employment agreement with Mr. Burchetta is effective until January 13, 2013.  The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contains provisions for minimum annual increases based on changes in an applicable “cost-of-living” index.  The employment agreement with Mr. Burchetta contains provisions under which his annual salary may increase to $600,000 if we achieve specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.  In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000.  Compensation expense under the agreement with Mr. Burchetta totaled $135,417 and $250,000 for the years ended December 31, 2008 and 2007, respectively.

The Company amended the employment agreement with Mr. Burchetta in February 2004, agreeing to modify his level of compensation, subject to its meeting specified financial and performance milestones.  The employment agreement, as amended, provided that the base salary for Mr. Burchetta will be as follows: (1) if at the date of any salary payment, the aggregate amount of our net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover our projected cash flow requirements (as established by our board of directors in good faith from time to time) for the following 12 months (the “projected cash requirement”), the annual base salary will be $150,000; and (2) if at the date of any salary payment, our net cash on hand provided from operating activities is sufficient to cover our projected cash requirement, the annual base salary will be $250,000, and increased to $450,000 upon the date upon which we complete the sale or license of our Debt Resolve system with respect to 400,000 consumer credit accounts.  Under the terms of the amended employment agreement, no salary payments were made to Mr. Burchetta during 2004.  The Company recorded compensation expense and a capital contribution totaling $150,000 in 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary.

The Company amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 we will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing.

On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008.  One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits.  The Board affirmed the effectiveness of the agreement to January 13, 2013.

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer on the planned retirement of Katherine A. Dering.  Mr. Rainey also became Secretary of the Company in November 2007 and President of the Company in January 2008.  Mr. Rainey also became Interim Chief Executive Officer effective July 15, 2009.  Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the company.  Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors.  Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the company, one third of which vest on the first, second and third anniversaries of the start of employment with the company.  Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors.  Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with benefits.  Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer.  The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date.  Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors.  Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board.  Mr. Montgomery left the Company and the Board effective July 1, 2009.

Each of the employment agreements with Mr. Burchetta, Mr. Montgomery and Mr. Rainey also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property.  In addition, Mr. Rainey’s contract provides for a one year non-compete during the term of his severance.

NOTE 17.

EMPLOYEE BENEFIT PLANS:

Beginning January 1, 2006, the Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code.  This plan is for all employees who were employed by the Company at December 31, 2005 or who have completed 1,000 hours of service.  Company contributions are made in the form of the employee’s investment choices and vest immediately.  Matching contributions that were expensed by the Company for the years ended December 31, 2008 and 2007 were $11,305 and $36,839, respectively.

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

NOTE 18.

DISCONTINUED OPERATIONS

On October 15, 2007, the Company ceased operations of DRV Capital, and EAR.  On June 30, 2008, the Company closed First Performance and First Performance Recovery.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results for the years ended December 31, 2008 and 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

The consolidated liabilities of DRV Capital and EAR are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Liabilities:
Accounts payable	$—	$56
Total current liabilities	$—	$56

Components of discontinued operations for DRV Capital and EAR are as follows:

	Year ended December 31,	Year ended December 31,
	2008	2007
Revenue	$ --	$ 3,334

Payroll and related expenses	--	207,654
General and administrative expenses	--	209,302
Total expenses	--	416,956

Loss from operations	--	--
Interest expense	--	--

Net loss from discontinued operations	$ --	$ (452,085)

The consolidated assets and liabilities of First Performance and First Performance Recovery are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Current assets:
Cash	$1,301	$—
Restricted cash	—	67,818
Accounts receivable	—	64,806
Prepaid expenses & other	4,281	5,319
Total current assets	5,582	137,943
Fixed assets, net	—	125,638
Other assets:
Deposits and other assets	—	13,925
Intangible assets, net	—	208,848
Total assets	$5,582	$486,354
Current liabilities:
Accounts payable and accrued expenses	$2,330,912	$756,973
Collections payable	—	42,606
Lines of credit — related parties	—	101,000
Total current liabilities	$2,330,912	$900,579

Components of discontinued operations for First Performance and First Performance Recovery are as follows:

	Year ended December 31,	Year ended December 31,
	2008	2007
Revenue	$ 300,742	$ 2,778,374

Payroll and related expenses	603,924	3,128,654
General and administrative expenses	743,327	2,170,128
Accrual for closing costs	1,364,458	--
Goodwill & intangible impairment	176,545	1,206,335
Disposal of Fixed Assets	87,402	68,329
Amortization of intangibles	32,304	77,022
Depreciation Expense	38,235	93,100
Total expenses	3,046,195	6,743,568
Loss from operations	(2,745,453)	(3,965,194)

Interest expense	(9,236)	(6,040)
Other income (expense)	7,687	(18,296)

Net loss from discontinued operations	$ (2,747,002)	$ (3,989,530)

NOTE 19.

FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company’s short investments as of December 31, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Assets at Fair Value
Liabilities:
Derivative liability	$	$			$(331,268)	$(331,268)
Convertible notes	$	$			$(351,000)	$(351,000)
Short-term notes	$		$(487,000)	$		$(487,000)
Long-term debt	$		$(823,000)	$		$(823,000)
Lines of credit-related parties	$		$(1,203,623)	$		$(1,203,623)

At December 31, 2008, the carrying amounts of the notes payable approximate fair value because the entire note had been classified to current maturity.

NOTE 20.

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

NOTE 21.

SUBSEQUENT EVENTS:

a.

Additional Financing

On February 26, 2009, an unaffiliated investor loaned the Company an additional $82,500.  The note had a maturity date of March 31, 2009, which was subsequently extended to April 10, 2009.  Later the maturity date was extended to July 1, 2009 for an additional payment of $12,500.  At maturity, the Company has a thirty (30) day grace period to repay the note.  Prepaid interest of $7,500 and attorneys fees of $5,000 were deducted from the gross proceeds of the note.  Interest applies at a default rate of 26% interest per annum after maturity.  In conjunction with the note, the investor received 750,000 warrants to purchase the common stock of the Company at an exercise price of $1.00.  As security for the loan and for the prior loan of $115,000, a contingent warrant of 25,000,000 shares at an exercise price of $1.00 was given to the investor.  This contingent warrant vests upon default but can be canceled by payment in full of the outstanding obligations of $210,000.

On May 29, 2009, an unaffiliated investor loaned the Company $100,000 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On July 22, 2009, an unaffiliated investor loaned the Company $75,000 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 750,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On July 29, 2009, an unaffiliated investor loaned the Company an additional $25,000 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 250,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On August 4, 2009, an unaffiliated investor loaned the Company $100,000 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On August 7, 2009, the Board of Directors at its regular meeting awarded each of the four Directors who were active as of December 31, 2008 restricted shares of 500,000 each at the closing price of trading on that day, which was $0.19. The shares were granted in recognition of service from January 1, 2008 to June 30, 2009, for the Board members agreeing to convert over $2 million of their notes, accrued interest and accrued payroll to stock at a conversion rate of $0.15 per share, and for the considerable risks and challenges which the Company faced during the period referenced above. In addition, the Board awarded the new Interim CEO 1,000,000 options to purchase the stock of the Company at the same closing price of $0.19 per share. The options were granted in recognition of the very demanding workload placed in the past and in the future on the Interim CEO as the Company restructures. The options have a seven year exercise period. Finally, the Board authorized the re-pricing of the options of all directors and employees who were active as of December 31, 2008 to the closing price of the stock that day, or $0.19. In total, seven employees were affected. The re-pricing was done due to the need by the Company to accrue most pay during the second half of 2008 and during 2009, a period during which the employees were largely not getting paid.

On August 7, 2009, an unaffiliated investor loaned the Company $5,000 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 50,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On August 14, 2009, an unaffiliated investor loaned the Company $12,500 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 125,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On August 14, 2009, an unaffiliated investor loaned the Company $12,500 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 125,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.

On August 14, 2009, an unaffiliated investor loaned the Company $100,000 on a three year Convertible Debenture with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debenture carries a first lien security interest following the discharge of the $210,000 note above.  In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share.  The exercise period of the warrant is five years.