Form 10-Q
period 2009-06-30
DEBT RESOLVE INC
filed 2009-08-19
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.: 1-33110

DEBT RESOLVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0889197

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

150 White Plains Road, Suite 108
Tarrytown, New York		10591

(Address of principal executive offices)		(Zip Code)

	(914) 949-5500

	(Issuer’s telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 19, 2009, 10,061,865 shares of the issuer’s Common Stock were outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets:
Cash	$412	$32,551
Accounts receivable	8,807	11,582
Prepaid expenses and other current assets	45,578	77,220
Current assets of discontinued operations	4,493	5,582

Total current assets	59,290	126,935

Fixed assets, net	59,762	84,271
Deposits and other assets	13,805	94,855

Total assets	$132,857	$306,061

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,862,559	$3,525,849
Convertible debentures (net of deferred debt discount of $16,236 and $159,562 as of June 30, 2009 and December 31, 2008, respectively)	434,764	191,438
Short-term notes	594,000	487,000
Current maturities of long-term debt (net of deferred debt discount of $13,822 and $69,556 as of June 30, 2009 and December 31, 2008, respectively)	809,177	753,444
Lines of credit – related parties	1,208,723	1,203,623
Derivative liability	1,286,269	331,268
Current liabilities of discontinued operations	2,311,496	2,330,912

Total current liabilities	10,506,988	8,823,534

Total liabilities	10,506,988	8,823,534

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 10,511,865 issued and 10,061,865 outstanding as of June 30, 2009 and December 31, 2008	10,512	10,512
Additional paid-in capital	47,287,329	47,207,568
Shares held under escrow (450,000 shares)	(450)	(450)
Accumulated deficit	(57,671,522)	(55,735,103)

Total stockholders’ deficiency	(10,374,131)	(8,517,473)

Total liabilities and stockholders’ deficiency	$132,857	$306,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30

	2009	2008	2009	2008

		(restated; Note 15)		(restated; Note 15)

Revenues	$13,967	$46,819	$38,462	$130,997

Costs and expenses:
Payroll and related expenses	183,134	872,583	375,375	2,233,579
General and administrative expenses	5,089	2,496,077	183,062	3,011,541
Depreciation and amortization expense	12,230	14,433	24,509	28,970

Total expenses	200,453	3,383,093	582,946	5,274,090

Loss from operations	(186,486)	(3,336,274)	(544,484)	(5,143,093)

Other (expense) income:
Interest income	—	—	—	190
Interest expense	(50,735)	(33,498)	(107,669)	(58,692)
Interest expense – related parties	(36,010)	(34,071)	(71,624)	(65,008)
Amortization of deferred debt discount	(28,331)	(45,781)	(260,969)	(547,454)
Loss on derivative liability	(923,410)	—	(955,001)	—
Other expenses	—	(337)	—	(338)

Total other (expense)	(1,038,486)	(113,687)	(1,395,263)	(671,302)

Loss from continuing operations	(1,224,972)	(3,449,961)	(1,939,747)	(5,814,395)
Income (loss) from discontinued operations	3,328	(2,142,817)	3,328	(2,650,619)

Net loss	$(1,221,644)	$(5,592,778)	$(1,936,419)	$(8,465,014)

Net income (loss) per common share:
basic and diluted (See Note 2)
Continuing operations	$(0.10)	$(0.35)	$(0.16)	$(0.63)
Discontinued operations	$—	$(0.22)	$—	$(0.29)

Total	$(0.10)	$(0.57)	$(0.16)	$(0.92)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	12,464,804	9,748,045	11,978,616	9,213,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2009	2008

		(restated; note 15)

Cash flows from continuing operating activities:
Net loss	$(1,939,747)	$(5,814,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	17,850	3,035,360
Derivative liability	955,001	—
Amortization of deferred debt discount	260,970	547,455
Depreciation and amortization	24,509	28,970
Legal fees paid directly from short term note proceeds	5,000	—
Interest paid directly from short term note proceeds	32,000	—
Changes in operating assets & liabilities Accounts receivable	2,775	(18,675)
Prepaid expenses and other current assets	31,642	46,609
Deposits and other assets	81,050	—
Accounts payable and accrued expenses	336,710	1,052,436

Net cash used in continuing operating activities	(192,240)	(1,122,240)

Cash flows from continuing investing activities:	—	—

Cash flows from continuing financing activities:
Proceeds from other receivable	—	200,000
Proceeds from long term loans	—	498,000
Proceeds from convertible loans	100,000	—
Proceeds from issuance of short term notes	70,000	717,202
Proceeds from line of credit	5,100	36,121
Repayment of short term notes	—	(295,000)
Repayment of line of credit	—	(10,000)
Proceeds from issuance of common stock	—	680,000
Proceeds from exercise of warrants	—	375

Net cash provided by continuing financing activities	175,100	1,826,698

Cash flows from discontinued operations
Net cash used in operating activities	(14,999)	(674,895)

Net cash used in discontinued operations	(14,999)	(674,895)

Net (decrease) increase in cash and cash equivalents	(32,139)	29,563

Cash and cash equivalents at beginning of period	32,551	—

Cash and cash equivalents at end of period – continuing operations	$412	$29,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

Non-cash financing activities:
Conversion of accounts payable to short term note	$9,000	$—

Issuance of unfunded short term note	$7,500	$—

Legal fees paid directly from short term note proceeds	$5,000	$—

Interest paid directly from short term note proceeds	$15,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Six Months Ended June 30, 2009
(Unaudited)

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Shares Held Under Escrow	Accumulated Deficit	Total

Balance at December 31, 2008	—	$—	10,061,865	$10,512	$47,207,568	$(450)	$(55,735,103)	$(8,517,473)

Capital contributed from the grant of stock options to employees	—	—	—	—	17,850	—	—	17,850
Capital contributed from the deferred debt discount of notes	—	—	—	—	61,911	—	—	61,911

Net loss	—	—	—	—	—	—	(1,936,419)	(1,936,419)

Balance at June 30, 2009	—	$—	10,061,865	$10,512	$47,287,329	$(450)	$(57,671,522)	$(10,374,131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

          The accompanying unaudited condensed consolidated financial statements of Debt Resolve, Inc. and subsidiaries (the “Company” or “Debt Resolve”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other interim period.

          The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, has a working capital deficiency and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the six months ended June 30, 2009, the Company incurred a net loss of $1,939,747 from continuing operations. Cash used in operating and investing activities from continuing operations was $192,240 for the six months ended June 30, 2009. In addition, the Company had a working capital deficiency of $8,140,695 from continuing operations as of June 30, 2009. Based upon projected operating expenses, the Company believes that its working capital as of the date of this report is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

          The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities. Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. In the alternative, the Company may be required to file for bankruptcy. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2008 have been restated to correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) a 450,000 share issuance for fundraising costs that was not previously recorded, (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded in the three months ended September 30, 2008, and (iii) the recording of a 450,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008. See Note 15 for additional details.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

          Revenue Recognition

          To date, we have earned revenue from collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly fees with transaction fees upon debt settlement.

          In recognition of the principles expressed in Staff Accounting Bulletin (“SAB”) 104 (“SAB 104”), that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until our client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a flat fee arrangement, the successful availability of our system to its customers.

          In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are identified separately.

          Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and demand deposits. From time to time, the Company has balances in excess of the federally insured limit.

          Accounts Receivable

          We extend credit to large, mid-size and small companies for collection services. We have a concentration of credit risk as 100% of the balance of accounts receivable at June 30, 2009 and almost 100% of the revenues for the three and six months ended June 30, 2009 consists of only one customer. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers. As of June 30, 2009, no allowance for doubtful accounts has been booked.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          Accounts Payable and Accrued Liabilities

          Included in accounts payable and accrued liabilities as of June 30, 2009 are accrued professional fees of $1,185,414, accrued closing costs for First Performance of $1,350,931 and cash disbursed in excess of available balance of $96,653. The Company owed 34 vendors a total of $2,895,916 at June 30, 2009, each of whom was individually owed in excess of 10% of total Company assets.

          Derivative Financial Instruments

          The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2009, conversion-related derivatives and the warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 471%; and risk free interest rate from 0.19% to 3.19%. The derivatives are classified as short term liabilities.

          Stock-Based Compensation

          The Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally remeasured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. As of June 30, 2009, there was no unrecognized compensation cost. Total stock-based compensation expense for the three months ended June 30, 2009 and 2008 amounted to $5,350 and $1,908,041, respectively, and for the six months ended June 30, 2009 and 2008 amounted to $17,850 and $3,035,360, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended June 30,

	2009	2008

Risk free interest rate range	NA	2.10 - 3.50%

Dividend yield	NA	0%

Expected volatility	NA	81.1%

Expected life in years	NA	3 -7

Weighted average fair value per share	NA	$0.88

          Until such time as the Company had sufficient relevant trading history to compute the historical volatility of its common stock, the Company utilized an expected volatility figure derived from the historical volatilities of an index of comparable public entities. The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

          Net Loss Per Share of Common Stock

          Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive shares of common stock realizable from the fulfillment of a share issuance commitment of 150,000 and 0, conversion of our convertible debentures of 8,507,449 and 0, and the exercise of options and warrants aggregating 33,242,450 and 7,698,463, respectively at June 30, 2009 and 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

          The Company’s issued and outstanding common shares do not include the underlying shares exercisable with respect to the issuance of 2,402,938 and 177,938 warrants as of June 30, 2009 and 2008, respectively, exercisable at $0.01 per share or less. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share. The Company excludes from the computation of basic net loss per share 23,750,000 shares from a contingent warrant that is exercisable at $0.00000004 per share in the event that the Company does not repay certain notes payable upon maturity.

          During the year ended December 31, 2008, the Company issued 450,000 shares held in escrow in conjunction with the issuance of the $300,000 convertible debenture (See Note 4). The Company does not consider these shares as outstanding and as such does not include them in the calculation of Earnings per Share.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 3.	NOTES PAYABLE:

          On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to June 30, 2009 for aggregate extension fees of $80,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note and was fully amortized by March 2008. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $0 and $29,400, respectively. This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company.

          On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note and was fully amortized in 2008. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $3,229 and $6,458, respectively. This note is guaranteed by Mr. Burchetta. As of June 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

          On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended June 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $8,600 each period and during the six months ended June 30, 2009 and 2008, the amortization expense was $17,200 each period. This note is guaranteed by Mr. Burchetta. As of June 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

          On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended June 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $3,383 each period, and during the six months ended June 30, 2009 and 2008, amortization was $6,766 and $5,639, respectively.

          Between January 2008 and June 2009, an unaffiliated investor loaned the Company $79,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of August 12, 2009, the remaining outstanding balance on the loan is $22,500.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 3.	NOTES PAYABLE (CONTINUED):

          On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of June 30, 2009. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended June 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $9,567 and during the six months ended June 30, 2009 and 2008 amortization was $19,132 and $12,756, respectively.

          On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 6%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008. The note was subsequently extended to January 1, 2009 and is outstanding as of June 30, 2009. The loan is secured by the assets of the Company and is personally guaranteed by Mr. Montgomery and Mr. Mooney, an officer/director and a director, respectively.

          On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended June 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $6,317, and during the six months ended June 30, 2009 and 2008 amortization was $12,633 and $6,317, respectively.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 3.	NOTES PAYABLE (CONTINUED):

          On November 14, 2008, an unaffiliated investor loaned the Company $107,000 on short term note with a maturity date of December 31, 2008 (the “November Note”). The Company received net proceeds of $100,000, and the $7,000 was treated as prepaid interest on the November Note to the original maturity date. The maturity date was subsequently extended to March 31, 2009 for additional interest on the note of $8,000, and the face amount of the November is now $115,000 at maturity. On July 31, 2009, the maturity date was extended to August 26, 2009. The November Note carries a default rate of interest of 22% per annum after the maturity date. The Company has a thirty (30) day grace period after the maturity date to repay the November Note with interest. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The November Note is secured by a first lien on the assets of the Company as evidenced by a UCC-1 filing. Arisean Capital subordinated its first lien position on its $576,000 outstanding loan to the extent of the November Note. In conjunction with the November Note, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.12 and an expiration date of November 14, 2013. This warrant has a “cashless” exercise feature. The November Note was recorded net of a deferred debt discount of $50,504, based on the relative fair value of the warrant and was fully amortized in 2008 over the term of the note. On February 13, 2009, the warrant for 1,000,000 shares was cancelled and replaced by a new five year warrant to purchase 25,750,000 shares of Company common stock at a total exercise price of $1.00. Upon repayment of amounts borrowed from the investor on or before maturity, as extended, the Company may reduce the warrant by 23,750,000 shares.

          On February 26, 2009, the holder of the November Note loaned the Company an additional $82,500 with a maturity date of March 30, 2009 (the “February Note”). The Company received net proceeds of $70,000, and the $7,500 was treated as prepaid interest on the February Note and the $5,000 was expensed as attorney’s fees. Through a series of amendments, the maturity date of the November Note and the February Note was extended to August 26, 2009 for additional interest of $12,500, with the face amount of the February Note is now $95,000 at maturity. The holder received the right, in the event of a Company default on either Note, to return to the Company any of the holder’s 2,000,000 warrants not yet exercised in exchange for the Company’s cash payment equal to $0.023 per warrant share. Interest applies at a default rate of 26% interest per annum after maturity. The February Note is secured by a first lien on the assets of the Company as evidenced by a UCC-1 filing. Arisean Capital further subordinated its first lien position on its $576,000 outstanding loan to the extent of the November and February Notes.

NOTE 4.	CONVERTIBLE DEBENTURES:

          On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6 month convertible debenture with a maturity date of March 31, 2009. This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009. The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008. Thereafter, interest is payable monthly in cash. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The Exchange Agreement calls for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture. As of the date of this report, the shares have not been issued. In accordance with EITF 96-19, the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied. A loss on extinguishment of $60,000 was booked to general and administrative expense. The debenture is secured by an escrow of 450,000 shares of the common stock of the Company, which is held in escrow at the lender’s attorney’s office. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price. Conversion Price” means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). The debenture was recorded net of a beneficial conversion feature of $300,000, based on the relative fair value of the conversion feature. The beneficial conversion feature is being amortized over the term of the debenture. During the three and six months ended June 30, 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $150,000, respectively. At the date of this report, the debenture is in default, and the Company is working with the lender to restructure the debenture.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 4.	CONVERTIBLE DEBENTURES (CONTINUED):

          On July 31, 2008, the Company agreed to pay the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor. Because of a delinquent payable with the Company’s stock transfer agent, the shares were converted to a 6 month loan of $50,000 with a maturity date of January 31, 2009. The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash. At September 30, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for a convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000. The debenture carries interest at a rate of 12% per annum, with interest payable monthly in arrears in cash. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price. Conversion Price” means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). The debenture was recorded net of a beneficial conversion feature of $38,250, based on the relative fair value of the conversion feature. The beneficial conversion feature is being amortized over the term of the debenture. During the three and six months ended June 30, 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $9,562, respectively. As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009.

          On May 29, 2009, an unaffiliated investor loaned the Company $100,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest following the discharge of the $210,000 note above. In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00. The exercise period of the warrant is five years. The note was recorded net of a deferred debt discount of $16,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three and six months ended June 30, 2009, the Company recorded amortization of the debt discount related to this note of $464.

          The embedded conversion option related to the Convertible Debentures is accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three and six months ended June 30, 2009, the Company reflected a loss of $923,410 and $955,001 representing the change in the value of the embedded conversion option.

NOTE 5.	LINES OF CREDIT – RELATED PARTIES:

          On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company, subject to a subordination agreement and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a member of its Board of Directors. As of June 30, 2009, the outstanding balance on this line of credit was $576,000. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years and they vest immediately. The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman’s financing during 2008 and was expensed immediately.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 5.	LINES OF CREDIT – RELATED PARTIES (CONTINUED):

          On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of June 30, 2009, the outstanding balance on this line of credit was $119,000.

          On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. As of June 30, 2009, the Company had $355,521 in outstanding borrowings under this line of credit. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vests immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

          On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. The Company accrued $22,880 in interest related to this line of credit, including $4,733 and $9,414 during the three and six months ended June 30, 2009, respectively.

NOTE 6.	FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS:

          On October 15, 2007, the Company ceased operations of DRV Capital, and EAR. On June 30, 2008, the Company closed First Performance and First Performance Recovery.

          In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 6.	FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS (CONTINUED):

The consolidated liabilities of DRV Capital and EAR are as follows:

	As of June 30, 2009	As of December 31, 2008

(unaudited)
Liabilities:
Accounts payable	$—	$—

Total liabilities	$—	$—

The consolidated assets and liabilities of First Performance and First Performance Recovery are as follows:

	As of June 30, 2009	As of December 31, 2008

	(unaudited)
Assets:
Cash	$212	$1,301
Prepaid expenses & other	4,281	4,281

Total current assets	$4,493	$5,582

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$2,311,496	$2,330,912

Total current liabilities	$2,311,496	$2,330,912

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 6.	FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS (CONTINUED):

Components of discontinued operations for First Performance and First Performance Recovery are as follows:

	Three Months Ended (unaudited)

	June 30, 2009	June 30, 2008

Revenue	$—	$154,798

Payroll and related expenses	—	280,748
General and administrative expenses	7,397	348,153
Impairments of goodwill and intangibles	—	176,545
Disposal of fixed asset	—	87,402
Accrual for closing costs for lease	—	1,367,558
Depreciation and amortization	—	34,563

Total expenses	7,397	2,294,969

Loss from operations	—	(2,140,171)

Interest expense	—	(5,408)
Other income	10,725	2,762

Income (loss) from discontinued operations	$3,328	$(2,142,817)

	Six Months Ended (unaudited)

	June 30, 2009	June 30, 2008

Revenue	$—	$303,768

Payroll and related expenses	—	565,758
General and administrative expenses	7,397	681,829
Impairments of goodwill and intangibles	—	176,545
Disposal of fixed asset	—	87,402
Accrual for closing costs for lease	—	1,367,558
Depreciation and amortization	—	70,539

Total expenses	7,397	2,949,631

Loss from operations	—	(2,645,863)

Interest expense	—	(9,095)
Other income	10,725	4,339

Income (loss) from discontinued operations	$3,328	$(2,650,619)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 6.	FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS (CONTINUED):

There were no activities in DRV Capital and EAR. These entities were reflected as discontinued operations for the three and six months ended June 30, 2009 and 2008.

NOTE 7.	STOCK OPTIONS:

          As of June 30, 2009, the Company has one qualified stock-based employee compensation plan. The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

          A summary of option activity within the 2005 Plan during the six months ended June 30, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	865,000	$2.99	4.3 Years	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or expired	—	—	—	$—

Outstanding at June 30, 2009	865,000	$2.99	4.0 Years	$—

Exercisable at June 30, 2009	840,000	$3.03	4.0 Years	$—

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 7.	STOCK OPTIONS (CONTINUED):

          As of June 30, 2009, the Company had 25,000 unvested options within the 2005 Plan.

          A summary of non-qualified stock option activity outside the 2005 Plan during the six months ended June 30, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	5,189,934	$2.89	5.3 Years	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or Expired	—	—	—	$—

Outstanding at June 30, 2009	5,189,934	$2.89	4.8 Years	$—

Exercisable at June 30, 2009	5,189,934	$2.89	4.8 Years	$—

          As of June 30, 2009, the Company had no unvested stock options outside the 2005 Plan.

          The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in prior periods in the amount of $5,350 and $17,850 during the three and six months ended June 30, 2009, respectively.

          Stock based compensation (including option and stock grants) for the three and six months ended June 30, 2009 and 2008 was recorded in the consolidated statements of operations as follows:

	(unaudited) Three months ended June 30,
	2009	2008

Payroll and related expenses	$5,350	$495,211

General and administrative expenses	$—	$1,412,780

	(unaudited) Six months ended June 30,
	2009	2008

Payroll and related expenses	$17,850	$1,539,930

General and administrative expenses	$—	$1,495,430

NOTE 8.	WARRANTS:

          A summary of warrant outstanding as of January 1, 2009 and changes during the six months ended June 30, 2009 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,840,455	$1.23	3.2 Years	$34,484
Granted	26,750,000	$0.04	4.6 Years	$2,317,499
Exercised	—	—	—	—
Forfeited or Expired	(1,000,000)	$0.12	4.4 Years	—

Outstanding at June 30, 2009	29,590,455	$0.19	4.5 Years	$2,351,983

Exercisable at June 30, 2009	5,840,455	$0.96	3.8 Years	$214,484

          As of June 30, 2009, there were no unvested warrants to purchase shares of common stock.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 8.	WARRANTS (CONTINUED):

          In conjunction with the November Note, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.12 and an expiration date of November 14, 2013. On February 13, 2009, the warrant for 1,000,000 shares was cancelled and replaced by a new five year warrant to purchase 25,750,000 shares of Company common stock at a total exercise price of $1.00. Upon repayment of the November and February Notes on or before maturity, as extended to August 26, 2009, the Company may reduce the warrant by 23,750,000 shares. The warrant holder received the right, in the event of a Company default on either Note, to return to the Company any of the holder’s 2,000,000 warrants not yet exercised in exchange for the Company’s cash payment equal to $0.023 per warrant share.

NOTE 9.	ISSUANCE OF COMMON STOCK

          In connection with the Company’s sale of a $300,000 convertible debenture on September 30, 2008, the Company issued 450,000 common shares as restricted stock and granted a security interest in the shares to the debenture holder. The Company excludes the restricted shares from the number of outstanding shares used to determine its net loss per share.

          Also in connection, with the Company’s sale of a $300,000 convertible debenture on September 30, 2008, the Company was to issue 150,000 shares in compensation for the agreement exchanging the original note dated July 31, 2008 for the convertible debenture dated September 30, 2008. As of the date of this report, the shares have not been issued.

          Preferred Stock

          At June 30, 2009 and December 31, 2008, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

          Common stock

          At June 30, 2009 and December 31, 2008, the Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 10,511,865 are issued and 10,061,865 are outstanding as 450,000 shares are held in escrow as restricted shares as security for the $300,000 convertible debenture.

NOTE 10.	COMMITMENTS AND CONTINGENCIES:

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

          On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,546 plus interest for consulting services rendered to us. On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,546 plus $2,539 in interest and $651 in costs, or a total of $27,735. A restraining order was served on the Company’s bank account for the amount of the judgment. On March 10, 2009, a total of $12,839 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,896. This balance payable is in the accounts payable of the Company.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Lawsuits from landlords

          On May 7, 2008, the Company received a three-day demand for rent due in the amount of $72,932 for the period December 1, 2007 through May 1, 2008. On May 20, 2008, a petition for hearing was filed in the White Plains New York City Court, County of Westchester demanding payment of $88,497. On May 27, 2008, the Company signed a stipulation of settlement in the amount of $88,747, including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008. On June 11, 2008, the Company signed an amended stipulation of settlement in the amount of $101,000, with a payment of $56,626 due on June 20, 2008 and a payment of $44,373 due on June 30, 2008. On July 16, 2008, the Company received a five day notice to pay the agreed payments or face eviction. On October 1, 2008, the Company was evicted from its leased premises. On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,346 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment. On December 16, 2008, a restraining order was served on the Company’s bank account for the amount of the judgment original judgment of $101,000. On March 12, 2009, the Company signed a new stipulation of settlement settling the matter upon completion of three events. First, the Company immediately forfeited its security deposit of $79,800 plus interest. Second, the Company must make an additional payment of $50,000 by April 15, 2009. Third, the Company must then remove all of its furniture by April 22, 2009. An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000. The Company must then remove the furniture within seven days of making the payment. If all three conditions are met, the parties fully release each other from any further claims. If all three of these conditions are not met, judgment is entered for $135,356, the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $101,000 for the period December 1, 2007 to June 1, 2008. At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet. On May 18, 2009, the Company paid the required $60,000 payment. The Company subsequently removed its furniture from the premises. On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled. The remaining accrual was reversed in the second quarter of 2009 as a result of the settlement.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

          From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

          Operating leases

          On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. In accordance with SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. On October 1, 2008, the Company was evicted from its office for non-payment of rent. An amended stipulation of settlement has been signed to resolve the balance of the lease. At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet. On May 18, 2009, the Company paid a required $60,000 payment. On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled. The remaining accrual was reversed in the second quarter of 2009 reflecting the settlement. (See Lawsuits from Landlords above).

          The Company also leased an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for annual escalations in rent of $19,225. On June 30, 2008, First Performance was closed, and the premises were abandoned. A complaint has been filed against First Performance in Clark County, Nevada court. (See Lawsuits from Landlords above).

          Rent expense for the three months ended June 30, 2009 and 2008 was approximately ($237,000) and $98,000, respectively, and rent expense for the six months ended June 30, 2009 and 2008 was approximately ($237,000) and $201,000, respectively. The credit in 2009 was due to the Company settling its rental obligation on its corporate headquarters and reversing the accrued obligation recorded in 2008. (See Operating leases above)

          Employment Agreements

          The Company has entered into an employment agreement with James D. Burchetta under which he will devote substantially all of his business and professional time to us and our business development. The employment agreement with Mr. Burchetta is effective until January 13, 2013. The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contains provisions for minimum annual increases based on changes in an applicable “cost-of-living” index. The employment agreement with Mr. Burchetta contains provisions under which his annual salary may increase to $600,000 if we achieve specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement. In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000. Compensation expense under the employment agreement with Mr. Burchetta is recorded as payroll and related expenses in the unaudited condensed consolidated statement of operations and totaled $0 and $62,500 for the three months ended June 30, 2009 and 2008 and $0 and $125,000 for the six months ended June 30, 2009 and 2008, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Employment Agreements (continued)

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

          On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008. One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013. Consulting expense under the consulting agreement with Mr. Burchetta is recorded as general and administrative expenses in the unaudited condensed consolidated statement of operations and totaled $62,500 and $125,000 for the three and six months ended June 30, 2009, respectively

          As of June 30, 2009, the Company owes Mr. Burchetta an aggregate of $341,083 under the employment and consulting agreements.

          On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer on the planned retirement of Katherine A. Dering. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of June 30, 2009, the Company owes $175,000 in salary under the agreement.

          On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board. Mr. Montgomery’s employment ceased on July 1, 2009. As of June 30, 2009, the Company owes $262,500 in salary under the agreement.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 11.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

          In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. We adopted SFAS No. 160 effective January 1, 2009 and the statement had no impact on the Company’s consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 11.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

          In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

          Recently Issued Accounting Standards

          In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the unaudited condensed consolidated financial statements.

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

          FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows

          FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 11.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

          FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

          These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 12.	RELATED PARTY TRANSACTIONS:

          During the year ended December 31, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984. Such amount is reflected in Accounts Payable and Accrued Liabilities as of June 30, 2009.

          Certain Company directors and a former officer personally guarantee the Company’s notes payable and its’ bank loan (Note 3).

NOTE 13.	FAIR VALUE MEASUREMENT:

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 13.	FAIR VALUE MEASUREMENT (CONTINUED):

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

          The following table sets forth the Company’s financial instruments as of June 30, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Convertible debentures	$	$	$(434,764)	$(434,764)
Derivative liability	$	$	$(1,286,269)	$(1,286,269)
Short term notes	$	$	$(594,000)	$(594,000)
Long term notes	$	$	$(809,197)	$(809,197)
Lines of credit	$	$	$(1,208,723)	$(1,208,723)

          At June 30, 2009, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

NOTE 14.	SUBSEQUENT EVENTS:

          The employment of Mr. Kenneth H. Montgomery, the Company’s former CEO, ceased on July 1, 2009. Mr. David M. Rainey became Interim Chief Executive Officer effective July 15, 2009.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 14.	SUBSEQUENT EVENTS (CONTINUED):

          On July 31, 2009, the maturity dates of the November and February Note were extended to August 26, 2009.

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

          On August 7, 2009, an unaffiliated investor loaned the Company $12,500 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest following the discharge of the $210,000 note above. In addition, the investor received 125,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On August 7, 2009, an unaffiliated investor loaned the Company $12,500 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest following the discharge of the $210,000 note above. In addition, the investor received 125,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

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

NOTE 15.	RESTATEMENT:

The accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2008 have been restated to correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) a 450,000 share issuance for fundraising costs that was not previously recorded, (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded in the three months ended September 30, 2008, and (iii) the recording of a 450,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 15.	RESTATEMENT (CONTINUED):

The effect of the adjustment is an increase in net loss of $1,354,630 for the three and six months periods ended June 30, 2008. There was no effect on cash flows from operating, investing or financing for either period.

The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2008.

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2008
(unaudited)

	As Previously Reported	Adjustment		Reference	As Restated

Revenue	$46,819	$			$46,819

Costs and expenses:
Payroll and related expenses	872,583				872,583
General and administrative expenses	1,141,447		1,354,630	a	2,496,077
Depreciation and amortization expense	14,433				14,433

Total expenses	2,028,463		1,354,630		3,383,093

Loss from operations	(1,981,644)		(1,354,630)		(3,336,274)

Other (expense) income:
Interest income	—				—
Interest expense	(33,498)				(33,498)
Interest expense – related parties	(34,071)				(34,071)
Amortization of deferred debt discount	(45,781)				(45,781)
Other expense	(337)				(337)

Total other expense	(113,687)		—		(113,687)

Loss from continuing operations	(2,095,331)		(1,354,630)		(3,449,961)

Loss from discontinued operations	(2,142,817)		—		(2,142,817)

Net loss	$(4,238,148)		$(1,354,630)		$(5,592,778)

Net loss per common share:
basic and diluted
Continuing operations	$(0.24)		$(0.11)		$(0.35)
Discontinued operations	$(0.24)		$0.02		$(0.22)

Total	$(0.48)		$(0.09)		$(0.57)

Basic and diluted weighted average number of common shares outstanding	8,848,045		900,000		9,748,045

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 15.	RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2008
(unaudited)

	As Previously Reported	Adjustment		Reference	As Restated

Revenue	$130,997	$			$130,997

Payroll and related expenses	2,233,579				2,233,579
General and administrative expenses	1,656,911		1,354,630	a	3,011,541
Depreciation and amortization expense	28,970				28,970

Total expenses	3,919,460		1,354,630		5,274,090

Loss from operations	(3,788,463)		(1,354,630)		(5,143,093)

Other (expense) income:
Interest income	190				190
Interest expense	(58,692)				(58,692)
Interest expense – related parties	(65,008)				(65,008)
Amortization of deferred debt discount	(547,454)				(547,454)
Other expense	(338)				(338)

Total other expense	(671,302)		—		(671,302)

Loss from continuing operations	(4,459,765)		(1,354,630)		(5,814,395)

Loss from discontinued operations	(2,650,619)		—		(2,650,619)

Net loss	$(7,110,384)		$(1,354,630)		$(8,465,014)

Net loss per common share:
basic and diluted
Continuing operations	$(0.51)		$(0.12)		$(0.63)
Discontinued operations	$(0.30)		$0.01		$(0.29)

Total	$(0.81)		$(0.11)		$(0.92)

Basic and diluted weighted average number of common shares outstanding	8,768,924		445,055		9,213,979

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 15.	RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2008
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(4,459,765)	$(1,354,630)	a	$(5,814,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,680,730	1,354,630	a	3,035,360
Amortization of deferred debt discount	547,455			547,455
Depreciation and amortization	28,970			28,970
(Increase) decrease in:
Accounts receivable	(18,675)			(18,675)
Prepaid expenses and other current assets	46,609			46,609
Accounts payable and accrued expenses	1,052,436			1,052,436

Net cash used in operating activities	(1,122,240)	—		(1,122,240)

Cash flows from investing activities:	—	—		—

Cash flows from financing activities:
Proceeds from other receivable	200,000			200,000
Proceeds from long term loans	498,000			498,000
Proceeds from issuance of short term notes	717,202			717,202
Proceeds from of line of credit	36,121			36,121
Repayment of short term notes	(295,000)			(295,000)
Repayment of line of credit	(10,000)			(10,000)
Proceeds from issuance of common stock	680,000			680,000
Proceeds from exercise of warrants	375			375

Net cash provided by financing activities	1,826,698	—		1,826,698

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 15.	RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Cash Flows (Continued)
For the Six Months Ended June 30, 2008
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from discontinued operations:
Net cash used in operating activities	(674,895)			(674,895)

Net cash used in discontinued operations	(674,895)	—		(674,895)

Net increase in cash and cash equivalents	29,563	—		29,563
Cash and cash equivalents at beginning of period	—	—		—

Cash and cash equivalents at end of period – continuing operations	$29,563	$—		$29,563

(a) To correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) a 450,000 share issuance for fundraising costs that was not previously recorded, (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded in the three months ended September 30, 2008, and (iii) the recording of a 450,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008.

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

          Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary Debt Resolve system, our Internet-based bidding system that facilitates the settlement and collection of delinquent and defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States and Europe. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. In addition, there are significant opportunities for us in healthcare with hospitals and large provider groups. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

          Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system, from flat fees per settlement achieved or a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a monthly fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well. In addition, with respect to our DR Prevent ™ module expected to be completed in 2009, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

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

          For the six months ending June 30, 2009 and the year ending December 31, 2008, we had inadequate revenues and incurred net losses of $1,939,747 and $7,712,170 from continuing operations, respectively. Cash used in operating and investing activities of continuing operations was $192,240 and $0, respectively for the six months ended June 30, 2009. Cash used in operating and investing activities of continuing operations was $886,045 and $835,951, respectively for the year ended December 31, 2008. Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

          Subsequent to June 30, 2009, the Company has secured $330,000 in additional financing.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues

          Revenues totaled $13,967 and $46,189 for the three months ended June 30, 2009 and 2008, respectively. We earned revenue during the three months ended June 30, 2009 and 2008 from contingency fee income, based on a percent of debt collected. We earned revenue during the three and six months ended June 30, 2008 from contingency fee income, based on a percent of debt collected, fees per settlement, or a flat monthly fee.

Costs and Expenses

          Payroll and related expenses. Payroll and related expenses amounted to $183,134 for the three months ended June 30, 2009, as compared to $872,583 for the three months ended June 30, 2008, a decrease of $689,449 or 73%. This decrease was due to across the board further headcount reductions from 2008 and the absence of option grants in the three months ended June 30, 2009. Salaries were $160,000 and $371,970 in the three months ended June 30, 2009 and 2008, respectively. Employee benefits were $15,890 and $40,889 in the three months ended June 30, 2009 and 2008, respectively, due to lower staffing levels and the suspension of the 401k match by the Company. Employee stock compensation expense was reduced to $5,350 in the three months ended June 30, 2009 from $495,261 in the three months ended June 30, 2008, as there were no grants in the 2009 period. Allocations were $0 and ($55,332), respectively, in the three months ended June 30, 2009 and 2008 as all subsidiaries were closed in the 2009 period. Miscellaneous related expenses were $1,895 and $20,796 during the three months ended June 30, 2009 and 2008.

          General and administrative expenses. General and administrative expenses amounted to $5,089 for the three months ended June 30, 2009, as compared to $2,496,077 for the three months ended June 30, 2008, a decrease of $2,490,988 or 100%. This decrease was due to decreases in almost every expense category due to headcount reductions, office space settlements and reductions, cost containment and a $1,902,641 reduction in non-cash stock based compensation for employees and consultants that was $5,350 and $1,907,991 for the three months ended June 30, 2009 and 2008, respectively. Occupancy was ($235,674) and $31,139 for the three months ended June 30, 2009 and 2008, respectively. The credit in 2009 was the reversal of the accrual made on eviction from our offices upon settlement and discharge of the lease on our former corporate office. Telecommunications was $22,587 and $20,115 for the three months ended June 30, 2009 and 2008, respectively, as there were annual cost increases in 2009. Service fees were $100,479 and $228,397 for the three months ended June 30, 2009 and 2008, respectively, as we further reduced consultant use. Accounting was reduced to $49,000 for the three months ended June 30, 2009 from $109,650 for the three months ended June 30, 2008 due to the switch in accounting firms. Travel, marketing, insurance and legal were $3,043, $872, $13,553 and $9,191 in the three months ended June 30, 2009 compared with $10,453, $24,110, $51,972 and $82,424 in the three months ended June 30, 2008 due to ongoing cost control efforts. Allocations were $0 and ($67,999) in the three months ended June 30, 2009 and 2008, respectively, as all subsidiaries had been closed by 2009. Miscellaneous general and administrative expenses were $42,346 and $35,167 for the three months ended June 30, 2009 and 2008, respectively, with higher extension fees on outstanding notes in 2009.

          Depreciation and amortization expense. For the three months ended June 30, 2009 and 2008, we recorded depreciation expense of $12,230 and $14,433, respectively. Depreciation expense for the three and six months ended June 30, 2009 is lower due to the disposal of some assets at December 31, 2008.

          Interest income (expense). We recorded interest income, interest expense and interest expense – related parties of $0, ($50,735) and ($36,010) for the three months ended June 30, 2009, respectively, compared to interest income, interest expense and interest expense – related parties of $0, ($33,498) and ($34,071), respectively, for the three months ended June 30, 2008. We incurred increased interest expense for the three months ended June 30, 2009 as a result of carrying higher levels of borrowings on our lines of credit, convertible debentures, investor notes and bank loans and, in certain instances, higher interest rates.

          Amortization of deferred debt discount. Amortization expense of $28,331 and $45,781 was incurred for the three months ended June 30, 2009 and 2008, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable. Amortization expense decreased due to certain debt discounts having been fully amortized prior to the three month period ended June 30, 2009.

          Loss on derivative liability. We recorded a loss on derivative liability of $923,410 and $0 for the three months ended June 30, 2009 and 2008, respectively, for the revaluation of certain derivatives at June 30, 2009. No such derivatives existed during the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

          Revenues totaled $38,462 and $130,997 for the six months ended June 30, 2009 and 2008, respectively. We earned revenue during the six months ended June 30, 2009 and 2008 from contingency fee income, based on a percent of debt collected or fees per settlement at a lender and two banks that implemented our online system.

Costs and Expenses

          Payroll and related expenses. Payroll and related expenses amounted to $375,375 for the six months ended June 30, 2009, as compared to $2,233,579 for the six months ended June 30, 2008, a decrease of $1,858,204 or 68%. This decrease was due to across the board further headcount reductions from 2008 and the absence of option grants in the six months ended June 30, 2009. Salaries were $320,000 and $678,883 in the six months ended June 30, 2009 and 2008, respectively. Employee benefits were $33,032 and $72,071 in the six months ended June 30, 2009 and 2008, respectively, due to lower staffing levels and the suspension of the 401k match by the Company. Employee stock compensation expense was reduced to $17,850 in the six months ended June 30, 2009 from $1,539,980 in the six months ended June 30, 2008, as there were no grants in the 2009 period. Allocations were $0 and ($109,612), respectively, in the six months ended June 30, 2009 and 2008 as all subsidiaries were closed in the 2009 period. Miscellaneous related expenses were $4,493 and $52,256 during the six months ended June 30, 2009 and 2008.

          General and administrative expenses. General and administrative expenses amounted to $183,062 for the six months ended June 30, 2009, as compared to $3,011,541 for the six months ended June 30, 2008, a decrease of $2,828,479 or 94%. This decrease was due to decreases in almost every expense category due to headcount reductions, office space settlements and reductions, cost containment and a $2,053,300 reduction in non-cash stock based compensation for consultants that was $0 and $2,053,300 for the six months ended June 30, 2009 and 2008, respectively. Occupancy was ($237,392) and $64,808 for the six months ended June 30, 2009 and 2008, respectively. The credit in 2009 was the reversal of the accrual made on eviction from our offices upon settlement and discharge of the lease on our former corporate office. Telecommunications was $42,748 and $39,581 for the six months ended June 30, 2009 and 2008, respectively, as there were annual cost increases in 2009. Service fees were $172,272 and $344,939 for the six months ended June 30, 2009 and 2008, respectively, as we further reduced consultant use. Accounting was reduced to $49,000 for the six months ended June 30, 2009 from $159,650 for the six months ended June 30, 2008 due to the switch in accounting firms. Travel, marketing, insurance and legal were $4,009, $2,144, $41,336 and $42,456 in the six months ended June 30, 2009 compared with $55,539, $43,545, $118,253 and $146,568 in the six months ended June 30, 2008 due to ongoing cost control efforts. Allocations were $0 and ($116,969) in the six months ended June 30, 2009 and 2008, respectively, as all subsidiaries had been closed by 2009. Miscellaneous general and administrative expenses were $66,489 and $102,327 for the six months ended June 30, 2009 and 2008, respectively, due to cost savings efforts in 2009.

          Depreciation and amortization expense. For the six months ended June 30, 2009 and 2008, we recorded depreciation expense of $24,509 and $28,970, respectively. Depreciation expense for the six months ended June 30, 2009 relates to our fixed assets used by our Debt Resolve business that were not in service during the six months ended June 30, 2008.

          Interest income (expense). We recorded interest income, interest expense and interest expense – related parties of $0, ($107,669) and ($71,624) for the six months ended June 30, 2009, respectively, compared to interest income, interest expense and interest expense – related parties of $190, ($58,692) and ($65,008), respectively, for the six months ended June 30, 2008. We incurred increased interest expense for the six months ended June 30, 2009 as a result of carrying higher levels of borrowings on our lines of credit, convertible debentures, investor notes and bank loans and, in certain instances, higher interest rates.

          Amortization of deferred debt discount. Amortization expense of $260,969 and $547,454 was incurred for the six months ended June 30, 2009 and 2008, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable. Amortization expense decreased due to certain debt discounts having been fully amortized prior to the six month period ended June 30, 2009.

          Loss on derivative liability. We recorded a loss on derivative liability of $955,001 and $0 for the six months ended June 30, 2009 and 2008, respectively, for the revaluation of certain derivatives at June 30, 2009. No such derivatives existed during the six months ended June 30, 2008.

Liquidity and Capital Resources

          As of June 30, 2009, from continuing operations, we had a working capital deficiency in the amount of $8,140,695 and cash and cash equivalents totaling $412. We incurred a net loss of $1,939,747 from continuing operations for the six months ended June 30, 2009. Net cash used in operating and investing activities from continuing operations was $192,240 and $0, respectively for the six months ended June 30, 2009. Cash flow provided by financing activities from continuing operations was $175,100 for the six months ended June 30, 2009. Cash of $14,999 was used by the discontinued operations of our former subsidiary First Performance during the six months ended June 30, 2009. As of December 31, 2008, from continuing operations we had a working capital deficiency in the amount of $6,371,269 and cash and cash equivalents totaling $32,551. We incurred a net loss of $7,712,170 from continuing operations for the year ended December 31, 2008. Net cash used in operating and investing activities for continuing operations was $886,046 and $835,951, respectively for the year ended December 31, 2008. Cash flow provided by financing activities for continuing operations was $1,754,548 for the year ended December 31, 2008. Cash of $1,301 was provided by the discontinued operations of our former subsidiary First Performance during 2008. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities. Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. We are also seeking to settle our liabilities through issuances of our common stock and discounted lump sum payments. Management believes that it will be successful in obtaining additional financing and settling our liabilities; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the alternative, the Company may have to seek protection from its creditors in bankruptcy. There can be no assurance that efforts to raise adequate capital will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          On August 7, 2009, an unaffiliated investor loaned the Company $12,500 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest following the discharge of the $210,000 note above. In addition, the investor received 125,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On August 7, 2009, an unaffiliated investor loaned the Company $12,500 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest following the discharge of the $210,000 note above. In addition, the investor received 125,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

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

          Stock-based compensation

          The Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally remeasured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total stock-based compensation expense for the three months ended June 30, 2009 and 2008 amounted to $5,350 and $1,907,991, respectively. Total stock-based compensation expense for the six months ended June 30, 2009 and 2008 amounted to $17,850 and $3,035,360, respectively. As of June 30, 2009, there was no unrecognized compensation cost.

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

           In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. We adopted SFAS No. 160 effective January 1, 2009 and the statement had no impact on the Company’s consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

          In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

          Recently Issued Accounting Standards

          In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the unaudited condensed consolidated financial statements.

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

          FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows

          FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

          FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

          These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

          We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC. The executive who serves as our Interim Chief Executive Officer, President and Chief Financial Officer has participated in such evaluation. Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Limitations on the Effectiveness of Controls

          We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Interim Chief Executive Officer, President and Chief Financial Officer has concluded that such controls and procedures are not effective at the “reasonable assurance” level. The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Internal Control over Financial Reporting

          The Company’s independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our Interim Chief Executive Officer, President and Chief Financial Officer. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

          Management believes that its financial statements for the three and six months ended June 30, 2009 and 2008, fairly present, in all material respects, its financial condition and results of operations. During the three and six months ended June 30, 2009, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

          On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note and was fully amortized in 2008. During the three and six months ended June 30, 2008, the Company recorded amortization of the debt discount related to this note of $3,229 and $6,458, respectively. This note is guaranteed by Mr. Burchetta. As of June 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

          On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended June 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $8,600 and during the six months ended June 30, 2009 and 2008, the amortization expense was $17,200. This note is guaranteed by Mr. Burchetta. As of June 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

          On July 31, 2008, the Company agreed to give the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor. Because of a delinquent payable with the Company’s stock transfer agent, the shares were converted to a 6 month loan of $50,000 with a maturity date of January 31, 2009. The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash. At September 30, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for a convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price. Conversion Price” means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009.

          On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6 month convertible debenture with a maturity date of March 31, 2009. This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009. The debenture is secured by an escrow of 450,000 shares of the common stock of the Company, which is held in escrow at the lender’s attorney’s office. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price. Conversion Price” means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). At the date of this report, the debenture is in default, and the Company is working with the lender to restructure the debenture.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Filings on Form 8-K

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

Filing on Form 8-K dated July 20, 2009

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2009

DEBT RESOLVE, INC.

By:	/s/ DAVID M. RAINEY

David M. Rainey
Interim Chief Executive Officer, President and Chief Financial Officer
(Principal executive and financial and accounting officer)

