Form 10-Q
period 2009-03-31
DEBT RESOLVE INC
filed 2009-08-20
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2009

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 18, 2009, 10,061,865 shares of the issuer’s Common Stock were outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets:
Cash	$433	$32,551
Accounts receivable	16,563	11,582
Prepaid expenses and other current assets	40,482	77,220
Current assets of discontinued operations	4,511	5,582

Total current assets	61,989	126,935

Fixed assets, net	71,992	84,271
Deposits and other assets	15,055	94,855

Total assets	$149,036	$306,061

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,717,131	$3,525,849
Convertible debentures (net of deferred debt discount of $0 and $159,562 as of March 31, 2009 and December 31, 2008, respectively)	351,000	191,438
Short-term notes	577,500	487,000
Current maturities of long-term debt (net of deferred debt discount of $41,689 and $69,556 as of March 31, 2009 and December 31, 2008, respectively)	781,311	753,444
Lines of credit – related parties	1,203,623	1,203,623
Derivative liability	362,859	331,268
Current liabilities of discontinued operations	2,330,152	2,330,912

Total current liabilities	9,323,575	8,823,534

Total liabilities	9,323,575	8,823,534

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 10,511,865 shares issued and 10,061,865 outstanding as of March 31, 2009 and December 31, 2008	10,512	10,512
Additional paid-in capital	47,265,278	47,207,568
Shares held under escrow (450,000 shares)	(450)	(450)
Accumulated deficit	(56,449,879)	(55,735,103)

Total stockholders’ deficiency	(9,174,539)	(8,517,473)

Total liabilities and stockholders’ deficiency	$149,036	$306,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Revenues	$24,495	$84,178

Costs and expenses:
Payroll and related expenses	192,241	1,360,996
General and administrative expenses	177,973	515,464
Depreciation and amortization expense	12,279	14,537

Total expenses	382,493	1,890,997

Loss from operations	(357,998)	(1,806,819)

Other (expense) income:
Interest income	—	190
Interest expense	(56,934)	(25,194)
Interest expense – related party	(35,614)	(30,937)
Amortization of deferred debt discount	(232,638)	(501,674)
Loss on derivative liability	(31,591)	—

Total other (expense)	(356,777)	(557,615)

Loss from continuing operations	(714,775)	(2,364,434)
Loss from discontinued operations	—	(507,802)

Net loss	$(714,775)	$(2,872,236)

Net loss per common share:
basic and diluted (See Note 2)
Continuing operations	$(0.06)	$(0.27)
Discontinued operations	$—	$(0.06)

Total	$(0.06)	$(0.33)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	11,487,026	8,689,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2009	2008

Cash flows from continuing operating activities:
Net loss	$(714,775)	$(2,364,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	12,500	1,127,369
Derivative liability	31,591	—
Amortization of deferred debt discount	232,638	501,674
Interest paid directly from short term notes proceeds	15,500	—
Legal fees paid directly from short term notes proceeds	5,000	—
Depreciation and amortization	12,279	14,537
Changes in operating assets & liabilities
Accounts receivable	(4,981)	(64,076)
Prepaid expenses and other current assets	36,738	11,451
Deposits and other assets	79,800	—
Accounts payable and accrued expenses	190,521	386,697

Net cash used in continuing operating activities	(103,189)	(386,783)

Cash flows from continuing investing activities:
Investment in subsidiaries	—	(348,258)

Cash flows from continuing financing activities:
Proceeds from other receivable	—	200,000
Proceeds from long term loans	—	300,000
Proceeds from issuance of short term notes	—	205,000
Proceeds from (Repayment of) short term notes	70,000	(45,000)
Proceeds from lines of credit		80,000
Repayment of lines of credit	—	(5,000)
Proceeds from exercise of warrants	—	42

Net cash provided by (used in) continuing financing activities	70,000	735,042

Cash flows used in discontinued operations:
Net cash used in operating activities	(1,071)	—

Net cash used in discontinued operations	(1,071)	—

Net decrease in cash and cash equivalents	(32,118)	—

Cash and cash equivalents at beginning of period	32,551	—

Cash and cash equivalents at end of period – continuing operations	$433	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—
Interest paid directly from short term notes proceeds	$15,500	$—
Legal fees paid directly from short term notes proceeds	$5,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Three Months Ended March 31, 2009
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Shares Held Under Escrow	Accumulated Deficit	Total

Balance at December 31, 2008	—	$—	10,061,865	$10,512	$47,207,568	$(450)	$(55,735,103)	$(8,517,473)

Capital contributed from the grant of stock options to employees					12,500			12,500

Capital contributed from the deferred debt discount of notes					45,210			45,210

Net loss							(714,775)	(714,775)

Balance at March 31, 2009	—	$—	10,061,865	$10,512	47,265,278	$(450)	$(56,449,878)	$(9,174,538)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

          The accompanying unaudited condensed consolidated financial statements of Debt Resolve Inc. and subsidiaries (the “Company” or “Debt Resolve”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other interim period.

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

          The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The audited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the three months ended March 31, 2009, the Company had inadequate revenues and incurred a net loss of $714,775 from continuing operations. Cash used in operating and investing activities of continuing operations was $33,189 for the three months ended March 31, 2009. In addition, the Company had a working capital deficiency of $6,935,947 on continuing operations as of March 31, 2009. Based upon projected operating expenses, the Company believes that its working capital as of the date of this report is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2009
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

          Revenue Recognition

          To date, we have earned revenue from collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on the DebtResolve system or through a flat monthly license fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a license fee. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly licensing fees with transaction fees upon debt settlement.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          Accounts Receivable

          We extend credit to large, mid-size and small companies for collection services. We have a concentration of credit risk as 100% of the balance of accounts receivable at March 31, 2009 and 100% of the revenues for the three months then ended consist of only one customer. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectibility based on their experience and knowledge of the customers, as of March 31, 2009 no allowance for doubtful accounts has been booked.

          Accounts Payable and Accrued Liabilities

          Included in accounts payable and accrued liabilities as of March 31, 2009 are accrued professional fees of $1,213,739 and accrued closing costs for First Performance of $1,350,931. The Company owed 32 vendors a total of $2,779,633 at March 31, 2009, each of whom was individually owed in excess of 10% of total Company assets.

          Derivative Financial Instruments

          The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives and the warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 286%; and risk free interest rate from 0.43% to 2.28%. The derivatives are classified as short term liabilities.

          Stock-based compensation

          The Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. As of March 31, 2009, total unrecognized compensation cost amounted to $5,609, all of which is expected to be recognized in 2009. Total stock-based compensation expense for the three months ended March 31, 2009 and 2008 amounted to $12,500 and $1,127,369, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          Stock-based compensation (continued)

          The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values as follows:

Three months ended March 31,

	2009	2008

Risk free interest rate range	NA	2.10 -3.21%
Dividend yield	NA	0%
Expected volatility	NA	81.1%
Expected life in years	NA	3 -7

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

          Net loss per share of common stock

          Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive shares of common stock realizable from the fulfillment of a share issuance commitment of 150,000 and 0, conversion of our convertible debentures of 36,695,108 and 0, and the exercise of options and warrants aggregating 32,242,451 and 7,631,037, respectively at March 31, 2009 and 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

          The Company’s issued and outstanding common shares do not include the underlying shares exercisable with respect to the issuance of 2,402,938 and 177,938 warrants, respectively, as of March 31, 2009 and 2008, exercisable at $0.01 per share or less. In accordance with SFAS No. 128 “Earnings Per Share”, the Company has given effect to the issuance of these warrants in computing basic net loss per share. The Company excludes from the computation of basic net loss per share 23,750,000 shares from a contingent warrant that is exercisable at $0.00000004 per share in the event that the Company does not repay certain notes payable upon maturity.

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
March 31, 2009
(Unaudited)

NOTE 3.	NOTES PAYABLE:

          On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company. The note matured on February 28, 2008 and was extended to March 31, 2009 for aggregate extension fees of $65,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note. During the three months ended March 31, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $0 and $29,400, respectively. This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company.

          On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $0 and $3,229, respectively. This note is guaranteed by Mr. Burchetta.

          On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $8,600 and $8,600, respectively. This note is guaranteed by Mr. Burchetta.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 3.	NOTES PAYABLE (CONTINUED):

          On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $3,383 and $2,256, respectively.

          Between January 2008 and June 2009, an unaffiliated investor loaned the Company $79,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of March 31, 2009, the remaining outstanding balance on the loan is $30,000.

          On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2009. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $9,567 and $3,189, respectively.

          On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 6%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008. The note was subsequently extended to January 1, 2009 and is outstanding as of March 31, 2009. The loan is secured by the assets of the Company and is personally guaranteed by Mr. Montgomery and Mr. Mooney, an officer/director and a director, respectively.

          On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $6,317 and $0, respectively.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 3.	NOTES PAYABLE (CONTINUED):

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 4.	CONVERTIBLE DEBENTURES (CONTINUED):

          The debenture was recorded net of a beneficial conversion feature of $300,000, based on the relative fair value of the conversion feature. The beneficial conversion feature is being amortized over the term of the debenture. During the three months ended March 31, 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $150,000. At the date of this report, the debenture is in default, and the Company is working with the lender to restructure the debenture.

          On July 31, 2008, the Company agreed to give the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor. Because of a delinquent payable with the Company’s stock transfer agent, the shares were converted to a 6 month loan of $50,000 with a maturity date of January 31, 2009. The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash. At September 30, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for a convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000. The debenture carries interest at a rate of 12% per annum, with interest payable monthly in arrears in cash. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price. Conversion Price” means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). The debenture was recorded net of a beneficial conversion feature of $38,250, based on the relative fair value of the conversion feature. The beneficial conversion feature is being amortized over the term of the debenture. During the three months ended March 31, 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $9,562. As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009.

          The embedded conversion option related to the Convertible Debentures is accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three months ended March 31, 2009, the Company reflected a loss of $31,591 representing the change in the value of the embedded conversion option.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 5.	LINES OF CREDIT – RELATED PARTIES:

          On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company, subject to a subordination agreement and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a member of its Board of Directors. As of March 31, 2009, the outstanding balance on this line of credit was $576,000. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years and vest immediately. The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman’s financing during 2008 and was expensed immediately.

          On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. As of March 31, 2009, the outstanding balance on this line of credit was $119,000.

          On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. As of March 31, 2009, the Company had $350,421 in outstanding borrowings under this line of credit. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vests immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.

          On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of March 31, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. The Company accrued $18,147 in interest related to this line of credit, including $4,681 during the three months ended March 31, 2009.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 6.	FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS:

          On October 15, 2007, the Company ceased operations of DRV Capital, and EAR. On June 30, 2008, the Company closed First Performance and First Performance Recovery.

          In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported these subsidiaries’ results as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

          The liabilities of DRV Capital and EAR are as follows:

	As of March 31, 2009	As of December 31, 2008

(unaudited)
Liabilities:
Accounts payable	$—	$—

Total liabilities	$—	$—

          The assets and liabilities of First Performance and First Performance Recovery are as follows:

	As of March 31, 2009	As of December 31, 2008

	(unaudited)

Assets:
Cash	$230	$1,301
Prepaid expenses and other	4,281	4,281

Total current assets	$4,511	$5,582

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$2,330,151	$2,330,912

Total current liabilities	$2,330,151	$2,330,912

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 6.	FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS (CONTINUED):

          Components of discontinued operations for First Performance and First Performance Recovery are as follows:

	Three months ended
	March 31, 2009	March 31, 2008

Revenue	$—	$148,970

General and administrative expenses	—	618,686
Depreciation and amortization	—	35,976

Total expenses	—	654,662

Loss from operations	—	(505,692)

Interest expense	—	(3,687)
Other income	—	1,577

Loss from discontinued operations	$—	$(507,802)

Components of discontinued operations for DRV Capital and EAR are as follows:

Three months ended
	March 31, 2009	March 31, 2008

Revenue	$—	$—

General and administrative expenses	—	—
Depreciation and amortization	—	—

Total expenses	—	—

Loss from operations	—	—

Interest expense	—	—
Other income	—	—

Loss from discontinued operations	$—	$—

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 7.	STOCK OPTIONS:

          As of March 31, 2009, the Company has one qualified stock-based employee compensation plan. The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

          A summary of option activity within the 2005 Plan during the three months ended March 31, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	865,000	$2.99	4.3 Years	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or expired	—	—	—	$—

Outstanding at March 31, 2009	865,000	$2.99	4.3 Years	$—

Exercisable at March 31, 2009	755,000	$3.22	4.1 Years	$—

          As of March 31, 2009, the Company had 110,000 unvested options within the 2005 Plan.

A summary of non-qualified stock option activity outside the 2005 Plan during the three months ended March 31, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	5,189,934	$2.89	5.3 Years	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or Expired	—	—	—	$—

Outstanding at March 31, 2009	5,189,934	$2.89	5.1 Years	$—

Exercisable at March 31, 2009	5,189,934	$2.89	5.1 Years	$—

          As of March 31, 2009, the Company had no unvested stock options outside the 2005 Plan.

          The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in prior periods in the amount of $12,500 during the three months ended March 31, 2009.

          Stock based compensation for the three months ended March 31, 2009 and 2008 was recorded in the consolidated statements of operations as follows:

	Three months ended March 31,
	2009	2008

Payroll and related expenses	$12,500	$1,044,719

General and administrative expenses	$—	$82,650

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 8.	WARRANTS:

          A summary of warrant outstanding as of January 1, 2009 and changes during the three months ended March 31, 2009 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,840,455	$1.23	3.7 Years	$—

Granted	25,750,000	$0.00000004	4.9 Years	$—

Exercised	—	—	—	$—

Forfeited or Expired	(1,000,000)	$0.12	4.8 Years	$—

Outstanding at March 31, 2009	28,590,455	$0.16	4.7 Years	$—

Exercisable at March 31, 2009	4,840,455	$1.08	4.7 Years	$—

          As of March 31, 2009, there were no unvested warrants to purchase shares of common stock.

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

NOTE 9.	ISSUANCE OF COMMON STOCK:

          In connection with the Company’s sale of a $300,000 convertible debenture on July 30, 2008, the Company issued 450,000 common shares as restricted stock and granted a security interest in the shares to the debenture holder. The Company excludes the restricted shares from the number of outstanding shares used to determine its net loss per share.

          Also in connection, with the Company’s sale of a $300,000 convertible debenture on September 30, 2008, the Company was to issue 150,000 shares in compensation for the agreement exchanging the original note dated July 31, 2008 for the convertible debenture dated September 30, 2008. As of the date of this report, the shares have not been issued.

          Preferred Stock

          At March 31, 2009 and December 31, 2008, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

          Common stock

          At March 31, 2009 and December 31, 2008, the Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 10,511,865 are issued and outstanding with 450,000 held as restricted shares.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

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

          On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,546.plus interest for consulting services rendered to us. On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,546 plus $2,539 in interest and $651 in costs, or a total of $27,735. A restraining order was served on the Company’s bank account for the amount of the judgment. On March 10, 2009, a total of $12,839 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,896. This balance payable is in the accounts payable of the Company.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Operating leases

          Rent expense for the three months ended March 31, 2009 and 2008 was $0 and $103,521, respectively.

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

          On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008. One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013. As of March 31, 2009, the Company owes $278,583 under the agreement.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Employment Agreements

          On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer on the planned retirement of Katherine A. Dering. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of March 31, 2009, the Company owes $154,000 in salary under the agreement.

          On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board. Mr. Montgomery’s employment ceased on July 1, 2009. As of March 31, 2009, the Company owes $206,250 in salary under the agreement.

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

          In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 11.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 11.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

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
March 31, 2009
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

          During the year ended December 31, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984. Such amount is reflected in Accounts Payable and Accrued Liabilities as of March 31, 2009.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 13.	FAIR VALUE MEASUREMENT (CONTINUED):

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

          The following table sets forth the Company’s short investments as of March 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Assets at Fair Value

Liabilities:
Derivative liability	$	$			$(362,859)	$ (362,859)
Convertible debentures	$	$			$(351,000)	$ (351,000)
Short-term notes	$		$(487,000)	$		$ (487,000)
Long-term debt	$		$(823,000)	$		$ (823,000)
Lines of credit-related parties	$		$(1,203,623)	$		$ (1,203,623)

          At March 31, 2009, the carrying amounts of the notes payable approximate fair value because the entire note had been classified to current maturity.

NOTE 14.	SUBSEQUENT EVENTS:

          On May 18, 2009, the Company made the required payment under the settlement and received a Satisfaction of Judgment and Release on the matter regarding its lease on its former corporate headquarters.

          On May 19, 2009, the Company made the required payment under the settlement and received a Satisfaction of Judgment and Release on the former employee EEOC matter, which is now closed.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 14.	SUBSEQUENT EVENTS (CONTINUED):

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

          The employment of Mr. Kenneth H. Montgomery, the Company’s former CEO, ceased July 1, 2009. Mr. David M. Rainey became Interim Chief Executive Officer effective July 15, 2009.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 14.	SUBSEQUENT EVENTS (CONTINUED):

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

          Subsequent to March 31, 2009, the Company has secured $430,000 in additional financing.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

          Revenues totaled $24,495 and $84,178 for the three months ended March 31, 2009 and 2007, respectively. We earned revenue during the three months ended March 31, 2009 from contingency fee income, based on a percent of debt collected. We earned revenue during the three months ended March 31, 2008 from contingency fee income, based on a percent of debt collected, or fees per settlement.

Costs and Expenses

          Payroll and related expenses. Payroll and related expenses amounted to $192,241 for the three months ended March 31, 2009, as compared to $1,360,996 for the three months ended March 31, 2008, a decrease of $1,168,755 or 86%. This decrease was due to across the board further headcount reductions from 2008 and the absence of option grants in the three months ended March 31, 2009. Salaries were $160,000 and $306,913 in the three months ended March 31, 2009 and 2008, respectively. Employee benefits were $17,142 and $31,182 in the three months ended March 31, 2009 and 2008, respectively, due to lower staffing levels and the suspension of the 401k match by the Company. Employee stock compensation expense was reduced to $12,500 in the three months ended March 31, 2009 from $1,044,719 in the three months ended March 31, 2008, as there were no grants in the

2009 period. Allocations were $0 and ($54,280), respectively, in the three months ended March 31, 2009 and 2008 as all subsidiaries were closed in the 2009 period. Miscellaneous related expenses were $2,598 and $31,460 during the three months ended March 31, 2009 and 2008.

          General and administrative expenses. General and administrative expenses amounted to $177,973 for the three months ended March 31, 2009, as compared to $515,464 for the three months ended March 31, 2008, a decrease of $337,491 or 65%. This decrease was due to decreases in almost every expense category due to headcount reductions, office space settlements and reductions, cost containment and a $82,650 reduction in non-cash stock based compensation for consultants that was $0 and $165,300 for the three months ended March 31, 2009 and 2008, respectively. Occupancy was ($1,718) and $33,669 for the three months ended March 31, 2009 and 2008, respectively. The credit in 2009 was the reversal of the accrual made on eviction from our offices upon settlement and discharge of the lease on our former corporate office. Telecommunications was $20,161 and $19,466 for the three months ended March 31, 2009 and 2008, respectively, as there were annual cost increases in 2009. Service fees were $71,793 and $116,542 for the three months ended March 31, 2009 and 2008, respectively, as we further reduced consultant use. Accounting was reduced to $0 for the three months ended March 31, 2009 from $50,000 for the three months ended March 31, 2008 due to the switch in accounting firms. Travel, marketing, insurance and legal were $966, $1,272, $27,783 and $33,265 in the three months ended June 30, 2009 compared with $45,086, $19,435, $66,281 and $64,144 in the three months ended March 31, 2008 due to ongoing cost control efforts. Allocations were $0 and ($48,970) in the three months ended March 31, 2009 and 2008, respectively, as all subsidiaries had been closed by 2009. Miscellaneous general and administrative expenses were $24,143 and $67,160 for the three months ended March 31, 2009 and 2008, respectively, due to cost savings efforts in 2009.

          Depreciation and amortization expense. For the three months ended March 31, 2009 and 2008, we recorded depreciation expense of $12,279 and $14,537, respectively. Depreciation expense for the three months ended March 31, 2009 is lower due to the disposal of some assets at December 31, 2008.

          Interest income (expense). We recorded interest income, interest expense and interest expense – related parties of $0, $56,934 and $35,614 for the three months ended March 31, 2009, respectively, compared to interest income, interest expense and interest expense – related parties of $190, $25,194 and $30,937, respectively, for the three months ended March 31, 2008. We incurred increased interest expense for the three months ended March 31, 2009 as a result of carrying higher levels of borrowings on our lines of credit, convertible debentures, investor notes and bank loans and, in certain instances, higher interest rates.

          Amortization of deferred debt discount. Amortization expense of $232,638 and $501,674 was incurred for the three months ended March 31, 2009 and 2008, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable. Amortization expense decreased due to certain debt discounts having been fully amortized prior to the three month period ended March 31, 2009.

          Loss on derivative liability. We recorded a loss of $31,591 for derivative liability on convertible notes, warrants and options during the three months ended March 31, 2009 based on an increase in the fair value of the liability. We had no derivative liabilities during the three months ended March 31, 2008.

Liquidity and Capital Resources

          As of March 31, 2009, we had a working capital deficiency in the amount of $6,935,947, on continuing operations and cash and cash equivalents totaling $433. We incurred a net loss of $714,775 for continuing operations for the three months ended March 31, 2009. Net cash used in operating activities for continuing operations for the three months ended March 31, 2009 was $103,189, which reflects our net loss that was partially offset by non-cash charges of $232,638 for amortization of debt discount, $31,591 loss on our derivative liability, $12,500 of stock based compensation and $12,279 of depreciation and amortization as well as a $190,521 increase in accounts payable and accrued expenses, a $79,800 decrease in deposits and other assets and a $36,738 decrease in prepaid expenses and other current assets. Cash flow provided by investing and financing activities for continuing operations was $0 and $70,000, respectively, for the three months ended March 31, 2009. As of December 31, 2008, we had a working capital deficiency in the amount of $6,371,269, on continuing operations and cash and cash equivalents totaling $32,551. We incurred a net loss of $7,712,170 for continuing operations for the year ended December 31, 2008. Net cash used in operating and investing activities for continuing operations was $886,046 and $835,951, respectively for the year ended December 31, 2008. Cash flow provided by financing activities for continuing operations was $1,754,548 for the year ended December 31, 2008. Cash of $1,300 was provided by the discontinued operations of our former subsidiary First Performance during 2008. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

          On May 29, 2009, an unaffiliated investor loaned the Company $100,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest following the discharge of an outstanding $210,000 note. In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

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

          Stock-based compensation

          The Company accounts for stock options and warrants issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123(R) (“Share Based Payment”). Total stock-based compensation expense for the three months ended March 31, 2009 and 2008 amounted to $12,500 and $1,127,369, respectively.

          The fair value of each option and warrant granted to employees and non-employees is estimated as of the grant date using the Black-Scholes pricing model. The estimated fair value of the options granted is recognized as an expense over the requisite service period of the award, which is generally the option vesting period. As of March 31, 2009, total unrecognized compensation cost amounted to $5,609, all of which is expected to be recognized in 2009.

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

          In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement

         In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. We adopted SFAS No. 160 effective January 1, 2009 and the statement had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

          Not applicable

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

          Management believes that its financial statements for the three ended March 31, 2009 and 2008, fairly present, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2009, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults upon Senior Securities

          On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note is secured by the assets of the Company. On April 10, 2008, the investor loaned the Company an additional $198,000 on an amendment of the prior note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The note is secured by the assets of the Company. This note is guaranteed by Mr. Burchetta. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At December 31, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. The Company also issued 50,000 shares of common stock valued at $30,000 in order to induce the investor to forbear on the note. The note holder has requested repayment of the note, but the note is still outstanding.

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

Dated: August 18, 2009

DEBT RESOLVE, INC.

By:	/s/ DAVID M. RAINEY

David M. Rainey
Interim Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary
(Principal executive and financial and accounting officer)

