Form 10-Q
period 2009-09-30
DEBT RESOLVE INC
filed 2009-11-23
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of November 18, 2009, 39,648,584 shares of the issuer’s Common Stock were outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 Restated Note 15)

ASSETS
Current assets:
Cash	$984	$32,551
Accounts receivable	12,102	11,582
Prepaid expenses and other current assets	259,487	77,220
Current assets of discontinued operations	4,485	5,582

Total current assets	277,058	126,935

Fixed assets, net	48,865	84,271
Deposits and other assets	13,805	94,855

Total assets	$339,728	$306,061

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:	2,535,068
Accounts payable and accrued liabilities	$3,525,849
Bank overdraft	$81,095	0
Convertible short-term debentures (net of deferred debt discount of $0 and $162,750 as of September 30, 2009 and December 31, 2008, respectively)	320,050	188,250
Short-term notes	308,500	487,000
Current maturities of long-term debt (net of deferred debt discount of $0 and $69,556 as of September 30, 2009 and December 31, 2008, respectively)	823,000	753,444
Lines of credit – related parties	157,000	1,203,623
Derivative liability	3,933,934	331,268
Current liabilities of discontinued operations	2,311,653	2,330,912

Total current liabilities	10,470,300	8,820,346

Convertible long-term notes (net of deferred debt discount of $625,962 and $0 as of September 30, 2009 and December 31, 2008, respectively)	104,038	—

Total liabilities	10,574,338	8,820,346

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 37,214,017 issued and 10,061,865 outstanding as of September 30, 2009 and December 31, 2008	37,214	10,512
Additional paid-in capital	53,857,380	46,809,318
Shares to be issued	—	47,970
Shares held under escrow (0 and 450,000 shares as of September 30, 2009 and December 31, 2008)	—	(450)
Accumulated deficit	(64,129,204)	(55,381,635)

Total stockholders’ deficiency	(10,234,610)	(8,514,285)

Total liabilities and stockholders’ deficiency	$339,728	$306,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30

	2009	2008	2009	2008

		(restated; Note 15)		(restated; Note 15)

Revenues	$18,055	$17,143	$56,517	$148,140

Costs and expenses:
Payroll and related expenses	963,435	583,035	1,338,810	2,816,614
General and administrative expenses	890,279	450,101	1,223,341	3,461,643
Depreciation and amortization expense	10,897	14,343	35,406	43,313

Total expenses	1,864,611	1,047,479	2,597,557	6,321,570

Loss from operations	(1,846,556)	(1,030,336)	(2,541,040)	(6,173,430)

Other (expense) income:
Interest income	—	—	—	190
Interest expense	(57,094)	(36,906)	(164,763)	(104,509)
Interest expense – related parties	(28,311)	(43,594)	(99,935)	(99,692)
Interest expense-amortization of deferred debt discount	(43,875)	(114,208)	(265,137)	(661,663)
Loss on derivative liability	(2,002,206)	(63,201)	(2,823,873)	(63,201)
Other expenses	(2,855,985)	(2,829)	(2,855,985)	(3,166)

Total other (expense)	(4,987,471)	(260,738)	(6,209,693)	(932,041)

Loss from continuing operations	(6,834,027)	(1,291,074)	(8,750,733)	(7,105,471)
Income (loss) from discontinued operations	(164)	(85,466)	3,164	(2,736,085)

Net loss	(6,834,191)	(1,376,540)	(8,747,569)	(9,841,556)

Income tax provision	—	—	—	—

Net Loss after income tax	$(6,834,191)	$(1,376,540)	$(8,747,569)	$(9,841,556)

Net income (loss) per common share:
basic and diluted (See Note 2)
Continuing operations	$(0.23)	$(0.13)	$(0.46)	$(0.76)
Discontinued operations	$—	$(0.01)	$—	$(0.29)

Total	$(0.23)	$(0.14)	$(0.46)	$(1.05)

Basic and diluted weighted average number of common shares outstanding (See Note 2)	29,120,586	9,669,152	19,282,750	9,329,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

	2009	2008

		(restated; note 15)
Cash flows from continuing operating activities:
Net loss from continuing operations	$(8,750,733)	$(7,105,471)
Net income (loss) from discontinued operations	3,164	(2,736,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,417,178	2,503,056
Loss on debt conversion and extinguishment	2,855,985	—
Derivative debited to expenses	120,000	—
Loss of Derivative liability	2,823,874	15,231
Amortization of deferred debt discount	265,136	206,663
Issuance of common stock for funding and services	—	845,500
Stock placed in escrow	—	(450)
Depreciation and amortization	35,406	43,313
Changes in operating assets & liabilities
Accounts receivable	(520)	5,240
Prepaid expenses and other current assets	(103,767)	(51,876)
Deposits and other assets	81,050	—
Accounts payable and accrued expenses	577,863	1,406,633

Net cash used in continuing operating activities	(675,364)	(729,560)

Cash flows from continuing investing activities:	(15,000)	836,126

Cash flows from continuing financing activities:
Proceeds from other receivable	—	200,000
Proceeds from long term convertible notes	625,459	498,000
Proceeds from short term convertible notes	—	300,000
Proceeds from issuance of short term notes	—	625,000
Repayment of short term notes	(113,500)	(295,000)
Proceeds from line of credit	169,236	304,623
Repayment of line of credit	(19,236)	(16,000)
Proceeds from issuance of common stock	—	1,572,600
Release of stock from escrow	—	—
Proceeds from exercise of warrants	—	375

Net cash provided by continuing financing activities	661,959	3,834,648

Cash flows from discontinued operations
Net cash used in operating activities	(3,162)	(733,855)
Net cash used in investing activities	—	(56)
Net cash used in financing activities	—	(101,000)
Net cash used in discontinued operations	—	(834,911)

Net (decrease) increase in cash and cash equivalents	(31,567)	2,527

Cash and cash equivalents at beginning of period	32,551	—

Cash and cash equivalents at end of period – continuing operations	$984	$2,527

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

Non-cash financing activities:
Conversion of accounts payable to short term note	$9,000	$—

Issuance of unfunded short term note	$7,500	$—

Legal fees paid directly from short term note proceeds	$5,000	$—

Interest paid directly from short term note proceeds	$15,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. and SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Nine Months Ended September 30, 2009
(Unaudited)

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Common stock to be issued	Shares Held Under Escrow	Accumulated Deficit	Total

Balance at December 31, 2008	—	$—	10,061,865	$10,512	$46,809,318	$47,970	$(450)	$(55,381,635)	$(8,514,285)

Capital contributed from the grant of stock options to employees	—	—	—	—	207,850		—	—	207,850
Issuance of common stock to consultants for services	—	—	4,200,000	4,200	200,800		—	—	205,000
Issuance of common stock to employees and directors to convert accrued payroll, loans and interest to stock	—	—	15,462,830	15,463	4,764,185		—	—	4,779,648
Issuance of common stock to consultant director to modify contract	—	—	1,686,000	1,686	419,814		—	—	421,500
Issuance of common stock to investors for conversion of notes and interest to stock	—	—	1,129,745	1,130	281,154		—	—	282,284
Issuance of common stock to investor for exchange of notes	—	—	150,000	150	47,820	(47,970)	—	—	—
Issuance of common stock to vendors for conversion of accounts payable	—	—	1,406,160	1,406	434,382		—	—	435,788
Issuance of common stock to directors for services	—	—	2,000,000	2,000	378,000		—	—	380,000
Issuance of common stock to employee per contract	—	—	50,000	50	22,450		—	—	22,500
Capital contributed from the exercise of options and warrants	—	—	617,417	617	179,557		—	—	180,174
Release of shares from escrow	—	—	450,000	—	112,050		450	—	112,500
	—	—	—	—			—	—
Net loss	—	—	—	—	—		—	(8,747,569)	(8,747,569)

Balance at September 30, 2009	—	$—	37,214,017	$37,214	$53,857,380	—	$—	$(64,129,204)	$(10,234,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS:

          The accompanying unaudited condensed consolidated financial statements of Debt Resolve, Inc. and subsidiaries (the “Company” or “Debt Resolve”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other interim period.

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

          The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the nine months ended September 30, 2009, the Company incurred a net loss of $8,750,733 from continuing operations. Cash used in operating and investing activities from continuing operations was $690,364 for the nine months ended September 30, 2009. In addition, the Company had a working capital deficiency (Current liabilities minus current assets) of $7,886,524 from continuing operations as of September 30, 2009. The Company’s cash need is approximately $70,000 per month. Based upon projected operating expenses and currently available cash, the Company believes that its working capital as of the date of this report is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

          The accompanying unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2008 have been restated to correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) a 450,000 share issuance for fundraising costs that was not previously recorded, (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded in the three months ended September 30, 2008, and (iii) the recording of a 400,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008. See Note 15 for additional details. Also there was change due to derivative liability calculation on the Convertible Note of $300,000.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

          Revenue Recognition

          To date, we have earned revenue from collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly fees with transaction fees upon debt settlement. The Company is currently marketing our system to three primary markets. The first and second are financial institutions and collection agencies, our traditional markets. The Company is also expanding into healthcare, particularly hospitals, our third market. The Company is in discussions with a number of new clients at this time. The Company believes that its revenue will increase significantly during 2010.

          In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until our client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a flat fee arrangement, the successful availability of our system to its customers.

          In addition, in accordance with ASC 605-10, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are identified separately.

          Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and demand deposits. From time to time, the Company has balances in excess of the federally insured limit.

          Accounts Receivable

          We extend credit to large, mid-size and small companies for collection services. We have a concentration of credit risk as 100% of the balance of accounts receivable at September 30, 2009 and almost 100% of the revenues for the three and nine months ended September 30, 2009 consists of only one customer. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Our management determines collectability based on their experience and knowledge of the customers. As of September 30, 2009, no allowance for doubtful accounts has been booked.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          Accounts Payable and Accrued Liabilities

          Included in accounts payable and accrued liabilities as of September 30, 2009 are accrued professional fees of $1,269,205, accrued closing costs for First Performance of $1,350,931 and cash disbursed in excess of available balance of $81,095. The Company owed 15 vendors a total of $2,064,450 at September 30, 2009, each of whom was individually owed in excess of 10% of total Company assets.

          Derivative Financial Instruments

          The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of September 30, 2009, conversion-related derivatives and the warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 323%; and risk free interest rate from 0.18% to 2.31%. The derivatives are classified as short term liabilities.

          Stock-Based Compensation

          The Company accounts for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). Under the provisions of ASC 718-10 the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. As of September 30, 2009, there was no unrecognized compensation cost. Total stock-based compensation expense for the three months ended September 30, 2009 and 2008 amounted to $190,000 and $367,326, respectively, and for the nine months ended September 30, 2009 and 2008 amounted to $207,850 and $2,048,106, respectively.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          The fair value of share-based payment awards granted during the periods was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended September 30,

	2009	2008

Risk free interest rate range	3.50%	2.10 -3.50%

Dividend yield	0%	0%

Expected volatility	291.0%	81.1%

Expected life in years	7	3 -7

Weighted average fair value per share	$ 0.19	$0.88

          Until such time as the Company had sufficient relevant trading history to compute the historical volatility of its common stock, the Company utilized an expected volatility figure derived from the historical volatilities of an index of comparable public entities. The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of ASC 718-10

          Net Loss Per Share of Common Stock

          Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. The potentially dilutive conversion of our convertible debentures of 7,728,740 and 1,314,636 and the exercise of options and warrants aggregating 16,718,301 and 8,112,451, respectively at September 30, 2009 and 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

          The Company’s issued and outstanding common shares do not include the underlying shares exercisable with respect to the issuance of 2,785,522 and 177,938 warrants as of September 30, 2009 and 2008, respectively, exercisable at $0.01 per share or less in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).

          During the year ended December 31, 2008, the Company issued 450,000 shares held in escrow in conjunction with the issuance of the $300,000 convertible debenture (See Note 4). These shares were released from escrow in the three months ended September 30, 2009, and the Company does now consider these shares as outstanding and as such does now include them in the calculation of Earnings per Share.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 3. NOTES PAYABLE:

          On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on a 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to July 31, 2009 for aggregate extension fees of $85,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note and was fully amortized by March 2008. During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $0 and $29,400, respectively. This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company. On August 27, 2009, the Company repaid $65,000 of the outstanding balance on this note, the $85,000 of accrued extension fees and $19,003 in accrued interest by the issuance of 1,126,685 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $281,671 value of the shares issued, the Company recognized an $112,668 loss on extinguishment of the debt in the three months ended September 30, 2009. As of September 30, 2009, the outstanding balance on this note was $35,000.

          On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note and was fully amortized in 2008. During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $12,917 and $19,375, respectively. This note is guaranteed by Mr. Burchetta. As of September 30, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

          On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended September 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $0 and $8,600, respectively, and during the nine months ended September 30, 2009 and 2008, the amortization expense was $17,200 and $25,800, respectively. This note is guaranteed by Mr. Burchetta. As of September 30, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

          On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended September 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $1,128 and $3,383, respectively, and during the nine months ended September 30, 2009 and 2008, amortization was $7,894 and $9,022, respectively. As of September 30, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

          Between January 2008 and June 2009, an unaffiliated investor loaned the Company $79,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of September 30, 2009, the remaining outstanding balance on the loan is $23,500.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 3. NOTES PAYABLE (CONTINUED):

          On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of September 30, 2009. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended September 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $6,378 and $9,567, respectively, and during the nine months ended September 30, 2009 and 2008 amortization was $25,511 and $22,322, respectively. As of September 30, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

          On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 3.25%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008. The note was subsequently extended to January 1, 2010 and is outstanding as of September 30, 2009. The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a director of the Company.

          On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended September 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $6,317, and during the nine months ended September 30, 2009 and 2008 amortization was $18,950 and $12,633, respectively. As of September 30, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

          On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a “cashless” exercise feature. The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $73,425 and $88,110, with the discount being fully amortized at September 30, 2008 due to the note being in default. This note is guaranteed by Mr. Burchetta. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses. As of September 30, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 3. NOTES PAYABLE (CONTINUED):

          On November 14, 2008, an unaffiliated investor loaned the Company $107,000 on short term note with a maturity date of December 31, 2008 (the “November Note”). The Company received net proceeds of $100,000, and the $7,000 was treated as prepaid interest on the November Note to the original maturity date. The maturity date was subsequently extended to March 30, 2009 for additional interest on the note of $8,000, and the face amount of the November Note was now $115,000 at maturity. Interim extensions from March 31, 2009 to July 31, 2009 are discussed in the February note discussion below. On July 31, 2009, the maturity date was extended to August 26, 2009 and later to September 25, 2009. The November Note carried a default rate of interest of 22% per annum after the maturity date. The Company had a thirty (30) day grace period after the maturity date to repay the November Note with interest. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The November Note was secured by a first lien on the assets of the Company as evidenced by a UCC-1 filing. Arisean Capital subordinated its first lien position on its $576,000 outstanding loan to the extent of the November Note. In conjunction with the November Note, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.12 and an expiration date of November 14, 2013. This warrant has a “cashless” exercise feature. The November Note was recorded net of a deferred debt discount of $50,504, based on the relative fair value of the warrant and was fully amortized in 2008 over the term of the note. On February 13, 2009, in conjunction with the February Note discussed below, the warrant for 1,000,000 shares was cancelled and replaced by a new five year warrant to purchase 25,750,000 shares of Company common stock at a total exercise price of $1.00. Upon repayment of amounts borrowed from the investor on or before maturity, as extended, the Company may reduce the warrant by 23,750,000 warrants. The final two extensions granted to the investor another 1,000,000 warrants, for an aggregate total of 3,000,000 warrants. The Company now had the right to reduce the 25,750,000 warrant by 22,750,000 warrants upon payment. During the three months ended September 30, 2009, the investor exercised the first 600,000 warrants, leaving a remaining unexercised total of 2,400,000 warrants. On September 25, 2009, the November Note was paid in full in the amount of $115,000, and the lien on the Company’s assets was released. .(if note was repaid why are we even discussing it in this much detail on a 10=Q!!!!!!!!!!!)

          On February 26, 2009, the holder of the November Note loaned the Company an additional $82,500 with a maturity date of March 30, 2009 (the “February Note”). The Company received net proceeds of $70,000, and the $7,500 was treated as prepaid interest on the February Note and the $5,000 was expensed as attorney’s fees. Through a series of amendments, the maturity dates of the November Note and the February Note were extended to September 25, 2009 for additional interest of $12,500, with the face amount of the February Note now $95,000 at maturity. In addition, aggregate additional legal fees of $5,000 were expensed as a result of the extensions and were to be repaid at maturity, making the total amount due to the investor $215,000. The holder received the right, in the event of a Company default on either Note, to return to the Company any of the holder’s 3,000,000 warrants not yet exercised in exchange for the Company’s cash payment equal to $0.023 per warrant share. Interest applies at a default rate of 26% interest per annum after maturity. The February Note was secured by a first lien on the assets of the Company as evidenced by a UCC-1 filing. Arisean Capital further subordinated its first lien position on its $576,000 outstanding loan to the extent of the November and February Notes. On September 25, 2009, the February Note was paid in full in the amount of $95,000, and the lien on the Company’s assets was released. The $5,000 of accrued legal fees was also paid, for a total to the investor, including the two notes and legal fees, of $215,000.

NOTE 4. CONVERTIBLE DEBENTURES:

          On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month convertible debenture with a maturity date of March 31, 2009. This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009. The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008. Thereafter, interest is payable monthly in cash. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The Exchange Agreement called for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture, which were issued during the three months ended September 30, 2009. In accordance with Accounting Standards Codification subtopic 470-50, Debt-Modifications and Extinguishments (“ASC 470-50”), the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied. The debenture is secured by an escrow of 450,000 shares of the common stock of the Company, which was held in escrow at the lender’s attorney’s office. These shares were released from escrow during the three months ended September 30, 2009 in payment of the interest accrued through July 31, 2009 and a partial payment of the principal (see below). At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 4. CONVERTIBLE DEBENTURES (CONTINUED):

the Company at the Conversion Price. Conversion Price” means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). The debenture was recorded net of a beneficial conversion feature of $252,030, based on the relative fair value of the conversion feature. The beneficial conversion feature is being amortized over the term of the debenture. The debenture was also recorded net of a deferred debt discount of $47,970 as shares to be issued based on the relative fair value of the Exchange Shares. The deferred debt discount is being amortized over the term of the debenture. During the three and nine months ended September 30, 2009, the Company recorded amortization of the beneficial conversion feature and deferred debt discount related to this debenture of $0 and $150,000, respectively. During the three and nine months ended September 30, 2008, the Company recorded no amortization of the beneficial conversion feature and deferred debt discount related to this debenture. On August 31, 2009, the Company repaid $30,950 in note principal and $23,322 in accrued interest by the issuance of 450,000 shares of Company common stock from treasury that were valued at the closing market price of $0.25 per share. Based on the $112,500 value of the shares issued, the Company recognized a $58,228 loss on extinguishment of the debt in the three months ended September 30, 2009. As of September 30, 2009, the outstanding balance on this convertible was $269,050. At the date of this report, the debenture is in default, and the Company is working with the lender to restructure the debenture.

          On July 31, 2008, the Company agreed to pay the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor. Because of a delinquent payable with the Company’s stock transfer agent, the shares were converted to a 6 month loan of $50,000 with a maturity date of January 31, 2009. The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash. At September 30, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for a convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000. The debenture carries interest at a rate of 12% per annum, with interest payable monthly in arrears in cash. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price. “Conversion Price” means the (i) the average of the lowest three (3) bid prices for the Common Stock over a ten (10) Trading Day period ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%), provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock. The debenture was recorded net of a beneficial conversion feature of $51,000, based on the relative fair value of the conversion feature. The beneficial conversion feature is being amortized over the term of the debenture. During the three and nine months ended September 30, 2008, the Company recorded no amortization of the beneficial conversion feature related to this debenture. During the three and nine months ended September 30, 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $12,750, respectively. As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009. The Company has made all required monthly payments through the date of this report.

          On May 29, 2009, an unaffiliated investor loaned the Company $100,000 on a three-year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00. The exercise period of the warrant is five years. The note was recorded net of a deferred debt discount of $13,333, based on the relative fair value of the Debt under the Black-Scholes pricing model. The Company also fair valued the warrant under the Black- Scholes pricing model and it value of $20,000 was treated as Derivative Liability and charged to expenses on the date of issuance. The Company calculate the fair value on each reporting date, as of September 30, 2009 it had $199,800. Such discount is being amortized over the term of the note. During the three and nine months ended September 30, 2009, the Company recorded amortization of the debt discount related to this note of $8,333 and $11,111, respectively.

          During the three months ended September 30, 2009, unaffiliated investors loaned the Company $780,459 on three year Convertible Debentures with an interest rate of 14%. Of this total, $105,000 was shown under undeposited under other current assets. The interest accrues and is payable at maturity, which range in dates from July 22, 2012 to September 29, 2012. The conversion price is set at $0.15 per share. The Debentures carry a first lien security interest. In addition, the investors received 6,454,590 warrants to purchase the common stock of the Company at an exercise price of $1.00. The exercise period of the warrants is five years. The notes were recorded net of a deferred debt discount of $645,459, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 4. CONVERTIBLE DEBENTURES (CONTINUED):

term of the notes. During the three months ended September 30, 2009, the Company recorded amortization of the debt discount related to these notes of $21,719 on $780,459 of Convertible Note.

          The embedded conversion option related to the Convertible Debentures is accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three and nine months ended September 30, 2009, the Company reflected a loss of $2,002,206 and $2,823,873 representing the change in the value of the embedded conversion option.

NOTE 5. LINES OF CREDIT – RELATED PARTIES:

          On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Borrowings under the line of credit are secured by the assets of the Company, subject to a subordination agreement, and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a former member of its Board of Directors. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years, and they vest immediately. The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman’s financing during 2008 and was expensed immediately. On September 25, 2009, the Company repaid the $576,000 outstanding balance on this line of credit and $109,456 in accrued interest by the issuance of 4,569,706 shares of Company common stock that were valued at the closing market price of $0.45 per share. Based on the $2,056,368 value of the shares issued, the Company recognized a $1,370,912 loss on extinguishment of the debt in the three months ended September 30, 2009. Also as of September 25, 2009, Arisean released its first lien on the assets of the Company, placing the new 2009 investors in first lien position. As of September 30, 2009, the outstanding balance on this line of credit was $10,557 in remaining accrued interest.

          On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit are secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. On August 27, 2009, the Company repaid the $119,000 outstanding balance on this line of credit and $23,345 in accrued interest by the issuance of 948,970 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $237,242 value of the shares issued, the Company recognized a $94,897 loss on extinguishment of the debt in the three months ended September 30, 2009. As of September 30, 2009, the outstanding balance on this line of credit was $1,017 in remaining accrued interest.

          On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vested immediately. The grant was valued at $227,500 under the Black-Scholes pricing

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 5. LINES OF CREDIT – RELATED PARTIES (CONTINUED):

model and was expensed immediately as amortization of the deferred debt discount. On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share. Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt in the three months ended September 30, 2009. As of September 30, 2009, the outstanding balance on this line of credit was $157,000 in principal and $3,118 in accrued interest.

          On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit will bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. On August 27, 2009, the Company repaid $158,202 of principal on this line of credit and $24,492 in accrued interest by the issuance of 1,217,966 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $304,491 value of the shares issued, the Company recognized a $121,797 loss on extinguishment of the debt in the three months ended September 30, 2009. As of September 30, 2009, the outstanding balance owed to Mr. Montgomery is $185,681 plus $1,352 in accrued interest on the line of credit that was repaid and terminated.

NOTE 6. FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS:

          On October 15, 2007, the Company ceased operations of DRV Capital, and EAR. On June 30, 2008, the Company closed First Performance and First Performance Recovery.

          In accordance with Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”), the Company has reported these subsidiaries’ results as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

          The consolidated liabilities of DRV Capital and EAR are as follows:

	As of September 30, 2009		As of December 31, 2008

(unaudited)
Liabilities:
Accounts payable		$—	$—

Total liabilities	$	__	$—

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 6. FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS (CONTINUED):

The consolidated assets and liabilities of First Performance and First Performance Recovery are as follows:

	As of September 30, 2009	As of December 31, 2008

	(unaudited)
Assets:
Cash	$204	$1,301
Prepaid expenses & other	4,281	4,281

Total current assets	$4,485	$5,582

Liabilities:
Current liabilities:
Accounts payable and
accrued expenses	$2,311,653	$2,330,912

Total current liabilities	$2,311,653	$2,330,912

Components of discontinued operations for First Performance and First Performance Recovery are as follows:

	(unaudited) Three Months Ended

	September 30, 2009	September 30, 2008

Revenue	$—	$(3,026)
Payroll and related expenses	—	38,166
General and administrative expenses	164	47,517
Impairments of goodwill and intangibles	—	—
Disposal of fixed asset	—	—
Accrual for closing costs for lease	—	—
Depreciation and amortization	—	—
Total expenses	164	85,683

Loss from operations	(164)	(88,709)

Interest expense	—	(105)
Other income	—	3,348

Income (loss) from discontinued operations	$(164)	$(85,466)

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 6. FIRST PERFORMANCE CORP. – DISCONTINUED OPERATIONS (CONTINUED):

	(unaudited) Nine Months Ended

	September 30, 2009	September 30, 2008

Revenue	$—	$300,742
Payroll and related expenses	—	603,924
General and administrative expenses	7,561	732,446
Impairments of goodwill and intangibles	—	176,545
Disposal of fixed asset	—	87,402
Accrual for closing costs for lease	—	1,364,458
Depreciation and amortization	—	70,539
Total expenses	7,561	3,035,314

Loss from operations	(7,561)	(2,734,572)

Interest expense	—	(9,200)
Other income	10,725	7,687
	—
Income (loss) from discontinued operations	$3,164	$(2,736,085)

There were no activities in DRV Capital and EAR. These entities were reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

NOTE 7. STOCK OPTIONS:

          As of September 30, 2009, the Company has one qualified stock-based employee compensation plan. The 2005 Incentive Compensation Plan (the “2005 Plan”) was approved by the stockholders on June 14, 2005 and provides for the issuance of options and restricted stock grants to officers, directors, key employees and consultants of the Company to purchase up to 900,000 shares of common stock.

          A summary of option activity within the 2005 Plan during the nine months ended September 30, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	865,000	$2.99	4.3 Years	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or expired	—	—	—	$—
Outstanding at September 30, 2009	865,000	$2.99	3.8 Years	$—

Exercisable at September 30, 2009	840,000	$3.03	3.8 Years	$—

          As of September 30, 2009, the Company had 25,000 unvested options within the 2005 Plan.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 7. STOCK OPTIONS (CONTINUED):

          A summary of non-qualified stock option activity outside the 2005 Plan during the nine months ended September 30, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	5,189,934	$2.89	5.3 Years	$—
Granted	1,000,000	0.19	6.9 Years	$10,000
Exercised	—	—	—	$—
Forfeited or Expired	—	—	—	$—
Outstanding at September 30, 2009	6,189,934	$2.45	4.9 Years	$10,000

Exercisable at September 30, 2009	6,189,934	$2.45	4.9 Years	$10,000

          As of September 30, 2009, the Company had no unvested stock options outside the 2005 Plan.

          The Company recorded stock based compensation expense representing the amortized amount of the fair value of options granted in prior periods in the amount of $0 and $17,850 during the three and nine months ended September 30, 2009, respectively.

          The Board granted stock options to purchase 1,000,000 shares of common stock of the Company at an exercise price $0.19, the closing price on the day of grant, with an exercise period of seven years to the President of the Company. The grant was valued using the Black-Scholes model and had a value of $190,000, which was fully expensed in the three and nine months ended September 30, 2009.

          Stock based compensation (including option and stock grants) for the three and nine months ended September 30, 2009 and 2008 was recorded in the consolidated statements of operations as follows:

	(unaudited)

	Three months ended September 30,

	2009	2008

Payroll and related expenses	$190,000	$357,926

General and administrative expenses	$—	$9,400

	(unaudited)

	Nine months ended September 30,

	2009	2008

Payroll and related expenses	$207,850	$1,897,906

General and administrative expenses	$—	$150,200

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 8. WARRANTS:

          A summary of warrant outstanding as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,840,455	$1.23	3.2 Years	$34,484
Granted	33,204,590	$0.22	4.5 Years	$2,317,499
Exercised	(617,417)	$0.0003	—	—
Forfeited or Expired (23,978,740)	$0.01	—	—
Outstanding at September 30, 2009	12,448,888	$0.97	4.3 Years	$2,351,983

Exercisable at September 30, 2009	12,048,888	$0.97	4.3 Years	$214,484

          As of September 30, 2009, there were no unvested warrants to purchase shares of common stock.

          In conjunction with the November Note, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.12 and an expiration date of November 14, 2013. On February 13, 2009, the warrant for 1,000,000 shares was cancelled and replaced by a new five year warrant to purchase 25,750,000 shares of Company common stock at a total exercise price of $1.00. Upon repayment of the November and February Notes on or before maturity, as extended to September 25, 2009, the Company may reduce the warrant by 22,750,000 shares, which were canceled on September 25, 2009 upon full repayment of the notes. The investor retained a total of 3,000,000 warrants. The warrant holder received the right, in the event of a Company default on either Note, to return to the Company any of the holder’s 3,000,000 warrants not yet exercised in exchange for the Company’s cash payment equal to $0.023 per warrant share. This right expired upon repayment of the notes. During the quarter 600,000 warrants were exercised.

NOTE 9. ISSUANCE OF COMMON STOCK

          During the three months ended September 30, 2009, the Company issued 617,417 shares upon the exercise of investor warrants.

          During the three months ended September 30, 2009, the Company issued 1,200,000 shares of common stock as compensation for professional services rendered and 50,000 shares to a Company employee as compensation for his services.

          During the three months ended September 30, 2009, the Company issued 2,713,202 shares of Company common stock to settle $406,980 in liabilities owed to former employees ($190,023) and vendors ($216,957). The $762,549 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $406,980 in liabilities settled, and the Company recorded the difference as a $359,569 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $190,023 in accrued payroll compensation and $216,957 in accounts payable.

          During the three months ended September 30, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in liabilities owed to individuals, or an entity controlled by an individual, who were Company officers or directors at the time of settlement. The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company and $221,515 in interest accrued thereon, $242,500 in accounts payable for consulting services rendered.

          During the three months ended September 30, 2009, the Company issued 1,576,685 shares of Company common stock to settle $223,275 in principal and accrued interest owed on two notes payable. The $394,171 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $223,275 in liabilities settled, and the Company recorded the difference as a $170,896 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $95,950 in note principal and $127,325 in accrued interest

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 9. ISSUANCE OF COMMON STOCK (CONTINUED):

and fees. Of the 1,576,685 shares issued, 450,000 shares were release from treasury. Prior to their release, the Company excluded the 450,000 shares from the number of outstanding shares used to determine its net loss per share.

          In connection with the Company’s sale of a $300,000 convertible debenture on September 30, 2008, the Company was to issue 150,000 shares in compensation for the agreement exchanging the original note dated July 31, 2008 for the convertible debenture dated September 30, 2008. The Company issued the shares on September 15, 2009.

          During the three months ended September 30, 2009, the Company issued a total of 2,000,000 shares to four members of the Company’s board of directors as compensation for their services and issued 333,334 shares to the Company’s Interim CEO and President in satisfaction of an accrued bonus payable.

          On September 30, 2009, the Company issued 3,060 shares of Company common stock to a convertible debenture holder in satisfaction of $459 in note principal based on the stated conversion price of $0.15 per share.

          Preferred Stock

          At September 30, 2009 and December 31, 2008, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

          Common stock

          At September 30, 2009, the Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 37,214,017 are issued and outstanding.

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

          On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient funds check received from an investor on May 22, 2009. Our attorneys are reviewing the matter. The entire amount in dispute is in the accounts payable of the Company.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Lawsuits from landlords

          On May 7, 2008, the Company received a three-day demand for rent due in the amount of $72,932 for the period December 1, 2007 through May 1, 2008. On May 20, 2008, a petition for hearing was filed in the White Plains New York City Court, County of Westchester demanding payment of $88,497. On May 27, 2008, the Company signed a stipulation of settlement in the amount of $88,747, including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008. On June 11, 2008, the Company signed an amended stipulation of settlement in the amount of $101,000, with a payment of $56,626 due on June 20, 2008 and a payment of $44,373 due on June 30, 2008. On July 16, 2008, the Company received a five day notice to pay the agreed payments or face eviction. On October 1, 2008, the Company was evicted from its leased premises. On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,346 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment. On December 16, 2008, a restraining order was served on the Company’s bank account for the amount of the judgment original judgment of $101,000. On March 12, 2009, the Company signed a new stipulation of settlement settling the matter upon completion of three events. First, the Company immediately forfeited its security deposit of $79,800 plus interest. Second, the Company must make an additional payment of $50,000 by April 15, 2009. Third, the Company must then remove all of its furniture by April 22, 2009. An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000. The Company must then remove the furniture within seven days of making the payment. If all three conditions are met, the parties fully release each other from any further claims. If all three of these conditions are not met, judgment is entered for $135,356, the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $101,000 for the period December 1, 2007 to June 1, 2008. At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet. On May 18, 2009, the Company paid the required $60,000 payment. The Company subsequently removed its furniture from the premises. On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled. The remaining accrual was reversed in the second quarter of 2009 as a result of the settlement. (too much detail for a settled claim in a 10-Q)

          On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,917 for unpaid rent due as of January 31, 2009. First Performance had vacated the premises as of June 30, 2008 with the closing of its business. Debt Resolve has been dismissed from the suit at this time, as it was not a signatory to the lease or guarantor of the lease. The case continues against First Performance Corp. and its former owners, with an answer due by First Performance shortly. The entire amount of the amount in dispute is accrued on the books of First Performance. A cross-claim was filed by the guarantor against First Performance and Debt Resolve. Since Debt Resolve has been dismissed from the primary suit, it is also requesting dismissal from the cross-claim.

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
September 30, 2009
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

          Operating leases

          On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent. In accordance with Accounting Standards Codification subtopic 840-20, Leases-Operating Leases (“ASC 840-20”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. On October 1, 2008, the Company was evicted from its office for non-payment of rent. An amended stipulation of settlement has been signed to resolve the balance of the lease. At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet. On May 18, 2009, the Company paid a required $60,000 payment. On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled. The remaining accrual was reversed in the second quarter of 2009 reflecting the settlement. (See Lawsuits from Landlords above).

          The Company’s First Performance subsidiary also leased an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for annual escalations in rent of $19,225. On June 30, 2008, First Performance was closed, and the premises were abandoned. A complaint has been filed against First Performance in Clark County, Nevada court. (See Lawsuits from Landlords above).

          Rent expense for the three months ended September 30, 2009 and 2008 was approximately $0 and $31,916, respectively, and rent expense for the nine months ended September 30, 2009 and 2008 was ($237,392) and $1,600,886, respectively. The credit in 2009 was due to the Company settling its rental obligation on its corporate headquarters and reversing the accrued obligation recorded in 2008. (See Operating leases above). The large expense in 2008 was the result of First Performance accruing the remaining balance of $1,350,931 on its lease obligation.

          Employment Agreements

          The Company had entered into an employment agreement with James D. Burchetta under which he would devote substantially all of his business and professional time to us and our business development. The employment agreement with Mr. Burchetta was effective until January 13, 2013. The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contains provisions for minimum annual increases based on changes in an applicable “cost-of-living” index. The employment agreement with Mr. Burchetta contains provisions under which his annual salary may increase to $600,000 if we achieve specified operating milestones and also provides for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement. In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

          The Company amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 the Company will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing. Compensation expense under the employment agreement with Mr. Burchetta is recorded as payroll and related expenses in the unaudited condensed consolidated statement of operations and totaled $0 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $0 and $135,417 for the nine months ended September 30, 2009 and 2008, respectively. On August 27, 2009, the accrued salary from 2008 was converted to stock.

          On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008. One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013. Consulting expense under the consulting agreement with Mr. Burchetta is recorded as general and administrative expenses in the unaudited condensed consolidated statement of operations and totaled $40,833 and $165,833 for the three and nine months ended September 30, 2009, respectively. Consulting expense for the three and nine months ended September 30, 2008 totaled $52,083. On August 27, 2009, the accrued consulting fees of $242,500 for the period July 2008 through July 2009 were converted to stock. On September 29, 2009 and effective as of August 1, 2009, the Company and Mr. Burchetta amended his consulting agreement from a full-time consulting position to a part-time consulting position. In addition, the monthly consulting fee was reduced from $20,833 per month to $10,000 per month. Finally, Mr. Burchetta waived the condition that his compensation exceeds that of the CEO by at least $25,000 per month and has comparable benefits. In return for the modifications to the contract with a termination date of January 13, 2013, Mr. Burchetta received 1,686,000 shares of stock, which represents the reduction in compensation during the remaining term of the agreement.

          As of September 30, 2009, the Company owes Mr. Burchetta an aggregate of $20,000 under the consulting agreement.

          On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of September 30, 2009, the Company owes $140,167 in salary under the agreement.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Employment Agreements (continued)

          On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement has a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date. Mr. Montgomery’s salary is $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors. Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board. Mr. Montgomery’s employment ceased on July 1, 2009. On August 27, 2009, $262,500 in accrued salary under the agreement was converted to stock.

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

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS:

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

          Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

          Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

          FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

          FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

          FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

          FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

          FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

          FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

          FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS:

          During the three months ended September 30, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in liabilities owed to individuals, or an entity controlled by an individual, who were Company officers or directors at the time of settlement. The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company and $221,515 in interest accrued thereon, and $242,500 in accounts payable for consulting services rendered. Related party interest for the three and nine months ended September 30, 2009 was $28,311 and $99,935.

          During the year ended December 31, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984. Such amount is reflected in Accounts Payable and Accrued Liabilities as of September 30, 2009.

          During the three months ended September 30, 2009, the Company issued a total of 2,000,000 shares to four members of the Company’s board of directors as compensation for their services valued at $380,000. Another executive received an option grant of 1,000,000 shares at an exercise price of $0.19 with a seven year life as compensation for services and in recognition of a promotion valued at $190,000.

          Certain Company directors and a former officer personally guarantee the Company’s notes payable and its’ bank loan (Note 3).

NOTE 13. FAIR VALUE MEASUREMENT:

          The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

          Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

          The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 13. FAIR VALUE MEASUREMENT (CONTINUED):

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

          The following table sets forth the Company’s financial instruments as of September 30, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Liabilities:
Convertible short term notes	$	$	$(320,050)
Derivative liability	$	$	$(3,933,934)
Short term notes	$	$(250,000)	$(23,500)
Long term debt	$	$	$(823,000)
Lines of credit – related parties	$	$	$(157,000)
Convertible long term notes	$	$	$(104,040)

          At September 30, 2009, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

NOTE 14. SUBSEQUENT EVENTS:

          Subsequent events have been evaluated through November 23, 2009, the date that the financial statements were issued.

          Subsequent to September 30, 2009, unaffiliated investors loaned the Company $254,500 on three year Convertible Debentures with an interest rate of 14%. The interest accrues and is payable at maturity in October 2012. The conversion price is set at $0.15 per share. The Debentures carry a first lien security interest. In addition, the investors received 2,320,000 warrants to purchase the common stock of the Company at an exercise price of $1.00. The exercise period of the warrants is five years.

          On October 14, 2009, 1,400,000 shares were issued to four consultants as compensation for previous investor relations consulting activities.

          On October 16, 2009, 350,000 shares were issued to another consultant as compensation for previous investor relations consulting activities.

          On October 23, 2009, a previous investor converted a $100,000 note plus accrued interest to 684,567 shares of stock of the Company per the terms of the note.

NOTE 15. RESTATEMENT:

          The accompanying unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2008 have been restated to correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) a 450,000 share issuance for fundraising costs that was not previously recorded, (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded in the three months ended September 30, 2008, and (iii) the recording of a 400,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008.

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 15. RESTATEMENT (CONTINUED):

          The effect of the adjustment is an increase in net loss of $83,201 and $1,437,831 for the three and nine months periods ended September 30, 2008, respectively. There was no effect on cash flows from operating, investing or financing for either period.

          The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008.

Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2008
(unaudited)

	As Previously Reported	Adjustment		Reference	As Restated

Revenue	$17,143	$			$17,143

Costs and expenses:
Payroll and related expenses	583,035				583,035
General and administrative expenses	430,101		20,000	a	450,101
Depreciation and amortization expense	14,343				14,343

Total expenses	1,027,479		20,000		1,047,479

Loss from operations	(1,010,336)		(20,000)		(1,030,336)

Other (expense) income:
Interest income	—				—
Interest expense	(36,906)				(36,906)
Interest expense – related parties	(43,594)				(43,594)
Amortization of deferred debt discount	(114,208)				(114,208)
Loss on derivative liability	—		(63,201)	b	(63,201)
Other expense	(2,829)				(2,829)

Total other expense	(197,537)		—		(260,738)

Loss from continuing operations	(1,207,873)		(83,201)		(1,291,074)

Loss from discontinued operations	(85,466)		—		(85,466)

Net loss	$(1,293,339)		$(83,201)		$(1,376,540)

Net loss per common share:
basic and diluted
Continuing operations	$(0.13)		$(0.00)		$(0.13)
Discontinued operations	$(0.01)		$0.00		$(0.01)

Total	$(0.14)		$(0.00)		$(0.14)

Basic and diluted weighted average number of common shares outstanding	9,175,673		493,479		9,669,152

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 15. RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Operations
For the Nine Months Ended September 30, 2008
(unaudited)

	As Previously Reported	Adjustment		Reference	As Restated

Revenue	$148,140	$			$148,140

Payroll and related expenses	2,816,614				2,816,614
General and administrative expenses	2,087,013		1,374,630	a, c	3,461,643
Depreciation and amortization expense	43,313				43,313

Total expenses	4,946,940		1,374,630		6,321,570

Loss from operations	(4,798,800)		(1,374,630)		(6,173,430)

Other (expense) income:
Interest income	190				190
Interest expense	(104,509)				(104,509)
Interest expense – related parties	(99,692)				(99,692)
Amortization of deferred debt discount	(661,663)				(661,663)
Loss on derivative liability	—		(63,201)	b	(63,201)
Other expense	(3,166)				(3,166)

Total other expense	(868,840)		(63,201)		(932,041)

Loss from continuing operations	(5,667,640)		(1,437,831)		(7,105,471)

Loss from discontinued operations	(2,736,085)		—		(2,736,085)

Net loss	$(8,403,725)		$(1,437,831)		$(9,841,556)

Net loss per common share:
basic and diluted
Continuing operations	$(0.64)		$(0.12)		$(0.76)
Discontinued operations	$(0.30)		$0.01		$(0.29)

Total	$(0.94)		$(0.11)		$(1.05)

Basic and diluted weighted average number of common shares outstanding	8,905,496		333,542		9,329,038

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 15. RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(5,667,639)	$(1,437,831)	a, b, c	$(7,105,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	2,503,056	1,354,630	c	3,857,686
Issuance of common stock for funding and services	845,500			845,500
Stock placed in escrow (treasury)	(450)			(450)
Amortization of deferred debt discount	206,663			206,663
Loss on derivative liability	—	63,201	b	63,201
Depreciation and amortization	43,313			43,313
(Increase) decrease in:
Accounts receivable	5,240			5,240
Prepaid expenses and other current assets	(51,876)			(51,876)
Accrued professional fees	208,786			208,786
Accounts payable and accrued expenses	1,177,847	20,000	a	1,197,847

Net cash used in operating activities	(729,560)	—		(729,560)

Cash flows from investing activities:	—	—		—

Cash flows from financing activities:
Proceeds from other receivable	200,000			200,000
Proceeds from long term loans	498,000			498,000
Proceeds from issuance of short term notes	575,000			575,000
Proceeds from convertible debenture	300,000			300,000
Proceeds from of line of credit	304,623			304,623
Repayment of short term notes	(295,000)			(295,000)
Repayment of line of credit	(16,000)			(16,000)
Proceeds from issuance of common stock
Proceeds from exercise of warrants	375			375

Net cash provided by financing activities	1,566,998	—		1,566,998

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 15. RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Cash Flows (Continued)
For the Nine Months Ended September 30, 2008
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from discontinued operations:
Net cash used in operating activities	(733,855)			(733,855)
Net cash used in investing activities	(56)			(56)
Net cash used in financing activities	(101,000)			(101,000)

Net cash used in discontinued operations	(834,911)	—		(834,911)

Net increase in cash and cash equivalents	2,527	—		2,527
Cash and cash equivalents at beginning of period	—	—		—

Cash and cash equivalents at end of period – continuing operations	$2,527	$—		$2,527

(a)

The issuance of 50,000 shares to an investor was reversed out in the amount of $30,000 per item (c)(ii) below (reduction of expense). Finally, a $50,000 straight note was added for a referral fee for a financing occurring on July 31, 2008 (addition to expense). The net change is an $20,000 addition.

(b)

To record the $63,201 derivative liability resulting from the embedded conversion option associated with a convertible debenture issued on September 30, 2008 and from the Company’s outstanding options and warrants. The embedded conversion option related to the convertible debenture is accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We have determined that the embedded conversion option is a derivative liability and causes the Company’s outstanding warrants and options to become derivative liabilities. The conversion option and the warrants and options were valued at $63,201 as of September 30, 2008 using the Black-Scholes valuation model.

(c)

To correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) a 450,000 share issuance for fundraising costs that was not previously recorded ($1,012,500), (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded in the three months ended September 30, 2008 ($122,130), and (iii) the recording of a 450,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008 (+$220,000 additional cost).

Consolidated Balance Sheet
For the Year Ended December 31, 2008

Assets	As Previously Reported	Adjustment		Reference	As Restated

Current assets:
Cash	$32,551	$			$32,551
Accounts receivable	11,582		11,582
Prepaid expenses and other current assets	77,220				77,220
Current assets of discontinued operations	5,582				5,582

Total current assets	126,935				126,935

Fixed assets, net	84,271				84,271
Deposits and other assets	94,855				94,855

Total assets	306,061				306,061

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	3,525,849				3,525,849
Convertible debentures (net of deferred debt discount of $159,562 at December 31, 2008)	191,438		(3,188)	a	188,250
Short term notes	487,000				487,000
Current maturities of long term debt (net of deferred debt discount of $69,556 at December 31, 2008)	753,444				753,444
Lines of credit – related parties	1,203,623				1,203,623
Derivative liability	331,268				331,268
Current liabilities of discontinued operations	2,330,912				2,330,912

Total current liabilities	8,823,534				8,820,346

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding at December 31, 2008	—				—

Common stock, 100,000,000 shares authorized, $0.001 par value, 10,511,865 issued and 10,061,865 outstanding at December 31, 2008	10,512				10,512

Additional paid-in capital	47,207,568		(350,280)	b	46,857,288

Shares held under escrow (450,000 shares)	(450)				(450)

Accumulated deficit	(55,735,103)		350,280	b	(55,384,823)

Total stockholders’ deficiency	(8,517,473)		3,188	a	(8,514,285)

Total liabilities and stockholders’ deficiency	306,061				306,061

          (a)          Correction of amortization of deferred debt discount.

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

          Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve™ system, our Internet-based bidding system that facilitates the settlement and collection of delinquent and defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and now Asia. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. In addition, there are significant opportunities for us in healthcare with hospitals and large provider groups. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve™ system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

          Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in five private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

          Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve™ system, from flat fees per settlement achieved, from flat fees per account placed on the system or a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a monthly fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well. In addition, with respect to our DR Prevent™ module expected to be completed in 2010, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

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

          For the nine months ending September 30, 2009 and the year ending December 31, 2008, we had inadequate revenues and incurred net losses of $8,750,733 and $7,712,170 from continuing operations, respectively. Cash used in operating activities of continuing operations was $675,364 for the nine months ended September 30, 2009. Based upon projected operating expenses of approximately $70,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

          Subsequent to September 30, 2009, the Company has secured $254,500 in additional financing.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

          Revenues totaled $18,055 and $17,143 for the three months ended September 30, 2009 and 2008, respectively. We earned revenue during the three months ended September 30, 2009 and 2008 from contingency fee income, based on a percent of debt collected. We earned revenue during the three and nine months ended September 30, 2008 from contingency fee income, based on a percent of debt collected, fees per settlement, or a flat monthly fee.

Costs and Expenses

          Payroll and related expenses. Payroll and related expenses amounted to $963,435 for the three months ended September 30, 2009, as compared to $583,035 for the three months ended September 30, 2008, an increase of $380,399. This increase was entirely due to the granting of stock and options to directors and an officer during the three months ended September 30, 2009. Salaries were $98,562 and $206,136 in the three months ended September 30, 2009 and 2008, respectively. Employee benefits were $19,867 and $11,912 in the three months ended September 30, 2009 and 2008, respectively, due to adding two employees to the benefit plans. Employee stock compensation expense increased to $840,000 in the three months ended September 30, 2009 from $357,926 in the three months ended September 30, 2008, as there were new grants in the 2009 period. Miscellaneous related expenses were $5,005 and $7,062 during the three months ended September 30, 2009 and 2008.

          General and administrative expenses. General and administrative expenses amounted to $890,279 for the three months ended September 30, 2009, as compared to $450,101 for the three months ended September 30, 2008, an increase of $440,178. This increase was due to entirely to increases in service fees and accounting. Stock compensation to consultants was $85,000 and $144,400 for the three months ended September 30, 2009 and 2008, respectively. Occupancy was $0 and $31,916 for the three months ended September 30, 2009 and 2008, respectively. Telecommunications was $12,574 and $21,251 for the three months ended September 30, 2009 and 2008, respectively, as we restructured to a lower cost system in 2009. Service fees were $504,998 and $75,107 for the three months ended September 30, 2009 and 2008, respectively, as we incurred fundraising expense. Accounting increased to $110,910 for the three months ended September 30, 2009 from $11,550 for the three months ended September 30, 2008 due to filing our 2008 10-K, our 10-Q for the three months ended March 31, 2009 and our 10-Q for the three months ended June 30, 2009 all in the period. Travel, marketing, insurance and legal were $504, $821, $28,259 and $137,872 in the three months ended September 30, 2009 compared with $2,556, $22,135, $33,512 and $68,771 in the three months ended September 30, 2008 due to ongoing cost control efforts. Miscellaneous general and administrative expenses were $9,341 and $38,903 for the three months ended September 30, 2009 and 2008, respectively, with higher extension fees on outstanding notes in 2008.

          Depreciation and amortization expense. For the three months ended September 30, 2009 and 2008, we recorded depreciation expense of $10,897 and $14,343, respectively. Depreciation expense for the three and nine months ended September 30, 2009 is lower due to the disposal of some assets at December 31, 2008.

          Interest income (expense). We recorded interest income, interest expense and interest expense – related parties of $0, ($57,094) and ($28,311) for the three months ended September 30, 2009, respectively, compared to interest income, interest expense and interest expense – related parties of $0, ($36,906) and ($43,594), respectively, for the three months ended September 30, 2008. We incurred decreased interest expense for the three months ended September 30, 2009 as a result of conversion of related party and some third party investor notes to stock during the three months ended September 30, 2009.

          Amortization of deferred debt discount. Amortization expense of $43,875 and $114,208 was incurred for the three months ended September 30, 2009 and 2008, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable. Amortization expense decreased due to certain debt discounts having been fully amortized prior to the three month period ended September 30, 2009.

          Loss on derivative liability. We recorded a loss on derivative liability of $2,002,206 and $63,201 for the three months ended September 30, 2009 and 2008, respectively, for the revaluation of certain derivatives at September 30, 2009 and 2008. More such derivatives existed during the three months ended September 30, 2009.

          Other expense. During the three months ended September 30, 2009, $2,855,985 of loss on conversion and extinguishment of debt was incurred as we eliminated liabilities from our balance sheet.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

          Revenues totaled $56,517 and $148,140 for the nine months ended September 30, 2009 and 2008, respectively. We earned revenue during the nine months ended June 30, 2009 and 2008 from contingency fee income, based on a percent of debt collected or fees per settlement at a lender and two banks that implemented our online system.

Costs and Expenses

          Payroll and related expenses. Payroll and related expenses amounted to $1,338,810 for the nine months ended September 30, 2009, as compared to $2,816,614 for the nine months ended September 30, 2008, a decrease of $1,477,804 or 52%. This decrease was due to across the board further headcount reductions from 2008 and fewer option grants in the nine months ended September 30, 2009. Salaries were $418,562 and $885,020 in the nine months ended September 30, 2009 and 2008, respectively. Employee benefits were $52,899 and $83,982 in the nine months ended September 30, 2009 and 2008, respectively, due to lower staffing levels and the suspension of the 401k match by the Company. Employee stock compensation expense was reduced to $857,850 in the nine months ended September 30, 2009 from $1,897,906 in the nine months ended September 30, 2008, as there were fewer grants in the 2009 period. Allocations were $0 and ($109,612), respectively, in the nine months ended September 30, 2009 and 2008 as all subsidiaries were closed in the 2009 period. Miscellaneous related expenses were $9,498 and $59,317 during the nine months ended September 30, 2009 and 2008.

          General and administrative expenses. General and administrative expenses amounted to $1,223,341 for the nine months ended September 30, 2009, as compared to $3,461,643 for the nine months ended September 30, 2008, a decrease of $2,238,302. This decrease was due to further expense reductions. Stock-based compensation for consultants was reduced by $2,082,700 to $115,000 from $2,197,700 for the nine months ended September 30, 2009 and 2008, respectively. Occupancy was ($237,392) and $96,724 for the nine months ended September 30, 2009 and 2008, respectively. The credit in 2009 was the reversal of the accrual made on eviction from our offices upon settlement and discharge of the lease on our former corporate office. Telecommunications was $55,322 and $60,833 for the nine months ended September 30, 2009 and 2008, respectively, as we restructured our service in 2009 to lower costs. Service fees were $797,270 and $480,045 for the nine months ended September 30, 2009 and 2008, respectively, due to higher fundraising costs. Accounting was reduced to $159,910 for the nine months ended September 30, 2009 from $171,200 for the nine months ended September 30, 2008 due to the switch in accounting firms. Travel, marketing, insurance and legal were $4,513, $2,966, $69,595 and $180,328 in the nine months ended September 30, 2009 compared with $58,095, $65,680, $151,766 and $215,339 in the nine months ended September 30, 2008 due to ongoing cost control efforts. Allocations were $0 and ($116,969) in the nine months ended September 30, 2009 and 2008, respectively, as all subsidiaries had been closed by 2009. Miscellaneous general and administrative expenses were $75,830 and $141,231 for the nine months ended September 30, 2009 and 2008, respectively, due to cost savings efforts in 2009.

          Depreciation and amortization expense. For the nine months ended September 30, 2009 and 2008, we recorded depreciation expense of $35,406 and $43,313, respectively. Depreciation expense for the nine months ended September 30, 2009 declined due to the retirement of some assets that were in service during the nine months ended September 30, 2008.

          Interest income (expense). We recorded interest income, interest expense and interest expense – related parties of $0, ($164,763) and ($99,935) for the nine months ended September 30, 2009, respectively, compared to interest income, interest expense and interest expense – related parties of $190, ($104,509) and ($99,692), respectively, for the nine months ended September 30, 2008. We incurred increased interest expense for the nine months ended September 30, 2009 as a result of carrying higher levels of borrowings on our lines of credit, convertible debentures, investor notes and bank loans and, in certain instances, higher interest rates.

          Amortization of deferred debt discount. Amortization expense of $265,137 and $661,663 was incurred for the nine months ended September 30, 2009 and 2008, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable. Amortization expense decreased due to certain debt discounts having been fully amortized prior to the nine month period ended September 30, 2009.

          Loss on derivative liability. We recorded a loss on derivative liability of $2,823,873 and $63,201 for the nine months ended September 30, 2009 and 2008, respectively, for the revaluation of certain derivatives at September 30, 2009 and 2008.

          Other expense. During the three months ended September 30, 2009, $2,855,985 of loss on conversion and extinguishment of debt was incurred as we eliminated liabilities from our balance sheet.

Liquidity and Capital Resources

          As of September 30, 2009, from continuing operations, we had a working capital deficiency in the amount of $7,990,114 from continuing operations and cash and cash equivalents totaling $948. We incurred a net loss of $8,750,733 from continuing operations for the nine months ended September 30, 2009. Net cash used in operating activities from continuing operations was $675,364 for the nine months ended September 30, 2009. Cash flow provided by financing activities from continuing operations was $661,959 for the nine months ended September 30, 2009. Cash of $1,097 was used by the discontinued operations of our former subsidiary First Performance during the nine months ended September 30, 2009. As of December 31, 2008, from continuing operations we had a working capital deficiency in the amount of $6,371,269 and cash and cash equivalents totaling $32,551. We incurred a net loss of $7,712,170 from continuing operations for the year ended December 31, 2008. Net cash used in operating and investing activities for continuing operations was $886,046 and $835,951, respectively for the year ended December 31, 2008. Cash flow provided by financing activities for continuing operations was $1,754,548 for the year ended December 31, 2008. Cash of $1,301 was provided by the discontinued operations of our former subsidiary First Performance during 2008. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

          The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company has historically satisfied its capital needs primarily from the sale of debt and equity securities. Management of the Company is continuing its efforts to secure additional funds through debt and/or equity instruments. We have also settled some of our liabilities through issuances of our common stock, and we expect to settle additional liabilities through discounted lump sum payments. Management believes that it will be successful in obtaining additional financing and settling our liabilities; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. In the alternative, the Company may have to seek protection from its creditors in bankruptcy. There can be no assurance that efforts to raise adequate capital will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          On October 7, 2009, an unaffiliated investor loaned the Company $50,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 500,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On October 7, 2009, an unaffiliated investor loaned the Company an additional $100,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On October 8, 2009, an unaffiliated investor loaned the Company $25,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 250,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On October 9, 2009, an unaffiliated investor loaned the Company $29,500 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 295,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On October 12, 2009, an unaffiliated investor loaned the Company $25,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 250,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

          On October 16, 2009, an unaffiliated investor loaned the Company $25,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 250,000 warrants to purchase the common stock of the Company at an exercise price of $1.00 per share. The exercise period of the warrant is five years.

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

          Stock-based compensation

          The Company accounts for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) . Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total stock-based compensation expense for the three months ended September 30, 2009 and 2008 amounted to $925,000 and $502,326, respectively. Total stock-based compensation expense for the nine months ended September 30, 2009 and 2008 amounted to $1,266,414 and $4,095,606, respectively. As of September 30, 2009, there was no unrecognized compensation cost.

          The Company accounts for the expected life of share options in accordance with the “simplified” method provisions ASC 718-10.

Recent Accounting Pronouncements

          The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively

Statement Relating to Forward-Looking Statements

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

Internal Control over Financial Reporting

          The Company’s independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our Interim Chief Executive Officer, President and Chief Financial Officer. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

          Management believes that its financial statements for the three and nine months ended September 30, 2009 and 2008, fairly present, in all material respects, its financial condition and results of operations. During the three and nine months ended September 30, 2009, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient funds check received from an investor on May 22, 2009. Our attorneys are reviewing the matter. The entire amount in dispute is in the accounts payable of the Company.

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

          On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of September 30, 2009. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended September 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $6,378 and $9,567, respectively, and during the nine months ended September 30, 2009 and 2008 amortization was $25,511 and $22,322, respectively. As of September 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

          On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 3.25%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008. The note was subsequently extended to January 1, 2010 and is outstanding as of September 30, 2009. The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a director of the Company.

          On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended September 30, 2009 and 2008, the Company recorded amortization of the debt discount related to this note of $6,317, and during the nine months ended September 30, 2009 and 2008 amortization was $18,950. As of September 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

          On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a “cashless” exercise feature. The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $73,425 and 88, 110, with the discount being fully amortized at September 30, 2008 due to the note being in default. This note is guaranteed by Mr. Burchetta. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses. As of September 30, 2009, this note has matured and is still outstanding. The Company is in discussions with the lender.

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

Item 6. Exhibits and Filings on Form 8-K

31.1     Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2     Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1     Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

Filing on Form 8-K dated July 20, 2009

Filing on Form 8-K dated August 19, 2009

Filing on Form 8-K dated October 8, 2009

Filing on Form 8-K dated October 21, 2009

Filing on Form 8-K dated October 30, 2009

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2009
DEBT RESOLVE, INC.

	By:	/s/ David M. Rainey

DAVID M. RAINEY
Interim Chief Executive Officer, President and Chief Financial Officer
(Principal executive and financial and accounting officer)