Form 10-K
period 2009-12-31
DEBT RESOLVE INC
filed 2010-04-15
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

           (914) 949-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange

Title of Each Class

on Which Registered

Common Stock, par value $.001 per share

Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [   ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [    ]

Accelerated filer  [    ]

Non-accelerated filer  [    ]

Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Act).  Yes  [   ]   No [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $720,777, based on a closing price of $0.09 per share on June 30, 2009, as quoted on the Pink Sheets.

As of April 12, 2010, 43,502,575 shares of the issuer’s Common Stock were issued and outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by federal securities laws, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.  Readers are urged to carefully review and consider the various disclosures made in this report, including under Item 1.A. Risk Factors, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

Debt Resolve, Inc. (“we,” “our,” “us,” the “Company” and similar phrases refer to Debt Resolve, Inc.) is a Delaware corporation formed on April 21, 1997.  We provide a patented software solution to consumer lenders based on our proprietary DebtResolve® system.  Our Internet-based bidding system facilitates the settlement and collection of defaulted consumer debt via the Internet.  Our existing and target creditor clients include banks and other credit originators, credit card issuers and third-party collection agencies and collection law firms, as well as assignees and buyers of charged-off consumer debt.  We also recently implemented our first client in the retail sector.  We believe that our system, which uses a client-branded user-friendly web interface, provides our clients with a less intrusive, less expensive, more secure and more efficient way of pursuing delinquent debts than traditional labor-intensive methods.

Our DebtResolve system brings creditors or parties who service their credit and consumer debtors together to resolve defaulted consumer debt online through a series of steps.  The process is initiated when one of our creditor or servicer clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts.  The client then invites its consumer debtor to visit a client-branded website, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the defaulted debt through our DebtResolve system. Through our hosted website, the debtor is allowed to make three or four offers, or select other options to resolve or settle the obligation.  If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s account.  The entire resolution process is accomplished online.

We completed development and commenced commercial use of our software solution in 2004.  We currently have a written contract in place with two banks, a collection law firm and a retailer.  The loss of any of these contracts would have a material adverse impact on our business.

On January 19, 2007, we acquired First Performance Corporation and its subsidiary, First Performance Recovery Corporation, both privately-owned debt collection agencies with approximately 100 collectors, revenues of $6 million for the year ended December 31, 2006, and offices in Florida and Nevada, which we operated as a wholly-owned subsidiary.  We spent much of 2007 and the beginning of 2008 restructuring this business (after losing a few key clients) to improve profitability by reducing costs and declining business that had contributed to prior losses at First Performance, while securing new clients with better profitability prospects.  In June 2007, we consolidated all business activities of First Performance Corporation and First Performance Recovery Corporation

into our Nevada facility and transacted all business through First Performance Recovery.  In addition, we believed that the agency would serve as a test lab to develop “best practices” for the integration of our DebtResolve system into the accounts receivable management environment.  On June 30, 2008, First Performance Recovery was closed as we decided to refocus entirely on our core internet business and to mitigate ongoing losses from First Performance.  The corporate charter of First Performance Corp. was legally revoked on August 1, 2009, and the results of First Performance and First Performance Recovery have been de-consolidated from our results as of this date.

Corporate Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp.  In 2000, we filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission, or SEC, and became a reporting, non-trading public company.  Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations.  On February 24, 2003, James D. Burchetta and Charles S. Brofman, directors of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares.  We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris.  Our board of directors was then reconstituted, and we began our current business and product development.  On May 7, 2003, following approvals by our board of directors an d holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and to increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares.  On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares.  On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to effect a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares.  On November 6, 2006, we completed an initial public offering which, in conjunction with the convers ion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696.  Subsequent common stock grants, option exercises, the acquisition of First Performance, warrant grants conversions of notes, interest, payroll and accounts payable and private placements to accredited investors have brought us to our current number of outstanding shares of common stock.  Our principal executive offices are located at 150 White Plains Road, Suite 108, Tarrytown, New York 10591, and our telephone number is (914) 949-5500.  Our website is located at http://www.debtresolve.com.  Information contained in our website is not part of this report.

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

The DebtResolve™ System

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

One year later, on June 30, 2008, we decided to close First Performance to refocus on our core internet business and to mitigate continuing losses at First Performance.  At that time, we took a charge for the disposal of the remaining fixed assets of $87,402 and expensed the remaining value of the intangible assets in accordance with SFAS 142 with a charge of $176,545.  The corporate charter of First Performance was legally revoked on August 1, 2009, and we have de-consolidated the results of First Performance as of that date.

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $2.4 trillion in December 2009, a compound annual growth rate of 8% for the period.  In parallel, the accounts receivables management (ARM) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

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

Our Business Growth Strategy

Our goal is to become a significant player in the ARM industry by making our DebtResolve system a key collection tool at all stages of delinquency across all categories of consumer debt.  The key elements of our business growth strategy are to:

•

Accelerate our marketing efforts and extend target markets for the Internet product.  Initially, we have marketed our DebtResolve system to credit issuers, their collection agencies and collection law firms and the buyers of their defaulted debt in the United States, Canada and the United Kingdom.  We also entered the auto collections vertical in 2007 with the addition of several clients in this area.  In 2010 we implemented our first client in the retail sector.  As of December 31, 2009, we were actively targeting new market segments like healthcare companies, and new geographic markets, like Asia and other international markets.  Other markets in the United States may include student loan debt, utilities and Internet/payday lending.

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

•

Grow our client base.  As of December 31, 2009, we had 4 clients.  Our clients consist of credit issuers (including banks).  With our suite of online products, we believe we can expand our client base by offering a broader range of services.  We believe that our clients can benefit from our patented, cost-effective technology and other services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

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

Sales and Marketing

The DebtResolve System

Our current sales efforts for our core business is focused on United States consumer credit issuers, collection agencies and collection law firms, the buyers of defaulted consumer debt and healthcare entities.  Our primary targets are the major companies in each of these segments: credit card issuers, auto loan grantors, telecoms, and utilities as well as the most significant outside collection agencies or collection law firms, purchasers of charged-off debt, hospitals and large provider groups.

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

The term of the license agreement extends until the expiration of the last-to-expire patents licensed hereunder (now 4 patents) and is not terminable by Messrs. Burchetta and Brofman, the licensors.  The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman.  The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm’s-length transaction between Messrs. Burchetta and Brofman, on the one hand, and our independent directors, on the other hand.

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

Apollo Enterprise Solutions, LLC is a company with a primary investor/CEO whose additional funding has come from private sources.  Apollo has a mixed team of employees/consultants who are located at their facility in Irvine, CA or are geographically dispersed.  Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom, as well as healthcare providers.  In 2005 through 2008, we believe Apollo spent more than their competitors on advertising and trade show sponsorships.  Their sales strategy has been to be the lowest-cost provider.  In terms of product positioning, Apollo emphasizes their technology – especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy.  Overall, Apollo has a feature set similar to our Debt Resolve system – including the rules engine – and appeared to replicate our proprietary blind bidding system.  In January 2007, we filed a patent infringement law suit against Apollo.  On November 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit.  The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents:  Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method.  The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.  Apollo has very long implementation periods with its clients.

Online Resources Corp. is an established, publicly-traded company whose primary businesses are online banking and online payments.  Their online collections product was built by Incurrent Solutions, Inc., a company that Online Resources acquired in late 2004.  Incurrent had a small base of credit card issuers as clients of their self-service website product line.  Their online collections product has been initially sold to large U.S. card issuers (top 25) but Online Resources has begun sales efforts to agencies.  Online Resources has documented results from a top card issuer, but their product is not as complete as either Apollo’s or ours.  However, their recent partnering with Intelligent Results to provide rules engine technology shows that Online Resources is addressing product deficiencies.  From a sales and marketing perspective, they have benefited from being a stable, relatively large-sized company.  Online Resources has been able to reap some advantages from the integration of online bill payment capabilities with their online collections.

The DebtResolve system has a client tool that makes setting up treatment programs as flexible as those offered by Apollo and Online Resources, but we believe is especially easy for our clients to use.  Its implementation time is guaranteed at 30-days maximum, and we have a track record that supports this claim.  Our DebtResolve system does not have an in-house payment processing system.  Instead, we partner with a major payment processing provider to offer competitive rates on this service.  Many potential clients already have a processing system, and we can provide an interface to that system.  In addition, although Apollo plays up its ability to handle real-time credit scores as a key differentiator, we have not found any evidence that this is a requirement in the industry.  However, we believe that matching that feature, if it becomes an issue, is a fairly straightforward process.

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

Employees

As of the date of this report, we have 5 employees in total, of which 4 are full-time employees.  Our employees are based at our corporate headquarters in Tarrytown, New York and our office in Newport Beach, California.  None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

For the years ended December 31, 2009 and 2008, we had inadequate revenues and incurred net losses from continuing operations of $13,115,424 and $7,358,702, respectively.  Cash used in operating activities for continuing operations was $956,740 and $3,582,047 for the years ended December 31, 2009 and 2008, respectively.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to December 31, 2009, the Company has secured additional financing from eight parties in the aggregate amount of $452,500 net of undeposited funds.

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

We have experienced significant and continuing losses from operations.  In fiscal years 2008 and 2009, we have incurred total net losses from continuing operations for these two years of $20,474,126.  If such losses continue, we may not be able to continue our operations.

We incurred a net loss from continuing operations of $13,115,424 for the year ended December 31, 2009 and $7,358,702 for the year ended December 31, 2008.  From February 2003 to date, our operations have been funded almost entirely through the proceeds that we have received from the issuance of our common stock in private placements, the issuance of our 7% convertible promissory notes in two private financings in 2005, the issuance of convertible and non-convertible notes in a private financing in June 2006, the issuance of our common stock at our initial public offering, from a private financing in 2007 and various individual private placements and shareholder loans in 2007, 2008 and 2009.  If we continue to experience losses, we may not be able to continue our operations or may have to declare bankruptcy.

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

As of December 2009, Messrs. Burchetta and Brofman own approximately 29% of our outstanding shares of common stock.  They have controlled our company since its inception.  Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us.  They will not be entitled receive any stock options for other debt collection activities such as off-line settlements.  Messrs. Burchetta and Brofman have substantial influence for selecting the business direction we take, the products and services we may develop and the mix of businesses we may pursue.  The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

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

Risks Related to our Common Stock

Our stock is thinly traded.

The daily volume in our stock varies widely and is limited at times.  At this time, it is not possible to liquidate a significant position in a relatively short time period.  In addition, because we are not traded on a national exchange, there are additional restrictions on the purchase or sale of our common stock.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

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

We currently share office space with a business partner at 150 White Plains Rd., Suite 108, Tarrytown, NY 10591 under a partnership agreement.  We cross-market each others services, and we get some office space for our use.  In July 2009, we verbally modified the agreement to allow us to take additional space for a rent payment of $1,000 per month.

In conjunction with the acquisition of First Performance Corporation and its subsidiary, First Performance Recovery Corporation, we assumed responsibility for the existing First Performance leases in Nevada and Florida.  The Nevada facility consists of 13,708 square feet at 600 Pilot Road, Las Vegas, Nevada 89119.  We lease this space for $19,225 per month under a non-cancelable lease through July 31, 2014.  The Florida facility consisted of 12,415 square feet at 4901 N.W. 17th Way, Suite 201, Ft. Lauderdale, Florida 33309.   We leased this space for $22,481 per month (less a $5,000 abatement in effect in early 2007) under a non-cancelable lease through January 31, 2009.  However, on May 31, 2007, we ceased operations in Florida and relinquished the space on June 30, 2007.  An agreement was reached with the landlord to permit cancellation of the lease for payment of three months rent.  We completed these payments on September 30, 2007.  First Performance subsequently closed on June 30, 2008 and vacated the Nevada space shortly thereafter.  The Nevada landlord has filed suit seeking the balance of the rent due to the end of the lease from First Performance, which is a total liability of almost $1.4 million.  This liability was accrued at June 30, 2008.  Debt Resolve is not a party to the lease or the suit.  As of August 1, 2009, the corporate charter of First Performance was revoked, and it no longer legally exists.

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

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,545.69 plus interest for consulting services rendered to us.  On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,545.69 plus $2,538.54 in interest and $651.00 in costs, or a total of $27,735.23.  A restraining order was served on our bank account for the amount of the judgment.  On March 10, 2009, a total of $12,839.44 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,895.79.  The full amount still outstanding is included in the Company’s accounts payable. Computer Task Group still has a hold on one of our bank accounts.

On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383.21 plus interest for services allegedly rendered to us.  The complaint was answered on February 23, 2009 raising various affirmative defenses.  The action is currently in the discovery phase.  The full amount in dispute is included in the Company’s accounts payable.  On April 8, 2010, this lawsuit was settled for the payment of $28,000, and final settlement paperwork is pending.

On October 9, 2009, PR Newswire Association secured a default judgment in Hudson County New Jersey Special Civil Court against the Company for unpaid bills in the amount of $7,470.  This balance is in the accounts payable of the Company.

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009.  An answer was filed by the Company on December 20, 2009.  On February 22, 2010, a motion for summary judgment was filed with the court by Patriot.  An amended motion of summary judgment was filed on March 1, 2010 by Patriot.  As of December 31, 2009, the unpaid amount remaining on the overdraft was $62,727.  The Company is making monthly payments to reduce the overdraft through an allocated portion of its revenue.  The entire amount in dispute is on the balance sheet of the Company under Bank Overdrafts.

Lawsuits from landlords

On May 7, 2008, we received a three-day demand for rent due in the amount of $72,932.30 for the period December 1, 2007 through May 1, 2008.  On May 20, 2008, a petition for hearing was filed in the White Plains New York City Court, County of Westchester demanding payment of $88,497.45.  On May 27, 2008, we signed a stipulation of settlement in the amount of $88,747.45 including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008.  On June 11, 2008, we signed an amended stipulation of settlement in the amount of $100,999.92, with a payment of $56,626.20 due on June 20, 2008 and a payment of $44,373.72 due on June 30, 2008.  On July 16, 2008, we received a five day notice to pay the agreed payments or face eviction.  On October 1, 2008, we were evicted from our leased premises.  On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,345.50 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment.  On December 16, 2008, a restraining order was served on our bank account for the amount of the judgment.  On March 12, 2009, we signed a new stipulation of settlement settling the matter upon completion of three events.  First, we immediately forfeited our security deposit of $79,799.53 plus interest.  Second, we must make an additional payment of $50,000 by April 15, 2009.  Third, we must then remove all of our furniture by April 22, 2009.  An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000.  We must then remove the furniture within seven days of making the payment.  If all three conditions are met, the parties fully release each other from any further claims.  If all three of these conditions are not met, judgment is entered for $135,356.38, the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $100,999.92 for the period December 1, 2007 to June 1, 2008.  At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet.  On May 18, 2009, the Company paid the required $60,000 payment.  The Company subsequently removed its furniture from the premises.  On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled.  The accrual was reversed in the second quarter reflecting the settlement.

On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,916.72 for unpaid rent due as of January 31, 2009.  First Performance had vacated the premises as of June 30, 2008 with the closing of its business.  Debt Resolve has been dismissed from the suit at this time, as it was not a signatory to the lease or guarantor of the lease.  The case continues against First Performance Corp. and its former owners, with an answer due by First Performance shortly.  The full amount in dispute is included in the accrued expenses of First Performance.  The guarantor on the lease filed a cross-claim against Debt Resolve and First Performance under the lease.  The guarantor won summary judgment discharging its guarantee, and the cross-claim against Debt Resolve and First Performance was vacated at that time.  The corporate charter of First Performance was revoked on August 1, 2009.  There is no further action with regard to First Performance expected on this matter, and Debt Resolve has been fully dismissed from this action.

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

ITEM 4.  Reserved

PART II.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol DRSV.OB.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the American Stock Exchange (through October 1, 2008), on the Over-the-Counter Bulletin Board from October 2, 2008 through May 15, 2009 and from December 30, 2009 to present, and the Over-the-Counter Pink Sheets from May 16, 2009 through December 29, 2009:

Quarter	Year ended December 31,
	2009		2008
	High	Low	High	Low
First	$ 0.05	$ 0.002	$ 2.38	$ 0.77
Second	$ 0.51	$ 0.01	$ 2.55	$ 0.86
Third	$ 0.51	$ 0.082	$ 1.40	$ 0.20
Fourth	$ 0.28	$ 0.05	$ 0.35	$ 0.01

For the period from January 1, 2010 to April 12, 2010, the high and low closing prices for our common stock were $0.50 and $0.10, respectively.

As of March 31, 2010, there were approximately 1,000 record holders of our common stock.  We believe that a significant number of beneficial owners of our common stock hold shares in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

From June 1 to December 31, 2009, convertible debentures were issued to twenty accredited investors for cash proceeds of $984,959.  The debentures carry a 14% interest rate and have a three year term, maturing between June and December, 2012.  Interest accrues to and is payable at maturity.  The investor has the option to convert either principal or interest due at a fixed conversion price of $0.15 per share.  Warrants to purchase 9,849,590 of common stock of the Company were issued to the investors with a five-year exercise period and an exercise price of $1.00 per share.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2009.

ITEM  6.  Selected Financial Data

Not applicable.

ITEM  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve™ system, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia.  We intend to market our service to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online.  We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system, from flat fees per settlement achieved, from flat fees per account placed or a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month.  For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Most contracts currently in process include provisions for set up fees and base revenue on a flat monthly fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well.  In addition, with respect to our DR Prevent ™ module expected to be completed in 2010, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods.  We expect to launch a new application, DR Collect, which will target collection agencies and collection law firms on a flat monthly fee basis in the next two months.  As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

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

Revenue streams associated with this business included contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.  On June 30, 2008, we closed the remaining operations of First Performance in order to focus on our core internet business and to mitigate the continuing losses from First Performance.  At that time, we took charges for the disposal of the remaining fixed assets of $87,402 and for the impairment of the remaining intangible assets of $176,545.  The results of operations for First Performance have been treated as discontinued operations in the financial statements for the years ending December 31, 2008 and 2007.  On August 1, 2009, the state of Nevada revoked the corporation charter of First Performance Corp.  As a result, First Performance Corp. was de-incorporated and is no longer included in our financial statements as of that date.  The net remaining liabilities were credited to Additional Paid-in Capital on the revocation date.  The wholly-owned subsidiary of First Performance Corp. called First Performance Recovery Corp. was legally dissolved by its Board on March 3, 2010.

For the years ending December 31, 2009 and 2008, we had inadequate revenues and incurred a net loss of $13,115,424 and $7,358,702, respectively, from continuing operations.  Cash used in operating and investing activities of continuing operations was $956,740 and $0, respectively for the year ended December 31, 2009.  Cash used in operating and investing activities of continuing operations was $3,582,047 and $835,951, respectively for the year ended December 31, 2008.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to December 31, 2009, the Company has secured additional financing from eight parties in the  aggregate amount of $452,500 net of undeposited funds.

Results of Continuing Operations

Year ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues totaled $74,045 and $165,969 for the years ended December 31, 2009 and 2008, respectively.  We earned revenue during the year ended December 31, 2009 as a percent of debt collected at two banks that implemented our online system.  Of the revenue earned during the year ended December 31, 2008, we earned contingency fee income, based on a percentage of the amount of debt collected, from accounts placed on our online system or as a flat monthly settlement fees or a flat monthly fee with some clients.  The lower revenue in 2009 was due to the loss of one larger client.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses totaled $1,449,976 for the year ended December 31, 2009, a decrease of $1,580,530 over payroll and related expenses of $3,030,506 for the year ended December 31, 2008.  This decrease was due to continued cost reductions.  The reduction occurred primarily in salary expense and stock compensation expenses.  Salaries were reduced to $502,312 for the year ended December 31, 2009 from $1,047,747 for the year ended December 31, 2008, a decrease of $545,434 or 52%.  Stock-based compensation expense to employees was $857,850 for the year ended December 31, 2009, a decrease of $1,069,181 from expense of $1,927,031 for the year ended December 31, 2008.  In addition, the staffing decrease related to the reduction in headcount and the accrual rather than payment of many payrolls resulted in payroll tax expense of $15,610 for the year ended December 31, 2009, a decrease of $29,693 over payroll tax expense of $45,303 for the year ended December 31, 2008.  We also experienced a decrease in health insurance expense to $73,447 for the year ended December 31, 2009 from $93,806 in the year ended December 31, 2008, a decrease of $20,359 due to headcount reductions.  Severance expense was $0 and $2,083 for the years ended December 31, 2009 and 2008, respectively.  Other miscellaneous salary related expenses were $756 in payroll expenses for the year ended December 31, 2009 as compared with ($85,464) for the year ended December 31, 2008, due to the elimination of salary allocations on the closure of First Performance on June 30, 2008.

General and administrative expenses.  General and administrative expenses for the internet business (Debt Resolve) amounted to $5,148,336 for the year ended December 31, 2009, as compared to $4,041,671 for the year ended December 31, 2008, an increase of $1,106,665 primarily due to the issuance of stock for our 2009 balance sheet restructuring.  For most items, cost control measures implemented between July 1, 2007 and October 1, 2008 reduced expenses.  The expense for stock based compensation for warrants and stock options granted to consultants for the year ended December 31, 2009 was $754,998, as compared with stock based compensation in the amount of $2,200,833 for the year ended December 31, 2008 due to fewer options granted to consultants in lieu of cash payment during 2009.  Also, for the year ended December 31, 2009, service and consulting fees totaled $3,818,362, as compared with $621,461 in service and consulting fees for the year ended December 31, 2008, primarily related to $3,190,177 in costs related to converting legacy liabilities to stock, a process which removed over $4 million from our current liabilities.  Legal fees increased by $27,236 to $227,868 for the year ended December 31, 2009 from $200,632 for the year ended December 31, 2008, primarily due to the retention of specialized counsel to assist in the balance sheet restructuring.  The expenses for occupancy, telecommunications, travel and office supplies in the year ended December 31, 2009 were ($231,392), $84,547, $9,827 and $2,248, respectively, as compared with expenses of $333,780, $79,343, $60,437 and $10,539 for occupancy, telecommunications, travel and office supplies, respectively, for the year ended December 31, 2008, all reductions due to the closure of our old corporate office and cessation of travel due to very limited cash availability in 2009.  Occupancy increased in 2008 due to the accrual of $227,787 for the balance of the lease at our old office after we moved out.  This accrual was reversed in 2009 upon settlement and discharge of the lease obligation.  Marketing expenses decreased by $111,556 to $26,851 during the year ended December 31, 2009 from $138,407 for the year ended December 31, 2008, primarily due to limited cash availability.  Other general operating costs for the year ended December 31, 2009, including insurance and accounting expenses, amounted to $455,028, as compared with $396,238 for the year ended December 31, 2008, primarily due to the elimination of cost allocations after 2008 due to the closure of First Performance.

Depreciation and amortization expense.  For the years ended December 31, 2009 and 2008, we recorded depreciation expense of $46,302 and $57,610, respectively, due to the disposal of some fixed assets upon the closure of our former corporate office.

Interest expense.  We recorded interest expense, net of interest income, of $338,199 from continuing operations for the year ended December 31, 2009, compared to net interest expense of $299,207 for the year ended December 31, 2008 due to the issuance of debt to fund operations in 2008 and 2009.  Interest expense for the years ended December 31, 2009 and 2008 includes interest on our related party lines of credit, short term notes, and convertible debentures.

Amortization of deferred debt discount.  Amortization expense of $430,657 and $928,283 was incurred for the years ended December 31, 2009 and 2008, respectively, for the amortization of the beneficial conversion feature and deferred debt discount of our lines of credit and note offerings.

Gain (loss) on derivative liability.  We recorded a loss of $5,775,998 for derivative liability on our convertible notes, warrants and non-employee options during the year ended December 31, 2009.  We recorded a gain of $851,348 for derivative liability on convertible notes during the year ended December 31, 2008.  The loss in 2009 in derivative liability was due to our rising stock price during 2009.

Loss on disposal of fixed assets.  We recorded a charge of $15,576 for the disposal of fixed assets when we vacated our old office during the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficiency in the amount of $4,229,322, on continuing operations and cash totaling $0.  We incurred a net loss of $13,115,424 for continuing operations for the year ended December 31, 2009.  Net cash used in operating and investing activities for continuing operations was $956,740 and $0, respectively for the year ended December 31, 2009.  Cash flow provided by financing activities for continuing operations was $942,358 for the year ended December 31, 2009.  Cash of $18,169 was used by the discontinued operations of our former subsidiary First Performance during 2009.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to December 31, 2009, the Company has secured additional financing from eight investors in the amount of $452,500, net of undeposited funds.

Throughout the year ended December 31, 2008, we reduced overhead and extended payables.

Discontinued Operations

  On June 30, 2008, we reclassified the results of First Performance Corporation and its wholly-owned subsidiary, First Performance Recovery Corp., as discontinued operations.  We purchased First Performance on January 19, 2007.  First Performance had revenue of $300,742 for the year ended December 31, 2008.  It also had payroll and related expenses of $603,924 for the year ended December 31, 2008.  General and administrative expenses were $743,327 for the year ended December 31, 2008.  On June 30, 2008, First Performance booked a charge of $1,364,458 for the balance of all payments due under the lease for the Las Vegas, NV facility, which was closed on that date and vacated.  First Performance had disposal of fixed asset charges of $87,402 for the year ended December 31, 2008 for the closure in 2008 of the Las Vegas office.  In accordance with SFAS 142, First Performance booked charges of $176,545 for the impairment of intangibles and goodwill during 2008, as clients were lost and facilities were closed down.  First Performance had charges for amortization of intangibles of $32,304 during the year ended December 31, 2008.  First Performance also had depreciation of $38,235 in the year ended December 31, 2008.  Finally, First Performance had interest expense of $9,236 for the year ended December 31, 2008.  On August 1, 2009, the state of Nevada revoked the corporation charter of First Performance Corp., which formally dissolved it.  As a result, the results of First Performance are no longer included in our reports as of that date.  Subsequently, the Board of First Performance Recovery Corp., the wholly-owned subsidiary of First Performance Corp., voted to dissolve First Performance Recovery as of March 3, 2010.  The difference between the net assets and net liabilities of First Performance Corp. and First Performance Recovery Corp. were booked to Additional Paid-in Capital of Debt Resolve as of August 1, 2009, the date of revocation (see Note 3 in the financial statements).

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009 and 2008.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

 Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of DRV Capital LLC, a wholly-owned subsidiary (“DRV Capital”), together with its wholly-owned subsidiary, EAR Capital, LLC (“EAR”).  The results of all subsidiaries, including DRV Capital and EAR are shown as discontinued operations in the financial statements.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported loss.

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services.  We have concentrations of credit risk as 100% of the balance of accounts receivable at December 31, 2009 consists of only two customers.  At December 31, 2009, accounts receivable from the two accounts amounted to approximately $8,753 (78%) and $2,500 (22%), respectively.  We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly.  Our management determines collectibility based on their experience and knowledge of the customers.

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of December 31, 2009 are accrued professional fees of $1,325,784.  We owed 12 vendors a total of $1,750,129 at December 31, 2009, each of whom was individually owed in excess of 10% of total Company assets.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2009, conversion-related derivatives and the warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions:  dividend yield of 0%; annual volatility of 402.31%; and risk free interest rate from 0.20% to 2.69%.  The derivatives are classified as long term liabilities.

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

On January 19, 2007, we completed the acquisition of First Performance, a collection agency, and its wholly-owned subsidiary First Performance Recovery Corporation.  In recognition of the principles expressed in SAB 104, that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, at this time we uniformly postpone recognition of all contingent revenue until the cash payment is received from the debtor.  At the time we remit recoveries collected to our clients, we accrue the portion of those fees that the client contractually owes or retain our fees and remit the net difference.  As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client.  For most current active clients, hese deliverables consist of the successful collection of past due debts.  First Performance was closed on June 30, 2008 and discontinued operations.

Stock-based Compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 – Revised.  We adopted the modified prospective transition method and therefore, did not restate prior periods’ results.  Total stock-based compensation expense related to these issuances and other stock-based grants for the year ended December 31, 2009 amounted to $1,235,350 and for the year ended December 31, 2008 amounted to $4,127,864.

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

Recently-issued Accounting Pronouncements

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”).  2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855.  This update is effective for annual or interim periods ending after June 15, 2010.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”).  2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements.  2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position.  This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed shares represent a compensatory arrangement.  2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position.  The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”).  2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.”  2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a:  subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.  Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.”  2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their effect on the computation of earnings per shares.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2009 are included as a separate section of this report beginning on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2009.  The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions.  As a result, our internal controls were not effective at December 31, 2009.

Evaluation of the company’s disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2007, our internal controls over financial reporting were materially impacted by our acquisition of First Performance, which took place on January 19, 2007.  First Performance is a collection agency which employs approximately 25 people.  The books and records of the acquired company were moved to our White Plains location, and the controller of First Performance currently works under the supervision of our Chief Financial Officer.  We are currently in the process of reviewing and formalizing controls in place over the preparation of First Performance’s financial statements, which have been consolidated and included in this report.  Based on review and assessment at December 31, 2009, our management believes that the design and operation of the consolidated company’s disclosure controls and procedures are not effective, as discussed above.

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of April 12, 2010:

Name	Age	Position
James D. Burchetta	60	Co-Chairman and Founder
James G. Brakke	67	Co-Chairman and Chief Executive Officer
William M. Mooney	70	Director
David M. Rainey	50	President, Chief Financial Officer, Secretary and Treasurer
Rene A. Samson	31	Vice President Technology

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

James G. Brakke has been a member of our board of directors since October 2009.  Mr. Brakke also became the Co-Chairman and Chief Executive Officer effective April 8, 2010.  Mr. Brakke is a Director of First Foundation Bank and Mission Hospital Foundation.  Mr. Brakke was Founder and President of Brakke-Schafnitz Insurance Brokers, a multi-line commercial brokerage and consulting firm he co-founded in 1971 and which manages in excess of $250 million of insurance premiums with both domestic and international insurers.  Mr. Brakke stepped down as President of Brakke-Schafnitz in 2009.  He is a former member of the board of advisors for Pepperdine University's Graziadio School of Business, Orange County Sheriffs and the Orange County YMCA and has served as director on the boards of Denticare, Pacific National Bank, Commercial Capital Bank, The Busch Firm, National Health Care Services and E-Funds.  He currently also serves as a board member of a number of for-profit and non-profit institutions including Keller Financial Group, Cal Spas and Maury Microwave.  Mr. Brakke is a graduate of Colorado State University with a Bachelor of Science in Business and Finance.

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

Key Employees

René A. Samson has been our Vice President of Technology since July 2009.  Mr. Samson has worked as a software developer for more than 8 years. He has experience working on projects for multinationals as well as startup companies.  Mr. Samson joined Debt Resolve as a senior software developer in 2005, and was an integral part of the team that developed the DebtResolve application.  As Vice President of Technology Mr. Samson is now responsible for the entire IT department of Debt Resolve.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board, subject to their contracts.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors.  Only William M. Mooney, Jr. is “independent” as defined by New York Stock Exchange rules.

During 2009, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve.  The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters.  The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to the form SB-2 registration statement filed with the SEC on September 30, 2005.

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

Committee Interlocks and Insider Participation

No member of our board of directors is employed by Debt Resolve or our subsidiaries, except for James G. Brakke, who became our Co-Chairman and Chief Executive Officer effective April 8, 2010.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2009.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2009:

Name and Principal Position	Year	Salary ($) (5)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta Co-Chairman of the Board and Founder(1)	2009 2008	-- 135,417	-- --	95,000 --	-- 322,000	-- --	-- --	-- --	95,000 457,417
Kenneth H. Montgomery Former Chief Executive Officer and Director (2)	2009 2008	112,500 196,875	-- --	95,000 40,000	-- 210,000	-- --	-- --	-- (4) 262,500	207,500 709,375
David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (3)	2008 2008	200,000 200,000	-- 50,000	-- --	190,000 579,984	-- --	-- --	-- --	390,000 829,984

________________

(1)

Mr. Burchetta is Co-Chairman and Founder effective April 8, 2010.  He was Chairman of the Board and Founder from February 2008 to April 2009.  Mr. Burchetta was our Co-Chairman and Chief Executive Officer from January 2003 to February 2008.

(2)

Mr. Montgomery joined our company and became our Chief Executive Officer in February 2008.  He became a Director in November 2008.  He left the Company effective July 1, 2009.

(3)

Mr. Rainey joined our company and became our Chief Financial Officer and Treasurer in May 2007.  He became Secretary in November 2007 and President in January 2008.  From July 2009 to April 2010, he served as Interim Chief Executive Officer.

(4)

Mr. Montgomery was issued 350,000 options to purchase the common stock of the Company at an exercise price of $1.00 with a seven year exercise period as consideration for funding the company $343,883 during 2008.  The options were valued at $262,500 and were expensed immediately.

(5)

Significant amounts of the executive salaries listed were accrued but not paid during 2009 and 2008 due to severe cash flow limitations.  Specifically, for Mr. Burchetta, $41,667 was paid and $93,750 was accrued in

2008.  Mr. Burchetta went off salary beginning July 16, 2008 and became a consultant.  For Mr. Montgomery, his entire salary of $112,500 was accrued for 2009.  In addition, $46,875 was paid in 2008 and $150,000 was accrued.  For Mr. Rainey, $133,333 was paid and $66,667 was accrued for 2009.  Also for Mr. Rainey, $116,667 was paid and $83,333 was accrued in 2008.  The accrued payrolls for Mssrs. Burchetta and Montgomery were paid by conversion to stock on August 27, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2009 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta Co-Chairman of the Board and Founder (1)	350,000	--	--	$1.25	2/8/2015	--	--	--	--
Kenneth H. Montgomery Former Chief Executive Officer and Director (2)	350,000 350,000	-- --	-- --	$0.80 $1.00	1/24/2015 7/15/2015	-- --	-- --	-- --	-- --
David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (3)	50,000 150,000 350,000 1,000,000	25,000 -- -- --	-- -- -- --	$1.50 $1.25 $1.40 $0.19	4/27/2014 2/8/2015 6/12/2015 8/7/2016	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --

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

(2)

Mr. Montgomery holds stock options to purchase 350,000 shares of our common stock, one half of which vest on January 24, 2008 and one half of which vest on July 24, 2008, all of which expire on January 24, 2015.  Mr. Montgomery also holds stock options to purchase 350,000 shares of our common stock, all of which vested immediately and which expire on July 15, 2015.

(3)

Mr. Rainey holds stock options to purchase 75,000 shares of our common stock, one third of which vest on April 27, 2008, one third of which vest on April 27. 2009 and one third of which vest on April 27, 2010, all of which expire on April 27, 2014.  Mr. Rainey also holds stock options to purchase 150,000 shares of our common stock, one third of which vest on February 8, 2008, one third of which vest on April 27, 2008 and on third of which vest on April 27, 2009, all of which expire on February 8, 2015.  Mr. Rainey also holds stock options to purchase 350,000 shares of our common stock, all of which vested immediately and expire on June 12, 2015.  Finally, Mr. Rainey holds stock options to purchase 1,000,000 shares of our common stock, all of which vested immediately and which expire on August 7, 2016.

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

We amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 we will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing.  Compensation expense under the agreement with Mr. Burchetta totaled $135,417 for the year ended December 31, 2008.

On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008 and became non-executive Co-Chairman on April 8, 2010.  One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits.  The Board affirmed the effectiveness of the agreement to January 13, 2013.  On September 28, 2009, the consulting agreement was amended to reduce the monthly compensation from $20,833 to $10,000 per month and to remove the clause granting the Chairman higher pay than the Chief Executive Officer.  Mr. Burchetta received 1,686,000 shares as compensation for the amendment of his consulting agreement.

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

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.  Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Company completes a financing of at least $1,000,000 in one transaction, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.  Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.  Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17, the prior day’s closing price. Mr. Brakke had previously received 250,000 shares upon joining the Board on October 28, 2009.

Each of the employment agreements with Mr. Burchetta, Mr. Brakke and Mr. Rainey also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property.  In addition, the contracts provide for a non-compete during the term of the executive’s severance.

Director Compensation

Non-employee Director Compensation.  Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings.  Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants.  During the year ended December 31, 2009, no options to purchase shares of stock were granted to the non-employee directors for their service on the Board.  On August 7, 2009, the three current and one just departing director received grants of 500,000 restricted shares each for their service on the Board.

Employee Director Compensation.  Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
James G. Brakke (1)	--	48,750	--	--	--	--	48,750
William M. Mooney, Jr. (2)	--	95,000	--	--	--	--	95,000
Charles S. Brofman (3)	--	95,000	--	--	--	--	95,000

(1)

Mr. Brakke joined the Board on October 29, 2009.  He received a grant of 250,000 restricted shares upon joining the Board.  Mr. Brakke became Co-Chairman and Chief Executive Officer on April 8, 2010.

(2)

Mr. Mooney serves as the sole member of the Audit, Compensation and Nominating Committees.  He received a grant of 500,000 shares of restricted stock for his service for 2009 along with Mssrs.  Brofman, Burchetta and Montgomery.

(3)

This table excludes stock options granted to Mr. Brofman pursuant to a licensing agreement with him and our other co-chairman.  Pursuant to that licensing agreement, we issued to Mr. Brofman, stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of April 12, 2010, by:

•

all of our directors and executive officers, individually,

•

all of our directors and executive officers, as a group, and

•

all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 76,716,445 fully diluted shares (as if all outstanding options and warrants were exercised) of our common stock outstanding as of April 12, 2009, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer and approximations of the outside large owner.  The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share.  Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 12, 2010 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights.  Two or more persons might count as beneficial owners of the same share.  Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 150 White Plains Road, Suite 108, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
James D. Burchetta	Co-Chairman of the Board and Founder	8,469,373	(1)	11.0%

Charles S. Brofman	Former Director and Co-Founder	6,209,899	(2)	8.1%

Douglas R. Denhart	Investor and consultant	5,315,000	(3)	6.9%

William H. Mooney	Director	5,255,855	(4)	6.9%

Kenneth H. Montgomery	Former Chief Executive Officer	4,415,264	(5)	5.8%

David M. Rainey	President, Chief Financial Officer, Treasurer, Secretary	2,858,419	(6)	3.7%

James G. Brakke	Co-Chairman and Chief Executive Officer	1,750,000	(7)	2.3%

All directors and executive officers and control persons as a group (7 persons)		34,273,810		44.7%

_________________

On August 7, 2009, the Board awarded restricted shares of 500,000 each to James Burchetta, Charles Brofman, William Mooney and Kenneth Montgomery for service to the Board during 2008 and 2009.  In addition, the Board awarded David Rainey 1,000,000 seven-year options at an exercise price of $0.19 upon becoming Interim CEO.

On April 8, 2010, the Board awarded James Brakke 1,500,000 seven-year options at an exercise price of $0.17 as part of his employment agreement to become Chief Executive Officer.  In addition, the Board awarded 1,000,000 seven-year options each to James Burchetta for becoming Co-Chairman with James Brakke, to William Mooney for Board service and to David Rainey for his service as Interim CEO upon the election of James Brakke as CEO.

All of these grants are reflected in the number above.

(1)

Includes stock options to purchase 2,108,717 shares of common stock.

(2)

Includes stock options to purchase 1,108,717 shares of common stock.  Also includes 800,000 shares held by Arisean Capital Ltd., a corporation controlled by Mr. Brofman.

(3)

Includes 290,000 shares held by the wife of Mr. Denhart.  The address of Mr. Denhart is 18 Asilomar, Laguna Niguel, CA 92677.

(4)

Includes 296,354 shares of common stock issuable upon the exercise of warrants and stock options to purchase 1,694,500 shares of common stock.

(5)

Includes stock options to purchase 700,000 shares of common stock and 12,500 shares of common stock issuable upon the exercise of warrants.

(6)

Includes stock options to purchase 2,525,000 shares of common stock.  Excludes stock options to purchase 25,000 shares of common stock, with 25,000 vesting on April 27, 2010.

(7)

Includes stock options to purchase 1,500,000 shares of common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan.  As of December 31, 2009, 35,000 stock options are available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 865,000 shares of our common stock.

The following table provides information as of December 31, 2009 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	865,000	$2.99	35,000
Equity compensation plans not approved by security holders	6,089,934	$2.41	Unrestricted
Total	6,954,934	$2.48	35,000

Defined Contribution (401k) Plan

We maintain a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that we have experienced, the match was suspended for 2009 and will only be re-instated when business conditions warrant.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In May 2007, our non-executive co-founder provided the company with a line of credit for up to $500,000 in financing, all of which was drawn.  He also provided the company with $76,000 in short term loans in November, 2007.  On September 25, 2009, the entire $576,000 outstanding on the line of credit plus accrued interest of $109,456 was converted to 4,569,706 shares of our common stock.

In August 2007, our Co-Chairman and Founder provided us with a $100,000 line of credit, all of which was drawn.  In December 2007, he provided an additional $35,000 in short term loans to us.  On August 27, 2009, the remaining balance of $119,000 plus accrued interest of $23,345 was converted to shares of our common stock.  In addition, the Co-Chairman converted $377,917 of accrued payroll and consulting fees to shares of our common stock.  The total shares issued for all of these conversions was 3,468,416.

In October 2007, a director and stockholder provided us with a line of credit for $275,000, all of which was drawn.  The director provided an additional $25,000 in short term funding in November 2007 and an additional $50,421 during 2008.  Finally, in September 2009 this director provided an additional $150,000 in short term funding.  On August 27, 2009, $343,421 outstanding on the line of credit plus accrued interest of $64,222 was converted to 2,717,616 shares of our common stock.

Between February and July 2008, our Chief Executive Officer provided us with $343,883 in loans and expenses paid on our behalf.  On August 27, 2009, the balance of $158,202 on a credit line plus accrued interest of $24,493 was converted to shares of our common stock.  In addition, the former Chief Executive Officer converted $277,313 of accrued payroll to shares of our common stock.  The total shares issued for all of these conversions was 3,066,716.

Director Independence

William M. Mooney, Jr. is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation, and Nominations and Governance Committees.  See Item 10, Directors, Executive Officers and Corporate Governance for more information on the independence of our directors.

ITEM 14.  Principal Accountant Fees and Services

RBSM LLP has served as our independent auditors for the year ended December 31, 2009, for the quarters ended June 30 and September 30, 2008 and for the period ended December 31, 2008.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q.  The aggregate amount of the audit fees billed by RBSM LLP in 2009 were $233,922.

Audit-related Fees

No audit related fees were billed by RBSM LLP in 2009 or 2008.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.  Our tax returns for 2007, 2008 and 2009 have not been filed at this date due to our severe cash limitations.

All Other Fees

No other fees were billed by our independent auditors in 2009 or 2008.

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

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2009.

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

ITEM 15.  Exhibits and Financial Statement Schedules

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

10.8	Form of Secured Promissory Note, dated December 21, 2006, made by EAR Capital I, LLC to Sheridan Asset Management, LLC.(5)
10.9	Security Agreement, dated as of December 21, 2006, between EAR Capital I, LLC, as obligor, and Sheridan Asset Management, LLC, as secured party.(5)
21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

(1)

Incorporated herein by reference to Current Report on Form 8-K, filed July 20, 2009.

(2)

Incorporated herein by reference to Current Report on Form 8-K, filed August 19, 2009.

(3)

Incorporated herein by reference to Current Report on Form 8-K, filed October 8, 2009.

(4)

Incorporated herein by reference to Current Report on Form 8-K, filed October 21, 2009.

(5)

Incorporated herein by reference to Current Report on Form 8-K/A, filed October 22, 2009.

(6)

Incorporated herein by reference to Current Report on Form 8-K, filed October 30, 2009.

(7)

Incorporated herein by reference to Current Report on Form 8-K, filed December 9, 2009.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2010

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

Signature	Title	Date

/s/ JAMES D. BURCHETTA	Co-Chairman of the Board and Founder	April 15, 2010
James D. Burchetta

/s/ DAVID M. RAINEY	Interim Chief Executive Officer, President	April 15, 2010
David M. Rainey	and Chief Financial Officer, Treasurer and Secretary
(principal executive officer and financial and accounting officer)

/s/ JAMES G. BRAKKE	Co-Chairman and Chief Executive Officer	April 15, 2010
James G. Brakke

/s/ WILLIAM M. MOONEY, JR.	Director	April 15, 2010
William M. Mooney, Jr.

DEBT RESOLVE, INC. AND SUBSIDIARIES

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc. and its wholly owned subsidiaries the “Company”), Company as of December 31, 2009 and 2008, and the related consolidated statements of operation, stockholder’s (deficit) and cash flows for each of the two years in the period ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debt Resolve, Inc.  at  December 31, 2009 and 2008 and the results of its operations  and its cash flow for the each of the two years  in the period ended  December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared after taking effect of discontinued operations as a result of a deconsolidation. As discussed in Note 3 to the consolidated financials statements, the company has deconsolidated First Performance Corporation and its subsidiary First Performance Recovery Corporation as a result of First Performance’s charter being revoked by the state of Nevada. The liabilities of these entities exceeded its assets as of the date of revocation, with this amount being treated as a capital transaction.

As discussed in Note 20 to the financial statements, certain errors to correct the accounting treatment of the Company’s common stock issuances, recording of beneficial conversion feature to additional paid in capital instead of derivative liability and recording of change in fair value of warrants and debt, resulting in an overstating of net loss by $353,468 previously reported for the year ended December 31, 2008  were discovered by management of the Company during the current year..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

RBSM LLP

Certified Public Accountants

New York, New York

April 14, 2010

DEBT RESOLVE, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS		Restated
Current assets:
Cash	$—	$32,551
Accounts receivable, net	11,253	11,582
Prepaid and other current assets	187,562	77,220
Current assets of discontinued operations	—	5,582
Total current assets	198,815	126,935

Fixed assets, net	37,968	84,271
Deposits and other assets	35,000	94,855
Total assets	$271,783	$306,061

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Bank overdraft	$62,306	$—
Accounts payable and other accrued liabilities	2,761,556	3,525,849
Convertible debentures, net of deferred debt discount of $-0- and $162,750 as of December 31, 2009 and 2008, respectively	320,050	188,250
Short term notes	304,225	487,000
Current maturities on long-term debt, net of deferred debt discount of $-0- and $69,556 as of December 31, 2009 and 2008, respectively	823,000	753,444
Lines of credit, related parties	157,000	1,203,623
Current liabilities of discontinued operations	—	2,330,912
Total current liabilities	4,428,137	8,489,078

Long term debt:
Convertible long-term notes, net of deferred debt discount of $714,940 and $-0- as of December 31, 2009 and 2008, respectively	169,560	—
Derivative liability	7,518,056	331,268
Total liabilities	12,115,753	8,820,346

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 39,898,584 and 10,061,865 shares issued and outstanding as of December 31, 2009 and 2008, respectively	39,899	10,512
Additional paid in capital	56,610,021	46,809,318
Shares to be issued	—	47,970
Shares held in escrow (450,000 shares as of December 31, 2008)	—	(450)
Accumulated deficit	(68,493,890)	(55,381,635)
Total stockholders’ deficiency	(11,843,970)	(8,514,285)

Total liabilities and stockholders’ deficiency	$271,783	$306,061

See accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		Restated
REVENUES:	$74,045	$165,969

Costs and expenses:
Payroll and related expenses	1,449,976	3,030,506
Selling, general and administrative expenses	5,148,336	4,041,671
Depreciation and amortization	46,302	57,610
Total costs and expenses	6,644,614	7,129,787

Net loss from operations	(6,570,570)	(6,963,818)

Other income (expense):
Interest income	873	190
Interest expense	(333,898)	(161,772)

Interest expense, related party	(5,174)	(137,625)
Amortization of debt discounts	(430,657)	(928,283)

(Loss) gain on change in fair value of derivative liability	(5,775,998)	851,348
Loss on disposal of fixed assets	—	(15,576)
Other income (expense)	—	(3,166)

Net loss before provision for income taxes	(13,115,424)	(7,358,702)

Income tax (benefit)	—	—

Net loss from continuing operations	(13,115,424)	(7,358,702)

Income (loss) from discontinued operations	3,169	(2,747,002)

Net loss	$(13,112,255)	$(10,105,704)

Net loss per common share (basic and diluted):
Continuing operations	$(0.52)	$(0.77)
Discontinued operations	$0.00	$(0.29)
Total	$(0.52)	$(1.06)

Weighted average number of common shares outstanding, basic and diluted	25,049,133	9,549,435

See accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred stock		Common stock		Additional Paid In	Common Stock to	Shares Held Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, January 1, 2008	—	$—	8,474,364	$8,474	$42,501,655	$—	$—	$(45,275,931)	$(2,765,802)
Issuance of common stock in exchange for options and warrants exercised	—	—	37,501	38	337	—	—	—	375
Capital contributed from the grant of stock and options to employees	—	—	50,000	50	2,381,980	—	—	—	2,382,030
Capital contributed from the grant of stock options to consultants for services	—	—	—	—	153,333	—	—	—	153,333
Sale of common stock	—	—	100,000	100	24,900	—	—	—	25,000
Common stock issued for fundraising costs	—	—	900,000	900	2,033,730	—	—	—	2,034,630
Common stock issued for services rendered	—	—	500,000	500	167,500	—	—	—	168,000
Common stock issued to escrow for financing	—	—	450,000	450	—	—	—	—	450
Accrual of 150,000 shares not issued in conjunction with fund raising costs	—	—	—	—	—	47,970	—	—	47,970
Capital contributed from deferred debt discount	—	—	—	—	254,215	—	—	—	254,215
Reclassify warrants and non employee options as derivative liability	—	—	—	—	(708,332)	—	—	—	(708,332)
Common stock issued under escrow as collateral on convertible debt	—	—	(450,000)	—	—	—	(450)	—	(450)
Net loss	—	—	—	—	—	—	—	(10,105,704)	(10,105,704)
Balance, December 31, 2008 (restated)	—	—	10,061,865	10,512	46,809,318	47,970	(450)	(55,381,635)	(8,514,285)
Capital contributed from the grant of stock and options to employees	—	—	50,000	50	230,300	—	—	—	230,350
Common stock issued for services rendered	—	—	5,950,000	5,950	461,550	—	—	—	467,500
Common stock issued to employees and directors to convert notes and accrued interest and payroll	—	—	15,462,830	15,463	4,764,185	—	—	—	4,779,648
Common stock issued to vendors for accrued payables	—	—	1,406,160	1,406	434,382	—	—	—	435,788
Common stock issued in settlement of convertible notes and accrued interest	—	—	1,814,312	1,815	417,383	—	—	—	419,198
Common stock issued to directors for services rendered and for a director consultant contract modification	—	—	3,936,000	3,936	846,314	—	—	—	850,250
Issuance of 150,000 shares accrued in 2008	—	—	150,000	150	47,820	(47,970)	—	—	—
Issuance of common stock in exchange for options and warrants exercised	—	—	617,417	617	179,557	—	—	—	180,174
Release of shares held in escrow	—	—	450,000	—	112,050	—	450	—	112,500
De-incorporation of discontinued operations	—	—	—	—	2,307,162	—	—	—	2,307,162
Net loss	—	—	—	—	—	—	—	(13,112,255)	(13,112,255)
Balance, December 31, 2009	—	$—	39,898,584	$39,899	$56,610,021	$—	$—	$(68,493,890)	$(11,843,970)

See accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(13,115,425)	$(7,358,702)
Net income (loss) from discontinued operations	3,169	(2,747,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,303	57,610
Loss on disposal of fixed assets	—	15,576
Amortization of debt discounts	430,658	473,286
Convertible note issued for services rendered	—	51,000
Common stock issued in settlement of payables	1,463,734	—
Loss on debt conversion on extinguishment of debt	2,890,213	—
Fair value of stock, option and warrant issued for services	2,225,751	4,909,699
Loss (gain) in change in fair value of derivative liability	5,775,998	(851,348)
Net (increase) decrease in:
Accounts receivable	75,329	7,625
Prepaid and other assets	(50,487)	25,650
Net increase (decrease) in:
Accounts payable and accrued expenses	(764,289)	1,834,559
Bank overdraft	62,306	—
Net cash used in continuing operations	(956,740)	(3,582,047)
Net cash provided by discontinued operations	(18,169)	2,012,106
Net cash used in operating activities	(974,909)	(1,569,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(835,951)
Net cash used in continuing investing activities	—	(835,951)
Net cash provided by discontinued investing activities	—	835,895
Net cash used in investing activities	—	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	300,000
Proceeds from issuance of notes payable	—	698,000
Proceeds from issuance of short term notes	—	497,000
Repayment of short term notes	(117,775)	(110,000)
Proceeds from long term notes	909,959	—
Proceeds from lines of credit, related parties	150,000	309,623
Repayment of lines of credit, related parties	—	(16,000)
Proceeds from sale of common stock	—	25,000
Proceeds from exercise of options and warrants	174	375
Stock placed in escrow	—	(450)
Net cash provided by continuing financing activities	942,358	1,703,548
Net cash used by discontinued financing activities	—	(101,000)
Net cash provided by financing operations	942,358	1,602,548

Net (decrease) increase in cash and cash equivalents	(32,551)	32,551
Cash and cash equivalents at beginning of period	32,551	—

Cash and cash equivalents at end of period	$—	$32,551

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—-
Cash paid during period for taxes	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for previously incurred debt	$1,463,734	$—
Convertible note issued for services	$—	$51,000

See accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC.

NOTES TO CONDOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – BASIS AND BUSINESS PRESENTATON

Debt Resolve, Inc. and subsidiaries (the “Company”) was incorporated under the laws of the State of Delaware in April 21, 1997. The Company offers its service as an Application Service Provider (“ASP”) model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems.  Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debt.  To date, the Company has had minimal sales revenues, has incurred expenses and has sustained substantial losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2009, the Company has accumulated a deficit through its development stage of $68,493,890.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary DRV Capital LLC, (“DRV Capital”), together with its wholly-owned subsidiary, EAR Capital, LLC (“EAR”) for the year ended December 31, 2009, and First Performance Corporation (“First Performance”) together with its wholly owned subsidiary First Performance Recovery Corporation (“First Performance Recovery”) thru August 1, 2009 (See Note 3).  All significant intercompany balances and transactions have been eliminated in consolidation.

During the year ended December 31, 2009, the corporation charter of First Performance Corporation was revoked (de-incorporated).  As a result, First Performance Corp. and its wholly-owned subsidiary, First Performance Recovery Corp., are no longer included in the financial statements of the Company.  Prior to 2009, the results of all subsidiaries, including DRV Capital, EAR, First Performance and First Performance Recovery were shown as discontinued operations in the financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation.  These reclassifications had no effect on reported income or losses.

Revenue Recognition

To date, the Company has earned revenue from collection agencies, collection law firms and lenders that implemented our online system.  The Company’s current contracts provide for revenue based on a percentage of the amount of debt collected or through a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee.  For the early adopters of the Company’s product, the Company has waived set-up fees and other transactional fees that we anticipate charging in the future.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement.  The Company is currently marketing our system to three primary markets.  The first and second are financial institutions and collection agencies or law firms, our traditional markets.  The Company is also expanding into healthcare, particularly hospitals, which is our third market.

In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, the Company postpones recognition of all contingent revenue until the client receives payment from the debtor.  As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client.  For most current active clients, these deliverables consist of the successful collection of past due debts using the Company’s system and/or, for clients under a flat fee arrangement, the successful availability of the Company’s system to its customers.

In addition, in accordance with ASC 605-10, revenue is recognized and identified according to the deliverable provided.  Set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are identified separately.

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk as almost 100% of the balance of accounts receivable at December 31, 2009 and 2008 consists of only one customer.  We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers.  As of December 31, 2009 and 2008, no allowance for doubtful accounts has been booked.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations.  Refer to Footnote 18 for further discussion regarding fair valuation.

Property and Equipment

Property and equipment are stated at cost.  When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 63,972,406 and 20,407,254 for the years ended December 31, 2009 and 2008, respectively.

Stock-based compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Stock-based Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method.

Total stock-based compensation expense for the year ended December 31, 2009 and 2008 amounted to $2,225,751 and $4,909,699, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that we have experienced, the match was suspended for 2009 and will only be re-instated when business conditions warrant.

Reliance on Key Personnel and Consultants

The Company has only 2 full-time employees and no part-time employees.  Additionally, there are approximately 12 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of the President and key consultants.  The loss of the President or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2009, conversion-related derivatives and the warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions:  dividend yield of 0%; annual volatility of 402.31%; and risk free interest rate from 0.20% to 2.69%.  The derivative liabilities are classified as long term liabilities.

Recent accounting pronouncements

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”).  2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855.  This update is effective for annual or interim periods ending after June 15, 2010.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”).  2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements.  2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position.  This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed shares represent a compensatory arrangement.  2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position.  The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”).  2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.”  2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a:  subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.  Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.”  2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their effect on the computation of earnings per shares.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 3 –DISCONTINUED OPERATONS AND DISSOLUTION OF SUBSIDIARIES

On August 1, 2009, the company’s wholly owned subsidiary, First Performance Corporation’s (FPC) charter was revoked by the state of Nevada.  FPC was the owner of 100% of the outstanding shares of First Performance Recovery Corporation (FPRC).  On March 3, 2010, the Board of FPRC further dissolved FPRC also with the state of Nevada.  As a result of these actions, the Company terminated its involvement in the activities of FPC and FPRC.  All operations of FPC and FPRC had previously ceased as of June 30, 2008.  As of August 1, 2009, the Company deconsolidated these subsidiaries in that it no longer will have control of the entities.  Management determined after obtaining an opinion from counsel that the Company is not liable for any debt or entitled to any assets of FPC and FPRC after the revocation (dissolution) of the corporate entities in each of the subsidiaries state of incorporation.  As shown below, the liabilities exceeded the assets of the entities on August 1, 2009.  However, since this was a non-reciprocal transaction in the control of management and shareholders, no gain or loss has been recognized.  A credit to additional paid in capital has been recognized for the excess of the liabilities relieved over the assets of the two entities.  The consolidated FPC and FPRC operations primarily served the fifty United States.  The FPRC operations had 2009 and 2008 sales of approximately $0 and $300,472, respectively and accounted for approximately 0% and 64% of the 2009 and 2008 sales of the Company.  The results of operations were reclassified as discontinued operations during the second quarter of 2008 as the FPC and FPRC operations met all the criteria for discontinued operations.

The following results of operations for this business have been treated as discontinued operations for all periods presented.

	Year ended December 31,
	2009	2008
Revenue	$—	$300,742

Payroll and related expenses	—	603,924
General and administrative expenses	7,556	743,327
Accrual for closing costs	—	1,364,458
Goodwill & intangible impairment	—	176,545
Disposal of Fixed Assets	—	87,402
Amortization of intangibles	—	32,304
Depreciation Expense	—	38,235
Total expenses	7,556	3,046,195
Loss from operations	(7,556)	(2,745,453)

Interest expense	(—)	(9,236)
Other income (expense)	10,725	7,687
Net income (loss) from discontinued operations	$3,169	$(2,747,002)

The following presentation shows the assets and liabilities of discontinued operations as of August 1, 2009 (date of dissolution):

2009
Assets:
Cash	$209
Prepaid expenses	4,281

Total assets, discontinued operations	$4,491

Liabilities:
Accounts payable	$951,023
Accrued payroll	9,699
Accrued expense	1,350,931

Total liabilities, discontinued operations	$2,311,653

The excess of liabilities over assets of $2,307,162 was credited to additional paid in capital as of August 1, 2009.

As of December 31, 2009, there were no assets or liabilities remaining from the divestiture of FPC and FPRC.

 NOTE 4 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $13,112,255 and $10,105,704 for the years ended December 31, 2009 and 2008, respectively.  Additionally, the Company has negative working capital of $4,229,322 as of December 31, 2009.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Employee advances	$26,500	$—
Undeposited funds	75,000	—
Other prepaid expenses	86,062	77,220
Total	$187,562	$77,220

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Computer equipment	$106,917	$140,322
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	261,755	295,160
Less accumulated depreciation	(223,787)	(210,889)
Total	$37,968	$84,271

The Company uses the straight line method of depreciation over 3 to 5 years.  During the years ended December 31, 2009 and 2008, depreciation expense charged to operations was $46,302 and $57,610, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Accounts payable and accrued expenses	$2,091,045	$2,610,438
Accrued interest	272,685	244,494
Payroll and related accruals	397,826	670,915
Total	$2,761,556	$3,525,847

NOTE 8 - CONVERTIBLE NOTES, SHORT TERM

On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month unsecured convertible debenture with a maturity date of March 31, 2009.  This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009.  The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008.  Thereafter, interest is payable monthly in cash or stock.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The Exchange Agreement called for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture, which were issued during the year ended December 31, 2009.  In accordance with Accounting Standards Codification subtopic 470-50, Debt-Modifications and Extinguishments (“ASC 470-50”), the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied.  The debenture was secured by an escrow of 450,000 shares of the common stock of the Company, which was held in escrow at the lender’s attorney’s office.  These shares were released from escrow during the year ended December 31, 2009 in payment of the interest accrued through July 31, 2009 and a partial payment of the principal (see below). At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option, to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price.  Conversion Price” means (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%).  The debenture was recorded net of a beneficial conversion feature of $252,030, based on the relative fair value of the conversion feature.  The beneficial conversion feature is being amortized over the term of the debenture.  The debenture was also recorded net of a deferred debt discount of $47,970 as shares to be issued based on the relative fair value of the Exchange Shares.  The deferred debt discount is being amortized over the term of the debenture.  During the years ended December 2009 and 2008, the Company recorded amortization of the beneficial conversion feature and deferred debt discount related to this debenture of $150,000 each period.  On August 31, 2009, the Company repaid $30,950 in note principal and $23,322 in accrued interest by the issuance of 450,000 shares of Company common stock from treasury that were valued at the closing market price of $0.25 per share.  Based on the $112,500 value of the shares issued, the Company recognized a $58,228 loss on extinguishment of the debt during the year ended December 31, 2009.  As of December 31, 2009, the outstanding balance on this convertible was $269,050.  At the date of this report, the debenture is in default, and the Company is working with the lender to restructure the debenture.

On July 31, 2008, the Company agreed to pay the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor.  Because of a delinquent payable with the Company’s stock transfer agent, the shares were converted to a 6-month loan of $50,000 with a maturity date of January 31, 2009.  The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash.  At December 31, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for an unsecured convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000.  The debenture carries interest at a rate of 12% per annum, with interest payable monthly in arrears in cash.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value (“Common Stock”), of the Company at the Conversion Price.  “Conversion Price” means (i) the average of the lowest three (3) bid prices for the Common Stock over a ten (10) Trading Day period ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%), provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock.  The debenture was recorded net of a beneficial conversion feature of $51,000, based on the relative fair value of the conversion feature.

The beneficial conversion feature is being amortized over the term of the debenture.  During the year ended December 31, 2009 and 2008, the Company recorded amortization of the beneficial conversion feature related to this debenture of $12,750 and $38,250, respectively.  As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009.  The Company has made the required monthly payments from August through December.  The payments from January to March 2010 have not yet been made.

The Company has identified embedded derivatives related to the above notes.  These embedded derivatives included certain conversion features and default provisions.  The accounting treatment of derivative financial instruments requires that the Company determine fair value of the derivatives as of the inception date of the notes and to fair value them as of each subsequent balance sheet date.

NOTE 9 – SHORT TERM NOTES

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on an unsecured 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  The note matured on February 28, 2008 and was extended to July 31, 2009 for aggregate extension fees of $85,000.  In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012.  The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model.  The debt discount was amortized over the initial term of the note and was fully amortized by March 2008.  This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company.  On August 27, 2009, the Company repaid $65,000 of the outstanding balance on this note, the $85,000 of accrued extension fees and $19,003 in accrued interest by the issuance of 1,126,685 shares of Company common stock that were valued at the closing market price of $0.25 per share.  Based on the $281,671 value of the shares issued, the Company recognized an $112,668 loss on extinguishment of the debt during the year ended December 31, 2009.  As of December 31, 2009, the outstanding balance on this note was $35,000. The note is in default.

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009.  The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note.  As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012.  The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note and was fully amortized in 2008.  This note is guaranteed by Mr. Burchetta, a Company director.  As of December 31, 2009, this note has matured and is still outstanding and is in default at this time.  The Company is in continuing discussions with the lender.

 On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2009 and 2008, the amortization expense was $17,200 and $34,400, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of December 31, 2009, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013.  The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31,

2009 and 2008, amortization was $7,894 and $12,406, respectively.  As of December 31, 2009, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

Between January 2008 and June 2009, an unaffiliated investor loaned the Company $79,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand.  As of December 31, 2009, the remaining outstanding balance on the loan is $6,475.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an unsecured 18-month note with a maturity date of August 26, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of December 31, 2009.  In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013.  The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2009 and 2008 amortization was $25,511 and $31,889, respectively.  As of December 31, 2009, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank’s prime rate (currently 5.25%) for 30 days.  On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008.  On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008.  The note was subsequently extended to July 1, 2010 and is outstanding as of December 31, 2009.  The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a Director of the Company.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of September 27, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013.  The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2009 and 2008 amortization was $18,950 and $18,950, respectively.  As of December 31, 2009, this note had matured and was in default at that time.  On February 11, 2010, the note and accrued interest were fully discharged through conversion to stock.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment  ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a “cashless” exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, the Company recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  As of December 31, 2009, this note has matured and is still outstanding and is in default at this time. On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  The remaining principal balance after the payment is $257,867 (for both notes).  The Company is in continuing discussions with the lender.

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

On February 26, 2009, the holder of the November Note loaned the Company an additional $82,500 with a maturity date of March 30, 2009 (the “February Note”). The Company received net proceeds of $70,000, and the $7,500 was treated as prepaid interest on the February Note and the $5,000 was expensed as attorney’s fees.  Through a series of amendments, the maturity dates of the November Note and the February Note were extended to September 25, 2009 for additional interest of $12,500, with the face amount of the February Note now $95,000 at maturity.  In addition, aggregate additional legal fees of $5,000 were expensed as a result of the extensions and were to be repaid at maturity, making the total amount due to the investor $215,000.  The holder received the right, in the event of a Company default on either Note, to return to the Company any of the holder’s 3,000,000 warrants not yet exercised in exchange for the Company's cash payment equal to $0.023 per warrant share.  Interest applies at a default rate of 26% interest per annum after maturity.  The February Note was secured by a first lien on the assets of the Company as evidenced by a UCC-1 filing.  Arisean Capital further subordinated its first lien position on its $576,000 outstanding loan to the extent of the November and February Notes.  On September 25, 2009, the February Note was paid in full in the amount of $95,000, and the lien on the Company’s assets was released.  The $5,000 of accrued legal fees was also paid, for a total to the investor, including the two notes and legal fees, of $215,000.

On December 4, 2009, an unaffiliated investor and consultant paid the Company’s insurance premiums in the amount of $11,697.  In compensation for this payment, the investor was repaid $12,750 on January 27, 2010.  The investor also received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.15 per share.  The warrant has a five year exercise period and a “cashless” exercise provision.

NOTE 10 – LINES OF CREDIT RELATED PARTIES

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. (“Arisean”), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs.  Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a former member of its Board of Directors.  Borrowings under the line of credit were secured by the assets of the Company, subject to a subordination agreement, and bear interest at a rate of 12% per annum, with interest payable monthly in cash.  The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company.  Arisean’s obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company.  On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman.  The term of the options is three years, and they vested immediately.  The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman’s financing during 2008 and was expensed immediately.  On September 25, 2009, the Company repaid the $576,000 outstanding balance on this line of credit and $109,456 in accrued interest by the issuance of 4,569,706 shares of Company common stock that were valued at the closing market price of $0.45 per share.  Based on the $2,056,368 value of the shares issued, the Company recognized a $1,370,912 loss on extinguishment of the debt during the year ended December 31, 2009.  Additionally, as of September 25, 2009, Arisean released its first lien on the assets of the Company, placing the new 2009 investors in first lien position (see Note 9). Interest expense accrued on this line of credit during 2009 was $50,703. As of December 31, 2009, the outstanding balance on this line of credit was $10,557 in remaining accrued interest.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve’s Co-Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance.  Borrowings under the line of credit were secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash.  The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  On August 27, 2009, the Company repaid the $119,000 outstanding balance on this line of credit and $23,345 in accrued interest by the issuance of 948,970 shares of Company common stock that were valued at the closing market price of $0.25 per share.  Based on the $237,242 value of the shares issued, the Company recognized a $94,897 loss on extinguishment of the debt during the year ended December 31, 2009. Interest expense accrued on this line of credit during 2009 was $9,311. As of December 31, 2009, the outstanding balance on this line of credit was $1,017 in remaining accrued interest.  The Company also owed $122,749 of accrued expenses to Mr. Burchetta as of December 31, 2009.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012.  The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model.  The debt discount was fully amortized during the year ended December 31, 2007.  Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman.  On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share.  This option has a term of three years and vested immediately.  The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount.  On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share.  Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt during the year ended December 31, 2009. On September 24, 2009, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used primarily to fund the working capital needs of First Performance.  Borrowings under the line of credit bear interest at 9% per annum, with interest accrued and payable on maturity.  The Note is due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the Note. During the year ended December 31, 2009 and 2008 amortization was $15,000 and $0, respectively. Interest expense accrued on this line of credit during 2009 was $32,716. As of December 31, 2009, the outstanding balance on this line of credit was $157,000 in principal and $8,292 in accrued interest.

On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve.  Borrowings under the line of credit would bear interest at 12% per annum, with interest payable monthly in cash.  The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve.  In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015.  The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option.  The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883.  On August 27, 2009, the Company repaid $158,202 of principal on this line of credit and $24,492 in accrued interest by the issuance of 1,217,966 shares of Company common stock that were valued at the closing market price of $0.25 per share.  Based on the $304,491 value of the shares issued, the Company recognized a $121,797 loss on extinguishment of the debt in the year ended December 31, 2009. Interest expense accrued on this line of credit during 2009 was $12,379. As of December 31, 2009, the outstanding balance owed to Mr. Montgomery is $214,385 in expenses plus $1,352 in accrued interest on the line of credit that was repaid and terminated.

NOTE 11 – CONVERTIBLE DEBENTURES

During the year ended December 31, 2009, unaffiliated investors loaned the Company an aggregate of $984,959 on three year Convertible Debentures with an interest rate of 14%.  Of this total, $75,000 was shown under un-deposited funds under other current assets.  The interest accrues and is payable at maturity, which range in dates from July 22, 2012 to December 15, 2012. The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest.  In addition, the investors received 9,849,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $902,768, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the year ended December 31, 2009, the Company recorded amortization of the debt discount related to these notes of $187,828.  During the year ended December 31, 2009, $100,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $884,500.

The embedded conversion option related to the Convertible Debentures is accounted for under ASC 815-40.  We have determined that the embedded conversion option is a derivative liability.  Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period.  The conversion option is valued using the Black-Scholes valuation model.  See derivative liability discussion below.

NOTE 12 - DERIVATIVE LIABILITY

As described in Note 6 above, the Company’s derivative financial instruments consist of embedded derivatives related to the short term Convertible Debentures.  These embedded derivatives include certain conversion features indexed to the Company’s common stock.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  As of December 31, 2009, conversion-related derivatives fair value of $2,728,451 and the warrants and option fair values of $4,789,605 were determined using the Black-Scholes Option Pricing Model with the following assumptions:  dividend yield of 0%; annual volatility of 402.31%; and risk free interest rate from 0.20% to 2.69%.  The derivative liabilities are classified as long term liabilities.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2009 and 2008, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At December 31, 2009 and 2008, the Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 39,898,584 and 10,061,865 are issued and outstanding, respectively.

During the year ended December 31, 2008, the Company issued an aggregate of 1,900,000 shares of its common stock in exchange for services rendered.  The value of the services of $2,243,080 did not differ materially from the value of the underlying shares.

During the year ended December 31, 2009, the Company issued 617,417 shares upon the exercise of investor warrants.

During the year ended December 31, 2009, the Company issued 5,950,000 shares of common stock as compensation for professional services rendered and 50,000 shares to a Company employee as compensation for his services.

During the year ended December 31, 2009, the Company issued 8,767,398 shares of Company common stock to settle $1,483,709 in liabilities owed to former employees and vendors.  The $2,276,099 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $1,483,709 in liabilities settled, and the Company recorded the difference as a $792,388 loss on extinguishment of the liabilities during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 10,141,885 shares of Company common stock to settle $1,521,282 in notes payable and accrued interest.  The $3,415,029 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $1,521,282 in liabilities settled, and the Company recorded the difference as a $1,893,749 loss on extinguishment of the liabilities during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 1,576,685 shares of Company common stock to settle $223,275 in principal and accrued interest owed on two notes payable.  The $394,171 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $223,275 in liabilities settled, and the Company recorded the difference as a $170,896 loss on extinguishment of the liabilities during the year ended December 31, 2009.  The extinguished liabilities consisted of $95,950 in note principal and $127,325 in accrued interest and fees.  Of the 1,576,685 shares issued, 450,000 shares were release from treasury.  Prior to their release, the Company excluded the 450,000 shares from the number of outstanding shares used to determine its net loss per share.

In connection with the Company’s sale of a $300,000 convertible debenture on September 30, 2008, the Company was to issue 150,000 shares in compensation for the agreement exchanging the original note dated July 31, 2008 for the convertible debenture dated September 30, 2008.  The Company issued the shares on September 15, 2009.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company’s board of directors as compensation for their services and issued 333,334 shares to the Company’s Interim CEO and President in satisfaction of an accrued bonus payable.

NOTE 14-WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$ 0.00000004	2,400,000	4.12	0.00000004	2,400,000	$0.00000004
0.000004	225,000	3.89	0.000004	225,000	0.000004
0.01	160,521	1.50	0.01	160,521	0.01
0.12	275,000	3.87	0.12	275,000	0.12
0.15	2,125,000	4.96	0.15	2,125,000	0.15
0.25	125,000	3.78	0.25	125,000	0.25
1.00	10,149,590	4.68	1.00	10,149,590	1.00
1.07	37,500	3.00	1.07	37,500	1.07
1.25	350,000	3.10	1.25	350,000	1.25
1.95	50,000	3.24	1.95	50,000	1.95
2.00	665,500	2.68	2.00	655,500	2.00
2.45	99,000	3.30	2.45	99,000	2.45
2.52	181,777	0.60	2.52	181,777	2.52
3.85	50,000	0.16	3.85	50,000	3.85
6.00	225,000	1.85	6.00	225,000	6.00
Total	17,118,888	4.2		17,118,888

 Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	2,042,770	$1.60
Issued	2,074,000	0.43
Exercised	(37,501)	0.01
Canceled or expired	(238,814)	3.28
Outstanding at December 31, 2008	3,840,455	1.23
Issued	37,874,590	0.27
Exercised	(617,417)	0.00000004
Canceled or expired	(23,978,740)	0.00000004
Outstanding at December 31, 2009	17,118,888	$0.36

 In conjunction with a November 2008 Note, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.12 and an expiration date of November 14, 2013.  On February 13, 2009, the warrant for 1,000,000 shares was cancelled and replaced by a new five year warrant to purchase 25,750,000 shares of Company common stock at a total exercise price of $1.00.  Upon repayment of the November and February Notes on or before maturity, as extended to September 25, 2009, the Company may reduce the warrant by 22,750,000 shares, which were canceled on September 25, 2009 upon full repayment of the notes.  The investor retained a total of 3,000,000 warrants.  The warrant holder received the right, in the event of a Company default on either Note, to return to the Company any of the holder’s 3,000,000 warrants not yet exercised in exchange for the Company’s cash payment equal to $0.023 per warrant share.  This right expired upon repayment of the notes. During the fourth quarter of 2009, 600,000 of the 3,000,000 remaining warrants were exercised.

In conjunction with the issuance of convertible notes, the Company issued warrants to purchase an aggregate of 9,849,590 shares of common stock with an exercise price of $1.00 per share expiring five years from the date of issuance.  The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

In conjunction with certain consulting services, the Company issued warrants to purchase an aggregate of 2,125,000 shares of common stock with an exercise price of $0.15 per share expiring five years from the date of issuance.  These warrants contain a “cashless exercise” feature.  The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

In conjunction with a short-term loan from a director on September 24, 2009, the Company issued a warrant to purchase 150,000 shares of common stock with an exercise price of $0.15 per share expiring five years from the date of issuance.  The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

Non-Employee Options

The following table summarizes non employee options outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2009:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$ 0.70	75,000	5.69	0.70	75,000	0.70
1.84	25,000	5.42	1.84	25,000	1.84
5.00	3,000	1.84	5.00	3,000	5.00
Total	103,000			103,000

Transactions involving the Company’s non employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	203,000	$3.02
Issued
Exercised
Canceled or expired
Outstanding at December 31, 2008	203,000	$3.02
Issued
Exercised
Canceled or expired	(100,000)	5.00
Outstanding at December 31, 2009	103,000	$1.10

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2009:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$ 0.19	1,000,000	6.60	$0.19	1,000,000	$0.19
0.80	350,000	5.09	0.80	350,000	0.80
1.00	350,000	5.54	1.00	350,000	1.00
1.25	1,334,500	2.51	1.25	1,334,500	1.25
1.40	350,000	5.45	1.40	350,000	1.40
1.50	887,500	1.71	1.50	862,500	1.50
1.63	20,000	5.46	1.63	20,000	1.63
1.84	10,000	5.42	1.84	10,000	1.84
4.75	203,000	4.32	4.75	203,000	4.75
5.00	2,326,934	5.63	5.00	2,326,934	5.00
10.00	20,000	3.74	10.00	20,000	3.74
Total	6,851,934	3.23		6,826,934

Transactions involving the Company’s employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	3,768,429	$4.97
Issued	2,311,500	1.18
Exercised
Canceled or expired	(313,000)	4.60
Outstanding at December 31, 2008	5,766,929	5.89
Issued	1,000,000	0.19
Exercised
Canceled or expired
Outstanding at December 31, 2009	6,851,934	$2.50

The Board granted stock options to purchase 1,000,000 shares of common stock of the Company at an exercise price $0.19, the closing price on the day of grant, with an exercise period of seven years to the President of the Company. The grant was valued using the Black-Scholes model and had a value of $190,000, which was fully expensed during the year ended December 31, 2009.

NOTE 15 -COMMITMENTS AND CONTINGENCIES

Litigation

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

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,546 plus interest for consulting services rendered to us. On December 3,

2008, judgment was entered in favor of Computer Task Group for $24,546 plus $2,539 in interest and $651 in costs, or a total of $27,735. A restraining order was served on the Company’s bank account for the amount of the judgment. On March 10, 2009, a total of $12,839 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,896. This balance payable is in the accounts payable of the Company.  Computer Task Group still has a hold on one of the Company’s bank accounts.

On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383 plus interest for services allegedly rendered to us.  The complaint was answered on February 23, 2009 raising various affirmative defenses.  On April 8, 2010, the settlement payment of $28,000 was sent, and formal dismissal is pending.

On October 9, 2009, PR Newswire Association secured a default judgment in Hudson County New Jersey Special Civil Court against the Company for unpaid bills in the amount of $7,470.  This balance is in the accounts payable of the Company.

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009.  An answer was filed by the Company on December 20, 2009.  On February 22, 2010, a motion for summary judgment was filed with the court by Patriot.  An amended motion of summary judgment was filed on March 1, 2010 by Patriot.  As of December 31, 2009, the unpaid amount remaining on the overdraft was $62,727.  The Company is making monthly payments to reduce the overdraft through an allocated portion of its revenue.  The entire amount in dispute is on the balance sheet of the Company under Bank Overdrafts.

On May 7, 2008, the Company received a three-day demand for rent due in the amount of $72,932 for the period December 1, 2007 through May 1, 2008.  On May 20, 2008, a petition for hearing was filed in the White Plains, New York City Court, County of Westchester demanding payment of $88,497.  On May 27, 2008, the Company signed a stipulation of settlement in the amount of $88,747, including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008.  On June 11, 2008, the Company signed an amended stipulation of settlement in the amount of $101,000, with a payment of $56,626 due on June 20, 2008 and a payment of $44,373 due on June 30, 2008.  On July 16, 2008, the Company received a five day notice to pay the agreed payments or face eviction.  On October 1, 2008, the Company was evicted from its leased premises.  On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,346 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment.  On December 16, 2008, a restraining order was served on the Company’s bank account for the amount of the judgment original judgment of $101,000.  On March 12, 2009, the Company signed a new stipulation of settlement settling the matter upon completion of three events.  First, the Company immediately forfeited its security deposit of $79,800 plus interest.  Second, the Company must make an additional payment of $50,000 by April 15, 2009.  Third, the Company must then remove all of its furniture by April 22, 2009.  An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000.  The Company must then remove the furniture within seven days of making the payment.  If all three conditions are met, the parties fully release each other from any further claims.  If all three of these conditions are not met, judgment is entered for $135,356, the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $101,000 for the period December 1, 2007 to June 1, 2008.  At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet.  On May 18, 2009, the Company paid the required $60,000 payment.  The Company subsequently removed its furniture from the premises.  On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled.  The remaining accrual was reversed in the second quarter of 2009 as a result of the settlement.

On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,917 for unpaid rent due as of January 31, 2009.  First Performance had vacated the premises as of June 30, 2008 with the closing of its business.  Debt Resolve has been dismissed from the suit at this time, as it was not a signatory to the lease or guarantor of the lease.  The case continued against First Performance Corp. and its former owners.  The entire amount of the amount in dispute is accrued on the books of First Performance.  The corporate charter of First Performance was revoked on August 1, 2009.  As a result, First Performance no longer legally exists (see Note 3).  A cross-claim was filed by the guarantor against First Performance and Debt Resolve.  The guarantor won summary judgment against the plaintiff on its guarantee, and as a result the guarantor’s cross-claims against First Performance and Debt Resolve have been dismissed.

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

Operating leases

On August 1, 2005, the Company entered into a five year lease for its corporate headquarters which includes annual escalations in rent.  In accordance with Accounting Standards Codification subtopic 840-20, Leases-Operating Leases (“ASC 840-20”) the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount.  On October 1, 2008, the Company was evicted from its office for non-payment of rent.  An amended stipulation of settlement has been signed to resolve the balance of the lease.  At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet.  On May 18, 2009, the Company paid a required $60,000 payment.  On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled.  The remaining accrual was reversed in the second quarter of 2009 reflecting the settlement.  (See Lawsuits from Landlords above.)

The Company currently shares space with a business partner under an agreement from December 2008.  The Company and business partner agreed to cross-market the services of each party to their clients.  As part of the agreement, the Company was granted certain office space.  In July 2009 under a verbal agreement, the Company agreed to pay rent in the amount of $1,000 per month for increased office space.

The Company’s First Performance subsidiary also leased an office in Las Vegas, Nevada under a non-cancelable operating lease that expires July 31, 2014 and calls for annual escalations in rent of $19,225.  On June 30, 2008, First Performance was closed, and the premises were abandoned.  A complaint has been filed against First Performance in Clark County, Nevada court.  On August 1, 2009, the corporate charter of First Performance was revoked (see Note 3).  As a result, First Performance no longer legally exists.  (See Lawsuits from Landlords above.)

Rent expense for the year ended December 31, 2009 and 2008 was approximately ($231,392) and $1,600,886, respectively.  The credit in 2009 was due to the Company settling its rental obligation on its corporate headquarters and reversing the accrued obligation recorded in 2008.  (See Operating leases above).  The large expense in 2008 was the result of First Performance accruing the remaining balance of $1,350,931 on its lease obligation.

NOTE 16 – EMPLOYMENT AGREEMENTS

James D. Burchetta

The Company had entered into an employment agreement on January 13, 2003 with James D. Burchetta under which he would devote substantially all of his business and professional time to us and our business development.  The employment agreement with Mr. Burchetta was effective until January 13, 2013.  The agreement provided Mr.

Burchetta with an initial annual base salary of $240,000 and contained provisions for minimum annual increases based on changes in an applicable “cost-of-living” index.  The employment agreement with Mr. Burchetta contained provisions under which his annual salary may increase to $600,000 if we achieved specified operating milestones and also provided for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement.  In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000.

The Company amended the employment agreement with Mr. Burchetta in February 2004, agreeing to modify his level of compensation, subject to its meeting specified financial and performance milestones.  The employment agreement, as amended, provided that the base salary for Mr. Burchetta would be as follows:  (1) if at the date of any salary payment, the aggregate amount of our net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover our projected cash flow requirements (as established by our board of directors in good faith from time to time) for the following 12 months (the “projected cash requirement”), the annual base salary will be $150,000; and (2) if at the date of any salary payment, our net cash on hand provided from operating activities is sufficient to cover our projected cash requirement, the annual base salary will be $250,000, and increased to $450,000 upon the date upon which we complete the sale or license of our Debt Resolve system with respect to 400,000 consumer credit accounts.  Under the terms of the amended employment agreement, no salary payments were made to Mr. Burchetta during 2004.  The Company recorded compensation expense and a capital contribution totaling $150,000 in 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary.

 The Company amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 the Company will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing.  Compensation expense under the employment agreement with Mr. Burchetta is recorded as payroll and related expenses in the unaudited condensed consolidated statement of operations and totaled $0 and $135,417 for the twelve months ended December 31, 2009 and 2008, respectively.  On August 27, 2009, the accrued salary from 2008 was converted to stock.

On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008.  One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits.  The Board affirmed the effectiveness of the agreement to January 13, 2013.  Consulting expense under the consulting agreement with Mr. Burchetta is recorded as general and administrative expenses in the unaudited condensed consolidated statement of operations and totaled $195,833 for the year ended December 31, 2009. Consulting expense for the year ended December 31, 2008 totaled $114,583.  On August 27, 2009, the accrued consulting fees of $242,500 for the period July 2008 through July 2009 were converted to stock.  On September 29, 2009 and effective as of August 1, 2009, the Company and Mr. Burchetta amended his consulting agreement from a full-time consulting position to a part-time consulting position.  In addition, the monthly consulting fee was reduced from $20,833 per month to $10,000 per month.  Finally, Mr. Burchetta waived the condition that his compensation exceeds that of the CEO by at least $25,000 per month and has comparable benefits.  In return for the modifications to the contract with a termination date of January 13, 2013, Mr. Burchetta received 1,686,000 shares of stock, which represents the reduction in compensation during the remaining term of the agreement.

As of December 31, 2009, the Company owes Mr. Burchetta an aggregate of $40,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer.  Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009.  Mr. Rainey stepped down as Interim CEO on April 12, 2010.  Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company.  Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors.  Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company.  Mr.

Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors.  Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with full benefits.  Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.  As of December 31, 2009, the Company owes $158,333 in salary under the agreement.

Kenneth H. Montgomery

On February 16, 2008, the Company entered into an employment agreement with Mr. Kenneth H. Montgomery to serve as its Chief Executive Officer. The agreement had a one year, automatically renewable term unless the Company provides 90 days written notice of its intention not to renew prior to the anniversary date.  Mr. Montgomery’s salary was $225,000 annually, with a bonus of up to 75% of salary based on performance of objectives set by the Chairman and the Board of Directors.  Mr. Montgomery also received 50,000 shares of restricted stock and 350,000 options to purchase the common stock of the Company at an exercise price of $0.80, the closing price on his date of approval by the Board.  Mr. Montgomery’s employment ceased on July 1, 2009.  On August 27, 2009, $262,500 in accrued salary under the agreement was converted to stock.

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

NOTE 17 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in accrued liabilities and for a contract settlement owed to individuals, or an entity controlled by an individual, who were Company officers or directors or former officers or directors at the time of settlement.  The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009.  The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company, $221,515 in interest accrued thereon, and $242,500 in accounts payable for consulting services rendered.  Related party interest for the year ended December 31, 2009 was $105,109.

During the year ended December 31, 2008, an entity owned by a former Director performed consulting services for the Company in the amount of $25,984.  Such amount is reflected in Accounts Payable and Accrued Liabilities as of December 31, 2009.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company’s board of directors as compensation for their services valued at $428,750.  Another executive received an option grant of 1,000,000 shares at an exercise price of $0.19 with a seven year life as compensation for services and in recognition of a promotion valued at $190,000.

Certain Company directors and a former officer personally guarantee the Company’s notes payable and its’ bank loan (Note 9).

NOTE 18 - FAIR VALUE MEASUREMENT

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

The following table sets forth the Company’s financial instruments as of December 31, 2009 which was recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability	$	$	$(7,518,056)

At December 31, 2009, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

NOTE 19 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $68,400,000, expiring in the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2009, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2028	$29,777,000
Tax Asset	20,543,000
Less valuation allowance	(20,543,000)
Balance	$—

The $29,777,000 based on the 2006 tax return and an estimate for 2007-2009 as summarized below:

Net operating loss carry forwards 2007 and prior	$20,291,000
Net operating loss carry forwards 2008 (estimate)	4,756,000
Net operating loss carry forwards 2009 (estimate)	4,730,000
Balance	$29,777,000

The primary components of the differences between the book losses to date of $64.8 million and the tax NOL of $29.8 million are timing differences which primarily include stock compensation and other equity-related non-cash charges, capitalized financing, deferred debt discount and derivative liability costs and certain accruals.

NOTE 20 - RESTATEMENT:

The accompanying consolidated Statement of Operations and Statement of Cash Flows for the year ended December 31, 2008 have been restated to correct the accounting treatment of Company common stock issuances in the three months ended June 30, 2008, consisting of the recording of (i) wrongly recording of 150,000 common stock to Able as expenses , (ii) the recording of a 50,000 share issuance for fundraising costs that was originally recorded at lower value, (iii) the recording of a 400,000 share issuance on April 1, 2008 for fundraising costs that was originally recorded using a valuation date of May 29, 2008, (iv) recording of beneficial conversion feature to additional paid in capital instead of derivative liability, (v) recording of change in fair value of warrants and debt on market date as a gain (loss) on derivative liability instead of under general and administrative expense and (vi) proper amortization of beneficial conversion features over the period of the note.

The effect of the adjustment is a decrease in net loss of $353,468 for the year ended December 31, 2008.  There was no effect on cash flows from operations, investing or financing for either period.

The following tables summarize the effects of these adjustments on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2008.

Condensed Consolidated Statement of Operations
For the Year Ended December 31, 2008

	As Previously Reported	Adjustment	Reference	As Restated
Revenue	$165,969	$—		$165,969
Payroll and related expenses	3,030,506	—		3,030,506
General and administrative expenses	3,983,771	(57,900)	(a)(d)	4,041,671
Depreciation and amortization expense	57,610	—		57,610
Total expenses	7,071,887	(57,900)		6,963,818
Loss from operations	(6,905,918)	(57,900)		(6,963,818)
Other (expense) income:
Interest income	190	—		190
Interest expense	(161,772)	—		(161,772)
Interest expense — related parties	(137,625)	—		(137,625)
Amortization of deferred debt discount	(918,721)	(9,562)	(c)	(928,283)
Gain (loss) on derivative liability	430,418	420,930	(b)	851,348
Other expense	(18,742)	—		(18,742)
Total other expense	(806,252)	411,368		(394,884)
Loss from continuing operations	(7,712,170)	353,468		(7,358,702)
Loss from discontinued operations	(2,747,002)	—		(2,747,002)
Net loss	$(10,459,172)	$353,468		$(10,105,704)
Net loss per common share: basic and diluted
Continuing operations	$(0.81)	$0.04		$(0.77)
Discontinued operations	$(0.29)	$—		$(0.29)
Total	$(1.10)	$0.04		$(1.06)
Basic and diluted weighted average number of common shares outstanding	9,549,435			9,549,435

Condensed Consolidated Statement of Cash Flows
For the Year Ended December 31, 2008

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(7,712,170)	$353,468	a, b, c,d	$(7,358,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	4,851,799	57,900	a,d	4,909,699
Issuance of common stock for funding and services
Convertible note issued for services	51,000	—		51,000
Amortization of deferred debt discount	463,722	9,564	c	473,286
Gain on derivative liability	(430,418)	(420,930)	b	(851,348)
Depreciation and amortization	57,610	—		57,610
Loss on disposal of fixed assets	15,576	—		15,576
(Increase) decrease in:
Accounts receivable	7,625	—		7,625
Prepaid expenses and other current assets	25,650	—		25,650
Accounts payable and accrued expenses	1,834,561	2		1,834,559
Net cash used in continuing operating activities	(835,045)	—		(835,045)
Cash flows from investing activities: Investment in subsidiaries	(835,951)	—		(835,951)

Net cash used in continuing investing activities	(835,951)	—		(835,951)
Cash flows from financing activities:
Proceeds from long term loans	698,000	—		698,000
Proceeds from issuance of short term notes	497,000	—		497,000
Proceeds from convertible debenture	300,000	—		300,000
Proceeds from of line of credit	309,623	—		309,623
Repayment of short term notes	(110,000)	—		(110,000)
Repayment of line of credit	(16,000)	—		(16,000)
Proceeds from issuance of common stock	25,000	—		25,000
Proceeds from exercise of warrants	375	—		375
Stock placed in escrow	(450)	—		(450)
Net cash provided by continuing financing activities	1,703,548	—		1,703,548

Condensed Consolidated Statement of Cash Flows (Continued)
For the Year Ended December 31, 2008

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from discontinued operations:
Net cash used in operating activities	(734,896)	1		(734,895)
Net cash provided by investing activities	835,895	—		835,895
Net cash used in financing activities	(101,000)	—		(101,000)
Net cash used in discontinued operations	(1)	1		—
Net increase in cash and cash equivalents	32,551	—		32,551
Cash and cash equivalents at beginning of period	—	—		—
Cash and cash equivalents at end of period — continuing operations	$32,551	$—		$32,551

(a)	The issuance of 150,000 shares to an investor was shown as $60,000 in expenses instead of beneficial conversion feature.

(b)

To record the $420,930 as gain (loss) on derivative liability resulting from the embedded conversion option associated with a convertible debenture issued on September 30, 2008 and from the Company’s outstanding options and warrants. The embedded conversion option related to the convertible debenture is accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We have determined that the embedded conversion option is a derivative liability and causes the Company’s outstanding warrants and options to become derivative liabilities.

(c)	To correctly amortize the debt discount, i.e., a difference of $9,524 was under amortized earlier.
(d)	$117,900 of the change in value of derivative liability was previously shown under general and administrative expenses.

Consolidated Balance Sheet
For the Year Ended December 31, 2008

Assets	As Previously Reported	Adjustment	Reference	As Restated
Current assets:
Cash	$32,551	$—		$32,551
Accounts receivable	11,582	—		11,582
Prepaid expenses and other current assets	77,220	—		77,220
Current assets of discontinued operations	5,582	—		5,582
Total current assets	126,935	—		126,935

Fixed assets, net	84,271	—		84,271
Deposits and other assets	94,855	—		94,855
Total assets	$306,061	—		$306,061

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$3,525,849	$—		$3,525,849
Convertible debentures (net of deferred debt discount of $159,562 at December 31, 2008)	191,438	(3,188)	a	188,250
Short term notes	487,000	—		487,000
Current maturities of long term debt (net of deferred debt discount of $69,556 at December 31, 2008)	753,444	—		753,444
Lines of credit — related parties	1,203,623	—		1,203,623
Derivative liability	331,268	—		331,268
Current liabilities of discontinued operations	2,330,912	—		2,330,912
Total current liabilities	8,823,534	(3,188)		8,820,346

Consolidated Balance Sheet (Continued)
For the Year Ended December 31, 2008

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding at December 31, 2008	—	—		—
Common stock, 100,000,000 shares authorized, $0.001 par value, 10,511,865 issued and 10,061,865 outstanding at December 31, 2008	10,512	—		10,512
Additional paid-in capital	47,207,568	(398,250)	b	46,809,318
Shares to be issued	—	47,970	c	47,970
Shares held under escrow (450,000 shares)	(450)			(450)
Accumulated deficit	(55,735,103)	353,468	b	(55,381,635)
Total stockholders’ deficiency	(8,517,473)	3,188		(8,514,285)

Total liabilities and stockholders’ deficiency	$306,061	$—		$306,061

(a)

Correction of deferred debt discount.

(b)

Correction of earlier debt discount of $338,250 shown as credited to Additional paid-in capital instead of Derivative liability.

(c)

Correction of issuance of 150,000 shares to investor for $60,000 shown as expenses and credited to Additional paid-in capital, now rectified and shown as beneficial conversion feature.  These shares are shown as shares to be issued.

NOTE 21 – DEFINED CONTRIBUTION PLAN

The Company has a defined contribution (401k) plan for its employees.  Under the plan, employees are eligible for a Company match of 100% of the first 3% of pre-tax salary contributed to the plan and a 50% match on the next 3% of their contribution.  Due to the cash flow limitations of the Company, the match was suspended for 2009 and will only be re-instated when business conditions improve and reinstatement is warranted.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company has secured additional financing from eight parties in the aggregate amount of $452,500 net of undeposited funds.

Subsequent to December 31, 2009, the Company issued 224,997 shares of common stock for the cashless exercise of an investor warrant.

Subsequent to December 31, 2009, the Company issued 3,078,994 shares of common stock for the conversion of notes and accrued interest.

Subsequent to December 31, 2009, the Company issued 300,000 shares of common stock to a consultant for services rendered.

On April 8, 2010, James G. Brakke was appointed to the positions of Co-Chairman and Chief Executive Officer of the Company.

Subsequent events have been evaluated through April 14, 2010, the date that the financial statements were issued.