Form 10-Q
period 2010-03-31
DEBT RESOLVE INC
filed 2010-05-24
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

(914) 949-5500
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of May 24, 2010, 51,253,071 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.
TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash	$81,400	$-
Accounts receivable, net	26,107	11,253
Prepaid and other current assets	153,239	187,562
Total current assets	260,746	198,815

Fixed assets, net	27,690	37,968
Deposits and other assets	-	35,000
Total assets	$288,436	$271,783

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$48,517	$62,306
Accounts payable and other accrued liabilities	2,641,908	2,761,556
Convertible debentures	311,000	320,050
Short term notes, net of unamortized deferred debt discount of $20,000 and $-0- as of March 31, 2010 and December 31, 2009, respectively	385,820	304,225
Current maturities on long-term debt	657,867	823,000
Lines of credit, related parties	157,000	157,000
Total current liabilities	4,202,112	4,428,137

Long term debt:
Convertible long-term notes, net of unamortized deferred debt discount of $879,170 and $714,940 as of March 31, 2010 and December 31, 2009, respectively	132,834	169,560
Derivative liability	9,779,387	7,518,056
Total liabilities	14,114,333	12,115,753

COMMITMENTS AND CONTINGENCIES
Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 45,474,375 and 39,898,584 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	45,474	39,899
Additional paid in capital	57,921,635	56,610,021
Accumulated deficit	(71,793,006)	(68,493,890)
Total stockholders' deficiency	(13,825,897)	(11,843,970)

Total liabilities and stockholders' deficiency	$288,436	$271,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2010	2009
		(restated)
REVENUES:	$29,826	$24,495

Costs and expenses:
Payroll and related expenses	137,346	192,241
Selling, general and administrative expenses	1,470,524	277,973
Depreciation and amortization	10,279	12,279
Total costs and expenses	1,618,149	482,493

Net loss from operations	(1,588,323)	(457,998)

Other income (expense):
Interest expense	(71,079)	(92,548)
Amortization of debt discounts	(389,524)	(190,616)
(Loss) gain on change in fair value of derivative liability	(1,262,671)	68,409
Other income (expense):	12,481	-
Net loss before provision for income taxes	(3,299,116)	(672,753)
Income tax (benefit)	-	-
Net loss	$(3,299,116)	$(672,753)
Net loss per common share (basic and diluted)	$(0.08)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	42,268,577	11,487,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
|FROM JANUARY 1, 2009 THROUGH MARCH 31, 2010
(unaudited)

	Preferred stock		Common stock		Additional Paid In	Common Stock to	Shares Held Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, January 1, 2009	-	$-	10,061,865	$10,512	$46,809,318	$47,970	$(450)	$(55,381,635)	$(8,514,285)
Capital contributed from the grant of stock and options to employees	-	-	50,000	50	230,300	-	-	-	230,350
Common stock issued for services rendered	-	-	5,950,000	5,950	461,550	-	-	-	467,500
Common stock issued to employees and directors to convert notes and accrued interest and payroll	-	-	15,462,830	15,463	4,764,185	-	-	-	4,779,648
Common stock issued to vendors for accrued payables	-	-	1,406,160	1,406	434,382	-	-	-	435,788
Common stock issued in settlement of convertible notes and accrued interest	-	-	1,814,312	1,815	417,383	-	-	-	419,198
Common stock issued to directors for services rendered and for a director consultant contract modification	-	-	3,936,000	3,936	846,314	-	-	-	850,250
Issuance of 150,000 shares accrued in 2008	-	-	150,000	150	47,820	(47,970)	-	-	-
Issuance of common stock in exchange for options and warrants exercised	-	-	617,417	617	179,557	-	-	-	180,174
Release of shares held in escrow	-	-	450,000	-	112,050	-	450	-	112,500
De-incorporation of discounted operations	-	-	-	-	2,307,162	-	-	-	2,307,162
Net loss	-	-	-	-	-	-	-	(13,112,255)	(13,112,255)

	Preferred stock		Common stock		Additional Paid In	Common Stock to	Shares Held Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, December 31, 2009	-	$-	39,898,584	$39,899	$56,610,021	$-	$-	$(68,493,890)	$(11,843,970)

Common stock issued for exercise of warrants cashless basis	-	-	224,997	225	(225)	-	-	-	-
Common stock issued for services rendered	-	-	300,000	300	83,100	-	-	-	83,400
Common stock issued in settlement of convertible notes and accrued interest	-	-	4,170,794	4,170	941,129	-	-	-	945,299
Common stock issued for anti dilution relating to convertible notes	-	-	880,000	880	261,360	-	-	-	262,240
Fair value of options issued to employees for services	-	-	-	-	26,250	-	-	-	26,250
Net loss	-	-	-	-	-	-	-	(3,299,116)	(3,299,116)
Balance, March 31, 2010	-	$-	45,474,375	$45,474	$57,921,635	$-	$-	$(71,793,006)	$(13,825,897)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,299,116)	$(672,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,279	12,279
Amortization of debt discounts	389,524	190,616
Fair value of options issued for services	26,250	-
Fair value of warrants issued for services	424,910	-
Loss on debt conversion on extinguishment of debt	355,705	-
Common stock issued for services rendered	345,640	12,500
Loss (gain) in change in fair value of derivative liability	1,262,671	31,591
Note payable issued for services rendered	20,000	-
Net (increase) decrease in:
Accounts receivable	(14,854)	(4,981)
Prepaid and other assets	69,323	116,538
Net increase (decrease) in:
Accounts payable and accrued expenses	35,763	190,521
Bank overdraft	(13,790)	-
Net cash used in continuing operations	(387,695)	(123,689)
Net cash provided by discontinued operations	-	1,071
Net cash used in operating activities	(387,695)	(122,618)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-
Net cash used in continuing investing activities	-	-
Net cash provided by discontinued investing activities	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	-
Proceeds from issuance of notes payable	-	90,500
Proceeds from issuance of short term notes	100,000	-
Repayment of short term notes	(18,405)	-
Proceeds from long term notes	387,500	-
Proceeds from lines of credit, related parties	-	-
Repayment of lines of credit, related parties	-	-
Proceeds from sale of common stock	-	-
Proceeds from exercise of options and warrants	-	-
Stock placed in escrow	-	-
Net cash provided by financing operations	469,095	90,500
Net (decrease) increase in cash and cash equivalents	81,400	(32,118)
Cash and cash equivalents at beginning of period	-	32,551
Cash and cash equivalents at end of period	$81,400	$433
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-
Non-cash transactions:
Equity based compensation	$345,640	$12,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 — BASIS AND BUSINESS PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Debt Resolve, Inc., (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including DRV Capital LLC, its wholly-owned subsidiary ("DRV Capital"). All significant intercompany balances and transactions have been eliminated in consolidation.

Debt Resolve, Inc. and subsidiary (the "Company") was incorporated under the laws of the State of Delaware in April 21, 1997. The Company offers its service as an Application Service Provider ("ASP") model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debt. To date, the Company has had minimal sales revenues, has incurred expenses and has sustained substantial losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2010, the Company has accumulated a deficit through its development stage of $71,793,006.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current year's presentation. These reclassifications had no effect on reported income or losses.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

To date, the Company has earned revenue from collection agencies, collection law firms and lenders that implemented our online system. The Company's current contracts provide for revenue based on a percentage of the amount of debt collected or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. For the early adopters of the Company's product, the Company has waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement. The Company is currently marketing our system to three primary markets. The first and second are financial institutions and collection agencies or law firms, our traditional markets. The Company is also expanding into healthcare, particularly hospitals, which is our third market.

In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, the Company postpones recognition of all contingent revenue until the client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using the Company's system and/or, for clients under a flat fee arrangement, the successful availability of the Company's system to its customers.

In addition, in accordance with ASC 605-10, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are identified separately.

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services. The Company has a concentration of credit risk as almost 100% of the balance of accounts receivable at December 31, 2009 and 2008 consists of only two customers or one customer, respectively. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of March 31, 2010 and December 31, 2009, no allowance for doubtful accounts has been booked.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations. Refer to Footnote 17 for further discussion regarding fair valuation.

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. The adoption of ASC 740-10 did not have a material impact on the Company's consolidated results of operations or financial condition.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation. Fully diluted shares outstanding were 74,238,245 and 69,087,559 for the three month periods ended March 31, 2010 and 2009, respectively.

Stock-based compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10") which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method.

Total stock-based compensation expense for the three month period ended March 31, 2010 and 2009 amounted to $109,650 and $12,500, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees. The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed. Due to the severe cash limitations that we have experienced, the match was suspended for 2009 and 2010 and will only be re-instated when business conditions warrant.

Reliance on Key Personnel and Consultants

The Company has only 4 full-time employees and one part-time employee. Additionally, there are approximately 12 consultants performing various specialized services. The Company is heavily dependent on the continued active participation of the President and key consultants. The loss of the President or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40") as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2010, conversion-related derivatives and the warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 395.91%; and risk free interest rate from 0.16% to 2.55%. The derivative liabilities are classified as long term liabilities.

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The standard is effective for interim and annual periods beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 "Technical Corrections to Various Topics" ("2010-08"). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In January 2010 the FASB issued Update No. 2010-06 "Fair Value Measurements and Disclosures–Improving Disclosures about Fair Value Measurements" ("2010-06"). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 "Compensation–Stock Compensation–Escrowed Share Arrangements and Presumption of Compensation" ("2010-05"). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the "SEC Staff") has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff's position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 "Accounting for Various Topics–Technical Corrections to SEC Paragraphs" ("2010-04"). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 "Accounting and Reporting for Decreases in Ownership of a Subsidiary–a Scope Clarification" ("2010-02") an update of ASC 810 "Consolidation." 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 "Accounting for Distributions to Shareholders with Components of Stock and Cash–a consensus of the FASB Emerging Issues Task Force" ("2010-03") an update of ASC 505 "Equity." 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,299,116 and $672,753 for the three month periods ended March 31, 2010 and 2009, respectively. Additionally, the Company has negative working capital of $3,941,366 as of March 31, 2010. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

 NOTE 3 - GOING CONCERN MATTERS (continued)

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

The Company's continued existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 4 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31, 2010	December 31, 2009
Employee advances	$26,500	$26,500
Un-deposited funds	75,000	75,000
Other prepaid expenses	51,739	86,062
Total	$153,239	$187,562

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31, 2010	December 31, 2009
Computer equipment	$106,917	$106,917
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	261,755	261,755
Less accumulated depreciation	(234,065)	(223,787)
Total	$27,690	$37,968

The Company uses the straight line method of depreciation over 3 to 5 years. During the three month periods ended March 31, 2010 and 2009, depreciation expense charged to operations was $10,279 and $12,279, respectively.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31, 2010	December 31, 2009
Accounts payable and accrued expenses	$2,045,070	$2,091,045
Accrued interest	198,999	272,685
Payroll and related accruals	397,839	397,826
Total	$2,641,908	$2,761,556

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 7 - CONVERTIBLE NOTES, SHORT TERM

On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month unsecured convertible debenture with a maturity date of March 31, 2009. This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009. The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008. Thereafter, interest is payable monthly in cash or stock. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. The Exchange Agreement called for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture, which were issued during the year ended December 31, 2009. In accordance with Accounting Standards Codification subtopic 470-50, Debt-Modifications and Extinguishments ("ASC 470-50"), the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied. The debenture was secured by an escrow of 450,000 shares of the common stock of the Company, which was held in escrow at the lender's attorney's office. These shares were released from escrow during the year ended December 31, 2009 in payment of the interest accrued through July 31, 2009 and a partial payment of the principal (see below). At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option, to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price. Conversion Price" means (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). The debenture was recorded net of a beneficial conversion feature of $252,030, based on the relative fair value of the conversion feature. The beneficial conversion feature was amortized over the term of the debenture. The debenture was also recorded net of a deferred debt discount of $47,970 as shares to be issued based on the relative fair value of the Exchange Shares. The deferred debt discount was also amortized over the term of the debenture. During the three months ended March 31, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature and deferred debt discount related to this debenture of $0 and $150,000, respectively.

On August 31, 2009, the Company repaid $30,950 in note principal and $23,322 in accrued interest by the issuance of 450,000 shares of Company common stock from treasury that were valued at the closing market price of $0.25 per share. Based on the $112,500 value of the shares issued, the Company recognized a $58,228 loss on extinguishment of the debt during the year ended December 31, 2009. On March 24, 2010, the Company repaid $9,050 in note principal and $3,096 in accrued interest by issuance of 222,447 shares of Company common stock that were valued at $0.26 per share. Based on a $57,836 value of the shares issued, the Company recognized a $45,691 loss on extinguishment of debt during the three months ended March 31, 2010. As of March 31, 2010, the outstanding balance on this convertible was $260,000. At the date of this report, the debenture has been paid in full and discharged.

On July 31, 2008, the Company agreed to pay the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor. Because of a delinquent payable with the Company's stock transfer agent, the shares were converted to a 6-month loan of $50,000 with a maturity date of January 31, 2009. The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash. At December 31, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for an unsecured convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000. The debenture carries interest at a rate of 12% per annum, with interest payable monthly in arrears in cash. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price. "Conversion Price" means (i) the average of the lowest three (3) bid prices for the Common Stock over a ten (10) Trading Day period ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%), provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock. The debenture was recorded net of a beneficial conversion feature of $51,000, based on the relative fair value of the conversion feature.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 7 - CONVERTIBLE NOTES, SHORT TERM (continued)

The beneficial conversion feature is being amortized over the term of the debenture. During the three month periods ended March 31, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $12,750, respectively. As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009. The Company has made the required monthly payments from August through December. The payments from January to March 2010 have not yet been made.

The Company has identified embedded derivatives related to the above notes. These embedded derivatives included certain conversion features and default provisions. The accounting treatment of derivative financial instruments requires that the Company determine fair value of the derivatives as of the inception date of the notes and to fair value them as of each subsequent balance sheet date.

NOTE 8 — SHORT TERM NOTES

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on an unsecured 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to July 31, 2009 for aggregate extension fees of $85,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note and was fully amortized by March 2008. This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company. On August 27, 2009, the Company repaid $65,000 of the outstanding balance on this note, the $85,000 of accrued extension fees and $19,003 in accrued interest by the issuance of 1,126,685 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $281,671 value of the shares issued, the Company recognized an $112,668 loss on extinguishment of the debt during the year ended December 31, 2009. As of March 31, 2010, the outstanding balance on this note was $35,000. The note is in default.

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note and was fully amortized in 2008. This note is guaranteed by Mr. Burchetta, a Company director. On April 10, 2008, the Company borrowed an additional $198,000 from this investor. Please see discussion below.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8 — SHORT TERM NOTES (continued)

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, the amortization expense was $0 and $8,600, respectively. This note is guaranteed by Mr. Burchetta, a Company director. As of March 31, 2010, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, amortization was $0 and $3,383, respectively. As of March 31, 2010, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

Between January 2008 and June 2009, an unaffiliated investor loaned the Company $79,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand. As of March 31, 2010, the remaining outstanding balance on the loan is $820.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an unsecured 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2010. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, amortization was $0 and $9,567, respectively. As of March 31, 2010, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank's prime rate (currently 5.25%) for 30 days. On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008. On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008. The note was subsequently extended to July 1, 2010 and is outstanding as of March 31, 2010. The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a Director of the Company.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, amortization was $0 and $6,317 respectively. As of December 31, 2009, this note had matured and was in default at that time. On February 11, 2010, the note and accrued interest were fully discharged through conversion to stock.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8 — SHORT TERM NOTES (continued)

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a "cashless" exercise feature. The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. During the year December 31, 2008, the Company recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default. This note is guaranteed by Mr. Burchetta, a Director of the Company. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses. As of March 31, 2010, this note has matured and is still outstanding and is in default at this time. On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock. The remaining principal balance after the payment is $257,867 (for both notes). The Company is in continuing discussions with the lender.

On December 4, 2009, an unaffiliated investor and consultant paid the Company's insurance premiums in the amount of $11,697. In compensation for this payment, the investor was repaid $12,750 on January 27, 2010. The investor also received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.15 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,750, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, amortization expense was $12,750 and $0, respectively.

On February 11, 2010, an unaffiliated investor and consultant loaned the Company $100,000 on a 30-day loan to assist in restructuring the balance sheet. The investor received a warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $100,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, amortization expense was $100,000 and $0, respectively.

On March 30, 2010, an unaffiliated investor and consultant loaned the Company $20,000 on a 30-day loan to assist with investor relations activities. The investor received a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three month periods ended March 31, 2010 and 2009, amortization expense was $0.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9 — LINES OF CREDIT RELATED PARTIES

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. ("Arisean"), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a former member of its Board of Directors. Borrowings under the line of credit were secured by the assets of the Company, subject to a subordination agreement, and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean's obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years, and they vested immediately. The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman's financing during 2008 and was expensed immediately. On September 25, 2009, the Company repaid the $576,000 outstanding balance on this line of credit and $109,456 in accrued interest by the issuance of 4,569,706 shares of Company common stock that were valued at the closing market price of $0.45 per share. Based on the $2,056,368 value of the shares issued, the Company recognized a $1,370,912 loss on extinguishment of the debt during the year ended December 31, 2009. Additionally, as of September 25, 2009, Arisean released its first lien on the assets of the Company, placing the new 2009 investors in first lien position (see Note 9). Interest expense accrued on this line of credit during 2009 was $50,703. As of March 31, 2010, the outstanding balance on this line of credit was $10,557 in remaining accrued interest.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve's Co-Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit were secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. On August 27, 2009, the Company repaid the $119,000 outstanding balance on this line of credit and $23,345 in accrued interest by the issuance of 948,970 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $237,242 value of the shares issued, the Company recognized a $94,897 loss on extinguishment of the debt during the year ended December 31, 2009. Interest expense accrued on this line of credit during 2009 was $9,311. As of March 31, 2010, the outstanding balance on this line of credit was $1,017 in remaining accrued interest. The Company also owed $124,099 of accrued expenses and $40,000 of accrued consulting fees to Mr. Burchetta as of March 31, 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9 — LINES OF CREDIT RELATED PARTIES (continued)

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vested immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount. On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share. Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt during the year ended December 31, 2009. On September 24, 2009, the Company entered into a short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 9% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model. Such discount was amortized over the term of the Note. During the three month periods ended March 31, 2010 and 2009, amortization was $15,000 and $0, respectively. Interest expense accrued on this loan as of March 31, 2010 was $12,938. As of March 31, 2010, the outstanding balance on this loan was $157,000.

On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit would bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. On

August 27, 2009, the Company repaid $158,202 of principal on this line of credit and $24,492 in accrued interest by the issuance of 1,217,966 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $304,491 value of the shares issued, the Company recognized a $121,797 loss on extinguishment of the debt in the year ended December 31, 2009. As of March 31, 2010, the outstanding balance owed to Mr. Montgomery is $214,385 in expenses plus $1,352 in accrued interest on the line of credit that was repaid and terminated.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 10 — CONVERTIBLE DEBENTURES

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Debentures with an interest rate of 14%. Of this total, $75,000 was shown under un-deposited funds under other current assets. The interest accrues and is payable at maturity, which range in dates from June 2012 to March 2013. The conversion price is set at $0.15 per share. The Debentures carry a first lien security interest. In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00. On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants. The exercise period of the warrants is five years. The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the three month periods ended March 31, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $228,551 and $0, respectively. As of March 31, 2010, $375,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $862,000.

During the three months ended March 31, 2010, unaffiliated investors loaned the Company an aggregate of $200,000 on three year Series B Convertible Debentures with an interest rate of 14%. During the period, $50,000 was repaid in cash, leaving a balance of $150,000 on these debentures at March 31, 2010. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debentures carry a first lien security interest with the debentures above. In addition, at conversion, the investors will receive 600,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days. The notes were recorded net of a deferred debt discount of $161,000, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the three month periods ended March 31, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $48,222 and $0, respectively.

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

NOTE 11 - DERIVATIVE LIABILITY

As described in Note 7 above, the Company's derivative financial instruments consist of embedded derivatives related to the short term Convertible Debentures. These embedded derivatives include certain conversion features indexed to the Company's common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40"), as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2010, conversion-related derivatives fair value of $3,102,208 and the warrants and option fair values of $6,677,178 were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 395.911%; and risk free interest rate from 0.06% to 2.55%. The derivative liabilities are classified as long term liabilities.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 12 — STOCKHOLDERS' EQUITY

Preferred Stock

At March 31, 2010 and December 31, 2009, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At March 31, 2010 and December 31, 2009, the Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 45,474,375 and 39,898,584 are issued and outstanding, respectively.

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

In connection with the Company's sale of a $300,000 convertible debenture on September 30, 2008, the Company was to issue 150,000 shares in compensation for the agreement exchanging the original note dated July 31, 2008 for the convertible debenture dated September 30, 2008. The Company issued the shares on September 15, 2009.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company's board of directors as compensation for their services and issued 333,334 shares to the Company's Interim CEO and President in satisfaction of an accrued bonus payable.

During the three month period ended March 31, 2010, the Company issued 4,170,794 shares of Company common stock to settle $589,595 in notes payable and accrued interest. The $945,300 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $589,595 in liabilities settled, and the Company recorded the difference as a $355,705 loss on extinguishment of the liabilities during the three month period ended March 31, 2010.

During the three month period ended March 31, 2010, the Company issued 880,000 shares of Company common stock to settle reset provisions contained in a private placement completed in August 2007. The $262,240 value of the shares, as determined by the closing price on the date of issuance, was charged to current period operations for the three month period ended March 31, 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 12 — STOCKHOLDERS' EQUITY (continued)

During the three month period ended March 31, 2010, the Company issued 224,997 shares upon the exercise of investor warrants on a cashless basis.

During the three month period March 31, 2010, the Company issued 300,000 shares of common stock as compensation for professional services rendered.

NOTE 13-WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00000004	2,400,000	3.88	0.00000004	2,400,000	$0.00000004
0.01	160,521	1.24	0.01	160,521	0.01
0.12	275,000	1.62	0.12	275,000	0.12
0.15	3,225,000	4.30	0.15	3,225,000	0.15
0.25	1,490,048	4.90	0.25	1,490,048	0.25
0.40	12,974,590	4.56	0.40	12,974,590	0.40
1.00	678,000	2.49	1.00	678,000	1.00
1.07	37,500	2.73	1.07	37,500	1.07
1.25	350,000	2.83	1.25	350,000	1.25
1.95	50,000	2.99	1.95	50,000	1.95
2.00	137,500	2.55	2.00	137,500	2.00
2.45	99,000	3.03	2.45	99,000	2.45
2.52	181,777	0.36	2.52	181,777	2.52
6.00	225,000	1.60	6.00	225,000	6.00
Total	22,283,936	4.3		22,283,936

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	3,840,455	$1.23
Issued	37,874,590	0.27
Exercised	(617,417)	0.00000004
Canceled or expired	(23,978,740)	0.00000004
Outstanding at December 31, 2009	17,118,888	0.36
Issued	5,440,048	0.24
Exercised	(225,000)	0.00000004
Canceled or expired	(50,000)	3.85
Outstanding at March 31, 2010	22,283,936	$0.44

In conjunction with the issuance of debt and settlement of Payable, the Company issued warrants to purchase an aggregate of 3,890,048 shares of common stock with an exercise price from $0.15 to $0.40 per share expiring five years from the date of issuance. The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

In conjunction with certain consulting services, the Company issued warrants to purchase an aggregate of 1,550,000 shares of common stock with an exercise prices from $0.15 to $0.40 per share expiring five years from the date of issuance. These warrants contain a "cashless exercise" feature. The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Non-Employee Options

The following table summarizes non employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.70	75,000	5.44	0.70	75,000	0.70
1.84	25,000	5.17	1.84	25,000	1.84
5.00	3,000	1.59	5.00	3,000	5.00
Total	103,000			103,000

 Transactions involving the Company's non employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	203,000	$3.02
Issued	--	--
Exercised	--	--
Canceled or expired	(100,000)	$5.00
Outstanding at December 31, 2009	103,000	$1.10
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at March 31, 2010	103,000	$1.10

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.19	1,000,000	6.35	$0.19	1,000,000	$0.19
0.20	125,000	3.00	0.20	125,000	0.20
0.80	350,000	4.84	0.80	350,000	0.80
1.00	350,000	5.29	1.00	350,000	1.00
1.25	1,334,500	2.26	1.25	1,334,500	1.25
1.40	350,000	5.20	1.40	350,000	1.40
1.50	887,500	1.46	1.50	887,500	1.50
1.63	20,000	5.21	1.63	20,000	1.63
1.84	10,000	5.17	1.84	10,000	1.84
4.75	203,000	4.07	4.75	203,000	4.75
5.00	2,326,934	5.38	5.00	2,326,934	5.00
10.00	20,000	3.49	10.00	20,000	3.74
Total	6,976,934	2.98		6,976,934

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	5,851,934	$5.89
Issued	1,000,000	0.19
Exercised	--
Canceled or expired	--
Outstanding at December 31, 2009	6,851,934	5.89
Issued	125,000	0.20
Exercised	--
Canceled or expired	--
Outstanding at March 31, 2010	6,976,934	$2.50

 The Board granted stock options to purchase 125,000 shares of common stock of the Company at an exercise price $0.20 with an exercise period of three years to a new advisory board member. The grant was valued using the Black-Scholes model and had a value of $26,250, which was fully expensed during the three month period ended March 31, 2010.

NOTE 14 -COMMITMENTS AND CONTINGENCIES

Litigation

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. The case has been on hold since the bankruptcy filing. On March 18, 2009, the Company filed a counterclaim in the bankruptcy court for legal malpractice and the defenses rose in the previously filed answer. The entire balance in dispute is in the accounts payable of the Company.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 14 -COMMITMENTS AND CONTINGENCIES (continued)

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,546 plus interest for consulting services rendered to us. On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,546 plus $2,539 in interest and $651 in costs, or a total of $27,735. A restraining order was served on the Company's bank account for the amount of the judgment. On March 10, 2009, a total of $12,839 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,896. This balance payable is in the accounts payable of the Company. Computer Task Group still has a hold on one of the Company's bank accounts.

On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383 plus interest for services allegedly rendered to us. The complaint was answered on February 23, 2009 raising various affirmative defenses. On April 8, 2010, the settlement payment of $28,000 was sent, and the case has been dismissed and closed.

On October 9, 2009, PR Newswire Association filed a complaint in New Jersey Special Civil Court, Hudson County against the Company for unpaid bills in the amount of $7,470. On March 22, 2010, a default judgment in the amount of $8,124 was entered. This balance is in the accounts payable of the Company.

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009. An answer was filed by the Company on December 20, 2009. On February 22, 2010, a motion for summary judgment was filed with the court by Patriot. An amended motion of summary judgment was filed on March 1, 2010 by Patriot. As of March 31, 2010, the unpaid amount remaining on the overdraft was $48,517. The Company is making monthly payments to reduce the overdraft through an allocated portion of its revenue. The entire amount in dispute is on the balance sheet of the Company under Bank Overdrafts.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Operating leases

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

NOTE 15 — EMPLOYMENT AGREEMENTS

James D. Burchetta

The Company had entered into an employment agreement on January 13, 2003 with James D. Burchetta under which he would devote substantially all of his business and professional time to us and our business development. The employment agreement with Mr. Burchetta was effective until January 13, 2013. The agreement provided Mr. Burchetta with an initial annual base salary of $240,000 and contained provisions for minimum annual increases based on changes in an applicable "cost-of-living" index. The employment agreement with Mr. Burchetta contained provisions under which his annual salary may increase to $600,000 if we achieved specified operating milestones and also provided for additional compensation based on the value of a transaction that results in a change of control, as that term is defined in the agreement. In the event of a change of control, Mr. Burchetta would be entitled to receive 25% of the sum of $250,000 plus 2.5% of the transaction value, as that term is defined in the agreement, between $5,000,000 and $15,000,000 plus 1% of the transaction value above $15,000,000.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 15 — EMPLOYMENT AGREEMENTS (continued)

The Company amended the employment agreement with Mr. Burchetta in February 2004, agreeing to modify his level of compensation, subject to its meeting specified financial and performance milestones. The employment agreement, as amended, provided that the base salary for Mr. Burchetta would be as follows: (1) if at the date of any salary payment, the aggregate amount of our net cash on hand provided from operating activities and net cash and/or investments on hand provided from financing activities is sufficient to cover our projected cash flow requirements (as established by our board of directors in good faith from time to time) for the following 12 months (the "projected cash requirement"), the annual base salary will be $150,000; and (2) if at the date of any salary payment, our net cash on hand provided from operating activities is sufficient to cover our projected cash requirement, the annual base salary will be $250,000, and increased to $450,000 upon the date upon which we complete the sale or license of our Debt Resolve system with respect to 400,000 consumer credit accounts. Under the terms of the amended employment agreement, no salary payments were made to Mr. Burchetta during 2004. The Company recorded compensation expense and a capital contribution totaling $150,000 in 2004, representing an imputed compensation expense for the minimum base salary amounts under the agreement with Mr. Burchetta, as if we had met the condition for paying his salary.

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

On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008. One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013. Consulting expense under the consulting agreement with Mr. Burchetta is recorded as general and administrative expenses in the unaudited condensed consolidated statement of operations and totaled $30,000 for the three months ended March 31, 2010 and $195,833 for the year ended December 31, 2009. Consulting expense for the year ended December 31, 2008 totaled $114,583. On August 27, 2009, the accrued consulting fees of $242,500 for the period July 2008 through July 2009 were converted to stock. On September 29, 2009 and effective as of August 1, 2009, the Company and Mr. Burchetta amended his consulting agreement from a full-time consulting position to a part-time consulting position. In addition, the monthly consulting fee was reduced from $20,833 per month to $10,000 per month. Finally, Mr. Burchetta waived the condition that his compensation exceeds that of the CEO by at least $25,000 per month and has comparable benefits. In return for the modifications to the contract with a termination date of January 13, 2013, Mr. Burchetta received 1,686,000 shares of stock, which represents the reduction in compensation during the remaining term of the agreement.

As of March 31, 2010, the Company owes Mr. Burchetta an aggregate of $40,000 under the consulting agreement.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 15 — EMPLOYMENT AGREEMENTS (continued)

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey stepped down as Interim CEO on April 12, 2010. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of March 31, 2010, the Company owes $158,333 in salary under the agreement.

Each of the employment agreements with Mr. Burchetta and Mr. Rainey also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property. In addition, Mr. Rainey's contract provides for a one year non-compete during the term of his severance.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in accrued liabilities and for a contract settlement owed to individuals, or an entity controlled by an individual, who were Company officers or directors or former officers or directors at the time of settlement. The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company, $221,515 in interest accrued thereon, and $242,500 in accounts payable for consulting services rendered. Related party interest for the three months ended March 31, 2010 was $4,645. Related party interest for the year ended December 31, 2009 was $105,109.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company's board of directors as compensation for their services valued at $428,750. Another executive received an option grant of 1,000,000 shares at an exercise price of $0.19 with a seven year life as compensation for services and in recognition of a promotion valued at $190,000.

Certain Company directors and a former officer personally guarantee the Company's notes payable and its' bank loan (Note 9).

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 17 - FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company's financial instruments as of March 31, 2010 which was recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability			$(9,779,387)

At March 31, 2010, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 18 — RESTATEMENT

The Company determined that an error had occurred in the accounting treatment of warrants issued for services, determination of the a beneficial conversion feature relating to convertible debt and the associated amortization. The following table reflects the changes for three months ended March 31, 2009:

Condensed Consolidated Statement of operations for the three months ended March 31, 2010:

	As filed:		Adjustments	As restated:
Revenues	$24,495			$24,495
Total costs and expenses	382,493	1	100.000	482,493
Net loss from operations	(357,998)		(100,000)	(457,998)
Interest expense	(92,548)			(92,548)
Amortization of debt discount	(232,638)2		42,022)	(190,616)
Gain on change in fair value of derivative liability	(31,591)		100,000	68,409
Net loss	(714,775)		42,022	(672,753)

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009:

	As filed:		Adjustments	As restated:
Cash flows from operating activities;
Net loss	(714,775)2		42,022	(672,753)
Amortization of debt discount	232,638	2	(42,022)	190,616
Interest paid from short term notes	20,500	3	(20,500)	-
Non changing items	359,519			359,519
Net cash used in operating activities	(102,118)		(20,500)	(122,618)
Cash flows from investing activities:	-		-	-
Cash flows from financing activities:
Proceeds from short term notes	70,000	3	20,500	90,500
Net cash provided by financing activities	70,000		20,500	90,500
Net decrease in cash and cash equivalents	(32,118)			(32,118)
Cash and cash equivalents, beginning of period	32,551			32,551
Cash and cash equivalent, end of period	433			433

(1) Correct charge for fair value of warrants issued for services

(2) Correct amortization of debt discounts

(3) Reclassification of interest settled in conjunction with financing activities

  DEBT RESOLVE, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  MARCH 31, 2010

  NOTE 19 — SUBSEQUENT EVENTS

  Subsequent to March 31, 2010, the Company has received $40,370 under short-term loans under which certain investors paid certain accounts payable of the Company. In conjunction with these loans, these investors were issued 403,702 warrants to purchase the common stock of the Company at an exercise price of $0.25.

  Subsequent to March 31, 2010, the Company has received $75,000 under the Series B Convertible Debentures from unaffiliated investors. These debentures are convertible at a conversion rate of $0.15 per share. Upon conversion, these investors will also receive 300,000 warrants to purchase the common stock of the Company at a price of $0.40 per share. These warrants, as described above, are callable when the stock of the Company trades at greater than $0.75 per share for 10 consecutive trading days.

  Subsequent to March 31, 2010, the Company has received $40,000 under Series C Convertible Debentures from unaffiliated investors. These debentures are convertible at a conversion rate of $0.15 per share. These investors were issued 400,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The conversion rate and warrant exercise price of this series has limited re-pricing rights if a subsequent offering occurs with certain conditions no later than June 30, 2010.

  As a result of the late repayment of the 60-day loan from William M. Mooney, a Director, dated September 24, 2009, the Company became liable for a $69,000 tax penalty on the loan as of April 15, 2010. As a result, the original $150,000 loan now has a total due of $219,000 less a $25,000 partial repayment on April 6, 2010, for a net balance on the loan of $194,000 due. In addition, Mr. Mooney was previously owed $7,000 on a prior line of credit, for a total due to Mr. Mooney of $201,000.

  On April 8, 2010, the Board appointed James G. Brakke, a director of the Company, to the position of Chief Executive Officer. Mr. Brakke will receive a salary of $120,000 a year, which accrues unpaid until the Company completes a single funding tranche of at least $1 million. Mr. Brakke also received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17 per share. At the same Board meeting, the Company granted 1,000,000 options to purchase the common stock of the Company at an exercise price of $0.17 per share for his service as Interim Chief Executive Officer of the Company. The remaining two Board members each received 1,000,000 options at the $0.17 exercise price for their service to the Board during 2009. All of the options have seven year terms. It is the custom of the Company to award Board options around the time of the 10-K filing of the Company each year.

  On April 7, 2010, $100,000 of the $260,000 remaining principal on a short term convertible note was converted into 1,831,502 shares of common stock of the Company. The remaining balance on the note after the conversion was $160,000.

  On May 17, 2010, the remaining $160,000 in principal and accrued interest of $6,669 was converted to 3,947,194 shares of the common stock of the Company. Following this conversion, the note was fully repaid and discharged.

  Item 2. Management's Discussion and Analysis or Plan of Operation

  Overview

  Prior to January 19, 2007, we were a development stage company. On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation ("First Performance"), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007. As a result, we are no longer considered a development stage entity.

  Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve™ system, our Internet-based bidding system that facilitates the settlement and collection of delinquent and defaulted consumer debt via the Internet. We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and now Asia. We intend to market our service to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online. We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors' e-mail addresses, facilitating the contact of debtors directly by e-mail. In addition, there are significant opportunities for us in healthcare with hospitals and large provider groups. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients' profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve™ system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

  Our revenues to date have been insufficient to fund our operations. We have financed our activities to date through our management's contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in six private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering. In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities. Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system.

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

  For the three months ending March 31, 2010 and the year ending December 31, 2009, we had inadequate revenues and incurred net losses of $3,299,116 and $13,115,424 from continuing operations, respectively. Cash used in operating activities of continuing operations was $387,695 for the three months ended March 31, 2010. Based upon projected operating expenses of approximately $80,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

  Subsequent to March 31, 2010, the Company has secured $154,550 in additional financing.

  Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

  Revenues

  Revenues totaled $29,826 and $24,495 for the three months ended March 31, 2010 and 2009, respectively. We earned revenue during the three months ended March 31, 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees. We earned revenue during the three months ended March 31, 2009 from contingency fee income, based on a percent of debt collected.

  Costs and Expenses

  Payroll and related expenses. Payroll and related expenses amounted to $137,346 for the three months ended March 31, 2010, as compared to $192,241 for the three months ended March 31, 2009, a decrease of $54,895. This decrease was due to having fewer employees in 2010 versus 2009. Salaries were $83,750 and $160,000 in the three months ended March 31, 2010 and 2009, respectively. Employee benefits were $18,859 and $17,142 in the three months ended March 31, 2010 and 2009, respectively. Employee stock compensation expense increased to $26,250 in the three months ended March 31, 2010 from $12,500 in the three months ended March 31, 2009, as there was a new grant in the 2010 period to a new Advisory Board member. Employment taxes were $8,487 and $2,599 during the three months ended March 31, 2010 and 2009, respectively, as most payrolls were accrued in 2009 and not paid.

  General and administrative expenses. General and administrative expenses amounted to $1,470,524 for the three months ended March 31, 2010, as compared to $277,973 for the three months ended March 31, 2009, an increase of $1,192,551. This increase was due to entirely to increases in fundraising costs associated with removing cash liabilities from our balance sheet and higher legal and accounting costs. Stock compensation to consultants was $83,400 and $0 for the three months ended March 31, 2010 and 2009, respectively. Occupancy was $3,000 and ($1,718) for the three months ended March 31, 2010 and 2009, respectively. Telecommunications was $13,302 and $20,161 for the three months ended March 31, 2010 and 2009, respectively, as we restructured to a lower cost system in 2009. Service fees were $1,013,675 and $171,974 for the three months ended March 31, 2010 and 2009, respectively, as we incurred higher fundraising expense for note conversions. Accounting increased to $55,475 for the three months ended March 31, 2010 from $0 for the three months ended March 31, 2009 due to not filing our 2008 10-K in the normal period. Travel, marketing, insurance and legal were $14,640, $1,898, $12,826 and $82,870 in the three months ended March 31, 2010 compared with $965, $1,273, $27,783 and $33,265 in the three months ended March 31, 2009. Miscellaneous general and administrative expenses were $3,439 and $24,144 for the three months ended March 31, 2010 and 2009, respectively, with higher extension fees on outstanding notes in 2008.

  Depreciation and amortization expense. For the three months ended March 31, 2010 and 2009, we recorded depreciation expense of $10,279 and $12,279, respectively. Depreciation expense for the three months ended March 31, 2010 is lower due to the full depreciation of some assets after March 31, 2009.

  Interest income (expense). We recorded interest income, interest expense and interest expense — related parties of $0, ($4,645) and ($66,434) for the three months ended March 31, 2010, respectively, compared to interest income, interest expense and interest expense — related parties of $0, ($35,614) and ($56,934), respectively, for the three months ended March 31, 2009.

  Amortization of deferred debt discount. Amortization expense of $389,524 and $190,617 was incurred for the three months ended March 31, 2010 and 2009, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable. Amortization expense increased due to the issuance of new notes after March 31, 2009.

  Gain/(Loss) on derivative liability. We recorded a loss on derivative liability of ($1,262,671) and a gain of $68,409 for the three months ended March 31, 2010 and 2009, respectively, for the revaluation of certain derivatives at March 31, 2010 and 2009. Our higher stock price at March 31, 2010 resulted in a large loss for the current period compared to the lower stock prices during the three months ended March 31, 2009.

  Liquidity and Capital Resources

  As of March 31, 2010, we had a working capital deficiency in the amount of $3,941,366 from operations and cash and cash equivalents totaling $81,399. We incurred a net loss of $3,299,116 from operations for the three months ended March 31, 2010. Net cash used in operating activities was $387,695 for the three months ended March 31, 2010. Cash flow provided by financing activities was $469,095 for the three months ended March 31, 2010. As of December 31, 2009, we had a working capital deficiency in the amount of $4,229,322 and cash and cash equivalents totaling $0. We incurred a net loss of $13,115,424 from continuing operations for the year ended December 31, 2009. Net cash used in operating and investing activities for continuing operations was $956,740 and $0, respectively for the year ended December 31, 2009. Cash flow provided by financing activities for continuing operations was $942,358 for the year ended December 31, 2009. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

  On January 27, 2010, an unaffiliated investor loaned the Company $125,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 1,250,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The exercise period of the warrant is five years.

  On February 11, 2010, an unaffiliated investor loaned the Company $100,000 on a one month short term loan with an interest rate of 12%. The interest accrues and is payable at maturity. In addition, the investor received 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share. The warrant has a "cashless" exercise provision. The exercise period of the warrant is five years.

  On March 9, 2010, an unaffiliated investor loaned the Company an additional $50,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 500,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The exercise period of the warrant is five years.

  On March 30, 2010, an unaffiliated investor loaned the Company an additional $25,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The exercise period of the warrant is five years.

  On March 30, 2010, an unaffiliated investor loaned the Company $30,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 300,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The exercise period of the warrant is five years.

  On March 30, 2010, an unaffiliated investor loaned the Company $22,500 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 225,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The exercise period of the warrant is five years.

  On March 30, 2010, an unaffiliated investor loaned the Company an additional $20,000 on a one month short term loan with an interest rate of 12%. The interest accrues and is payable at maturity. In addition, the investor received 200,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share. The warrant has a "cashless" exercise provision. The exercise period of the warrant is five years.

  On March 30, 2010, an unaffiliated investor loaned the Company $75,000 on a three year Convertible Debenture with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Debenture carries a first lien security interest. In addition, the investor received 750,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The exercise period of the warrant is five years. The $75,000 investment appears in the "undeposited funds" on the balance sheet, as the funds were received on April 1, 2010.

  Critical Accounting Policies and Estimates

  Use of estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on our management's judgment and available information and, consequently, actual results could be different from these estimates.

  Stock-based compensation

  The Company accounts for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10"). Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total stock-based compensation expense for the three months ended March 31, 2010 and 2009 amounted to $109,650 and $12,500, respectively. As of March 31, 2010, there was no unrecognized compensation cost.

  The Company accounts for the expected life of share options in accordance with the "simplified" method provisions ASC 718-10.

  Recent Accounting Pronouncements

  The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

  Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820" and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

  FASB ASC 805, Business Combinations ("ASC 805" and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

   FASB ASC 810, Consolidation ("ASC 810"), ASC 810-10-65, Transition and Open Effective Date Information ("ASC 810-10-65" and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

   FASB ASC 815, Derivatives and Hedging ("ASC 815"), ASC 815-10-65, Transition and Open Effective Date Information ("ASC 815-10-65"and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company's derivative and hedging activities.

  FASB ASC 350, Intangibles — Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information ("ASC 350-30-65" and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company's financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

   FASB ASC 715, Compensation — Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information ("ASC 715-20-65" and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company's disclosures regarding pension plan assets.

  FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information ("ASC 825-10-65" and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company's disclosures regarding the use of fair value in interim periods.

   FASB ASC 855, Subsequent Events ("ASC 855" and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively

  Statement Relating to Forward-Looking Statements

  This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on April 16, 2008, in the section labeled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

  Item 4T. Controls and Procedures

  Disclosure Controls and Procedures

  We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC. The executive who serves as our President and Chief Financial Officer has participated in such evaluation. Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

  Limitations on the Effectiveness of Controls

  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are not effective at the "reasonable assurance" level. The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

  Internal Control over Financial Reporting

  The Company's independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

  Management believes that its financial statements for the three months ended March 31, 2010 and 2009 fairly present, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2010, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383.21 plus interest for services allegedly rendered to us. The complaint was answered on February 23, 2009 raising various affirmative defenses. The case was settled for the payment of $28,000 on April 20, 2010 and has been dismissed and closed.

  On October 13, 2009, PR Newswire, a vendor, filed a complaint in the Superior Court of New Jersey, Special Civil Part, Hudson County, seeking damages of $7,470 plus interest for services provided to us. On March 22, 2010, a default judgment was entered against us in the amount of $8,124.16, which remains unpaid as of the date of this filing.

  On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from non-sufficient funds checks received from an investor on May 22 and May 29, 2009. Our attorneys are reviewing the matter. The entire amount remaining of $32,410 is in the accounts payable of the Company.

  From time to time, the Company is involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  Item 1A. Risk Factors

  As a "small reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  None

  Item 3. Defaults upon Senior Securities

  On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The note is secured by the assets of the Company. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note and was fully amortized in 2008. This note is guaranteed by Mr. Burchetta, a Company director. On April 10, 2008, the Company borrowed an additional $198,000 from this investor. Please see discussion below.

  On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount was amortized over the term of the note. During the three months ended March 31, 2010 and 2009, the Company recorded amortization of the debt discount related to this note of $0 and $8,600, respectively. This note is guaranteed by Mr. Burchetta, a Company director. As of March 31, 2010, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

  On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount was amortized over the term of the note. During the three months periods ended March 31, 2010 and 2009, amortization was $0 and $3,383, respectively. The investor loaned the Company an additional $100,000 on February 26, 2008. As of March 31, 2010, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

  On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2010. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2010 and 2009, the Company recorded amortization of the debt discount related to this note of $0 and $9,567, respectively. As of March 31, 2010, this note has matured and is still outstanding and is in default. The Company is in discussions with the lender.

  On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a "cashless" exercise feature. The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant. The debt discount is being amortized over the term of the note. During the three and nine months ended September 30, 2008, the Company recorded amortization of the debt discount related to this note of $73,425 and 88, 110, with the discount being fully amortized at September 30, 2008 due to the note being in default. This note is guaranteed by Mr. Burchetta. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses. As of March 31, 2010, this note has matured and is still outstanding and is in default. On February 12, 2010, the Company converted $74,867 of accrued interest through January 31, 2010 and $65,133 of principal on the note to stock. The remaining principal balance after the payment is $257,867 (for both notes). The investor signed a 90-day standstill on the note in consideration of the payment. The Company is in continuing discussions with the lender.

  On July 31, 2008, the Company agreed to give the attorney who arranged the above financing 50,000 shares of stock in the Company for introducing the investor. Because of a delinquent payable with the Company's stock transfer agent, the shares were converted to a 6 month loan of $50,000 with a maturity date of January 31, 2009. The note carried interest at a rate of 12% per annum, payable monthly in arrears in cash. At September 30, 2008, due to the inability of the Company to pay the interest on the note, the note was exchanged for a convertible debenture with the same maturity date of January 31, 2009 in the amount of $51,000. At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price. Conversion

  Price" means the (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%). As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009.

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

  Dated: May 24, 2010

DEBT RESOLVE, INC.

By:	/s/ James G. Brakke
James G. Brakke Co-Chairman and Chief Executive Officer (Principal executive officer)
By:	/s/ David M. Rainey
David M. Rainey President and Chief Financial Officer (Principal financial and accounting officer)