Form 10-Q
period 2010-06-30
DEBT RESOLVE INC
filed 2010-08-23
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 20, 2010, 69,219,259 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$661	$-
Accounts receivable, net	32,915	11,253
Prepaid and other current assets	83,763	187,562
Total current assets	117,339	198,815

Fixed assets, net	18,814	37,968
Deposits and other assets	-	35,000

Total assets	$136,153	$271,783

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$27,742	$62,306
Accounts payable and other accrued liabilities	2,362,446	2,761,556
Convertible debentures	41,000	320,050
Short term notes	470,370	304,225
Current maturities on long-term debt	657,867	823,000
Lines of credit, related parties	201,000	157,000
Total current liabilities	3,760,425	4,428,137

Long term debt:
Convertible long-term notes, net of deferred debt discount of $973,408 and $766,389 as of June 30, 2010 and December 31, 2009, respectively	193,591	169,560
Derivative liabilities	2,563,324	7,518,056
Total liabilities	6,517,340	12,115,753

COMMITMENTS AND CONTINGENCIES

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 54,219,259 and 39,898,584 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	54,219	39,899
Additional paid in capital	59,786,052	56,610,021
Accumulated deficit	(66,221,458)	(68,493,890)
Total stockholders' deficiency	(6,381,187)	(11,843,970)

Total liabilities and stockholders' deficiency	$136,153	$271,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(restated)		(restated)

REVENUES:	$30,466	$13,967	$60,292	$38,462

Costs and expenses:
Payroll and related expenses	1,084,891	183,134	1,222,237	375,375
Selling, general and administrative expenses	264,868	25,089	1,735,392	303,062
Depreciation and amortization	8,875	12,230	19,154	24,509
Total costs and expenses	1,358,634	220,453	2,976,783	702,946

Net loss from operations	(1,328,168)	(206,486)	(2,916,491)	(664,484)

Other income (expense):
Interest expense	(263,593)	(86,745)	(334,672)	(179,293)
Amortization of debt discounts	(207,590)	(30,646)	(597,114)	(221,262)
(Loss) gain on change in fair value of derivative liability	7,075,143	(890,077)	5,812,472	(821,668)
Other, net:	295,756	-	308,237	-
Total other income (expense):	6,899,716	(1,007,468)	5,188,923	(1,222,223)

Net loss before provision for income taxes	5,571,548	(1,213,954)	2,272,432	(1,886,707)

Income tax (benefit)	-	-	-	-

Net income (loss) from continuing operations	5,571,548	(1,213,954)	2,272,432	(1,886,707)
Income from discontinued operations	-	3,328	-	3,328

Net Income (loss)	$5,571,548	$(1,210,626)	$2,272,432	$(1,883,379)

Net Income (loss) per common share (basic)-Note 1
Continuing operations	$0.11	$(0.10)	$0.05	$(0.16)
Discontinued operations	$-	$0.00	$-	$0.00
Total	$0.11	$(0.10)	$0.05	$(0.16)

Net (loss) per common share (fully diluted)-Note 1
Continuing operations	$(0.02)	$(0.10)	$(0.05)	$(0.16)
Discontinued operations	$-	$0.00	$-	$0.00
Total	$(0.02)	$(0.10)	$(0.05)	$(0.16)

Weighted average number of common shares outstanding, basic-Note 2	49,843,776	12,464,804	46,077,102	11,978,616

Weighted average number of common shares outstanding, fully diluted-Note 2	75,182,381	12,464,804	62,940,707	11,978,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2010 THROUGH JUNE 30, 2010
(unaudited)

							Shares
					Additional	Common	Held
	Preferred stock		Common stock		Paid In	Stock to	Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, December 31, 2009	-	$-	39,898,584	$39,899	$56,610,021	$-	$-	$(68,493,890)	$(11,843,970)
Common stock issued for exercise of warrants cashlessly	-	-	224,997	225	(225)	-	-	-	-
Common stock issued for services rendered	-	-	300,000	300	83,100	-	-	-	83,400
Common stock issued in settlement of convertible notes and accrued interest	-	-	10,415,679	10,415	1,639,046	-	-	-	1,649,461
Common stock issued for anti dilution relating to convertible notes	-	-	880,000	880	261,360	-	-	-	262,240
Common stock issued in exchange for options and warrants exercised	-	-	2,499,999	2,500	214,500	-	-	-	217,000
Fair value of options issued to employees for services	-	-	-	-	978,250	-	-	-	978,250
Net income	-	-	-	-	-	-	-	2,272,432	2,272,432
Balance, June 30, 2010	-	$-	54,219,259	$54,219	$59,786,052	$-	$-	$(66,221,458)	$(6,381,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) from continuing operations	$2,272,432	$(1,886,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,154	24,509
Amortization of debt discounts	597,114	221,263
Fair value of options issued for services	978,249	-
Fair value of warrants issued for services	528,645	-
Fair value of warrants issued in settlement of litigation	25,000	-
Interest expense in excess of beneficial conversion feature	177,280	-
Loss on debt conversion on extinguishment of debt	27,359	-
Common stock issued for services rendered	561,640	137,850
Notes payable issued for services	20,000	37,000
Note payable issued for extinguishment of debt	69,000	-
Loss (gain) in change in fair value of derivative liability	(5,812,472)	821,668
Net (increase) decrease in:
Accounts receivable	(21,662)	2,775
Prepaid and other assets	138,799	112,692
Net increase (decrease) in:
Accounts payable and accrued expenses	(224,958)	336,710
Bank overdraft	(34,564)	-
Net cash used in continuing operations	(678,984)	(192,240)
Net cash used by discontinued operations	-	(14,999)
Net cash used in operating activities	(678,984)	(207,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	100,000
Proceeds from issuance of notes payable	-	70,000
Proceeds from issuance of short term notes	165,370	-
Repayment of short term notes	(44,225)	-
Proceeds from long term notes	557,500	-
Proceeds from lines of credit, related parties	-	5,100
Proceeds from exercise of options and warrants	1,000	-
Net cash provided by financing operations	679,645	175,100

Net (decrease) increase in cash and cash equivalents	661	(32,139)
Cash and cash equivalents at beginning of period	-	32,551

Cash and cash equivalents at end of period	$661	$412

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature transfer from derivative liability	$855,582	$-
Common stock issued for debt conversion	$744,183	$-
Note payable issued for accrued expenses	$25,000	$-
Common stock issued for accrued interest	$149,152	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 — BASIS AND BUSINESS PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Debt Resolve, Inc., (the "Company"), have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information  necessary for a fair presentation of financial position, results of operations and cash flows in conformity with  generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company.  As of June 30, 2010, the Company has no subsidiaries.

Debt Resolve, Inc. (the "Company") was incorporated under the laws of the State of Delaware in April 21, 1997.  The Company offers its service as an Application Service Provider ("ASP") model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems.  Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debt.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk as almost 100% of the balance of accounts receivable at June 30, 2010 and December 31, 2009. We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly.  Management determines collectability based on their experience and knowledge of the customers.  As of June 30, 2010 and December 31, 2009, no allowance for doubtful accounts has been booked.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes relate to debt costs.  The adoption of ASC 740-10 did not have a material impact on the Company's consolidated results of operations or financial condition.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issued upon the conversion of convertible debt, stock options and warrants have been included as common stock equivalents in the diluted loss per share for the three and six month periods ended June 30, 2010.  Fully diluted shares outstanding were 54,214,703 and 53,728,515 for the three and six month periods ended June 30, 2010 and 2009, respectively.

Fully diluted loss per share for the three and six months ended June 30, 2010 is as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net income for the period	$5,571,548	$2,272,432
Less:
Gain on change in derivative liability, net of discount	(6,867,553)	(5,215,358)
Net diluted loss	$(1,296,005)	$(2,942,926)

Weighted average number of fully diluted common shares outstanding	75,182,381	62,940,707

Fully diluted loss per common share:	$(0.02)	$(0.05)

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Total stock-based compensation expense for the three months ended June 30, 2010 and 2009 amounted to $952,000 and $5,350, respectively, and for the six months ended June 30, 2010 and 2009 amounted to $978,250 and $17,850, respectively.

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

Reliance on Key Personnel and Consultants

The Company has only 5 full-time employees and one part-time employee. Additionally, there are approximately 10 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of the President and key consultants.  The loss of the President or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to certain Convertible Debentures.  These embedded derivatives include certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40") as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  As of June 30, 2010, conversion-related derivatives and the warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 346.16%; and risk free interest rate from 0.18% to 1.79%.  The derivative liabilities are classified as long term liabilities.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred an operating net loss of $1,328,168 and $2,916,491 for the three and six month periods ended June 30, 2010, respectively.  Additionally, the Company has current liabilities in excess of current assets (working capital) of $3,643,086 as of June 30, 2010 and a cumulative deficit of $66,221,458. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

 NOTE 3 - GOING CONCERN MATTERS (continued)

On August 12, 2010, the Company closed a first round of funding through a Private Placement Memorandum (PPM) for gross proceeds of $1,500,000.  The Company expects there to be future closings under the PPM.

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

NOTE 4 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2010 and December 31, 2009 are comprised of the following:

	June 30, 2010	December 31, 2009
Employee advances	$64,406	$26,500
Un-deposited funds	-	75,000
Other prepaid expenses	19,357	86,062
Total	$83,763	$187,562

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 are comprised of the following:

	June 30, 2010	December 31, 2009
Computer equipment	$106,917	$106,917
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	261,755	261,755
Less accumulated depreciation	(242,941)	(223,787)
Total	$18,814	$37,968

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5 - PROPERTY AND EQUIPMENT (continued)

The Company uses the straight line method of depreciation over 3 to 5 years. During the three and six month periods ended June 30, 2010, depreciation expense charged to operations was $8,875 and $19,154, respectively; during the three and six month periods ended June 30, 2009, depreciation expense charged to operations was $12,230 and $24,509, respectively.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2010 and December 31, 2009 are comprised of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$1,587,352	$2,091,045
Accrued interest	265,778	272,685
Payroll and related accruals	509,316	397,826
Total	$2,362,446	$2,761,556

NOTE 7 - CONVERTIBLE NOTES, SHORT TERM

On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month unsecured convertible debenture with a maturity date of March 31, 2009.  This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009.  The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008.  Thereafter, interest is payable monthly in cash or stock.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The Exchange Agreement called for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture, which were issued during the year ended December 31, 2009. In accordance with Accounting Standards Codification subtopic 470-50, Debt-Modifications and Extinguishments ("ASC 470-50"), the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied.  The debenture was secured by an escrow of 450,000 shares of the common stock of the Company, which was held in escrow at the lender's attorney's office.  These shares were released from escrow during the year ended December 31, 2009 in payment of the interest accrued through July 31, 2009 and a partial payment of the principal (see below).  At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option, to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price.  Conversion Price" means (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%).  The debenture was recorded net of a beneficial conversion feature of $252,030, based on the relative fair value of the conversion feature.  The beneficial conversion feature was amortized over the term of the debenture.  The debenture was also recorded net of a deferred debt discount of $47,970 as shares to be issued based on the relative fair value of the Exchange Shares.  The deferred debt discount was also amortized over the term of the debenture.  During the six months ended June 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature and deferred debt discount related to this debenture of $0 and $150,000, respectively.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 - CONVERTIBLE NOTES, SHORT TERM (continued)

On August 31, 2009, the Company repaid $30,950 in note principal and $23,322 in accrued interest by the issuance of 450,000 shares of Company common stock from treasury that were valued at the closing market price of $0.25 per share.  Based on the $112,500 value of the shares issued, the Company recognized a $58,228 loss on extinguishment of the debt during the year ended December 31, 2009.  On February 16, 2010, the Company repaid $16,917 of accrued interest by issuance of 211,462 shares of Company common stock that were valued at $$0.31 per share.  On March 24, 2010, the Company repaid $9,050 in note principal and $3,096 in accrued interest by issuance of 222,447 shares of Company common stock that were valued at $0.26 per share.  On April 7, 2010, the Company repaid $100,000 in note principal by issuance of 1,831,502 shares of Company common stock that were valued at $0.17 per share.  On May 17, 2010, the Company repaid $160,000 in note principal and $6,669 in accrued interest by issuance of 3,947,194 shares of Company common stock that were valued at $0.085 per share.  As of June 30, 2010, the debenture has been paid in full and discharged.

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the six month periods ended June 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $464, respectively.  As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009. The Company has made the required monthly payments from August through December, at which time payments ceased due to cash flow.  On May 21, 2010, the Company repaid $10,000 in note principal by issuance of 285,714 shares of Company common stock that were valued at $0.035 per share. On August 16, 2010, the note was fully discharged.

The Company has identified embedded derivatives related to the above notes. These embedded derivatives included certain conversion features and default provisions. The accounting treatment of derivative financial instruments requires that the Company determine fair value of the derivatives as of the inception date of the notes and to fair value them as of each subsequent balance sheet date. For the three and six months ended June 30, 2010, the Company recognized gains on changes in the fair value of derivatives of $7,075,143 and $5,812,472, respectively and for the three and six months ended June 30, 2009, the Company incurred a charge to operations of $(890,077) and $(821,668). This is discharged as of August 16, 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 — SHORT TERM NOTES

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on an unsecured 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to July 31, 2009 for aggregate extension fees of $85,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note and was fully amortized by March 2008. This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company. On August 27, 2009, the Company repaid $65,000 of the outstanding balance on this note, the $85,000 of accrued extension fees and $19,003 in accrued interest by the issuance of 1,126,685 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $281,671 value of the shares issued, the Company recognized an $112,668 loss on extinguishment of the debt during the year ended December 31, 2009. As of June 30, 2010, the outstanding balance on this note was $41,000.  The balance was paid on August 13, 2010.

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, the amortization expense was $0 and $17,200, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of June 30, 2010, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013.  The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization was $0 and $6,768, respectively.  As of June 30, 2010, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 — SHORT TERM NOTES (continued)

Between January 2008 and June 2009, an unaffiliated investor loaned the Company $79,000 on a short term basis. The interest rate is 12% per annum, and the loan is repayable on demand.  As of June 30, 2010, this note has been paid in full.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an unsecured 18-month note with a maturity date of August 26, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2010.  In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013.  The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization was $0 and $19,133, respectively.  As of June 30, 2010, this note has matured and is still outstanding and is in default at this time. The Company is in discussions with the lender.

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank's prime rate (currently 5.25%) for 30 days.  On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008.  On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008.  The note was subsequently extended to October 1, 2010 and is outstanding as of June 30, 2010.  The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a Director of the Company.

On March 27, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of September 27, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.95 and an expiration date of March 27, 2013. The note was recorded net of a deferred debt discount of $37,900, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the six month periods ended June 30, 2010 and 2009, amortization was $0 and $12,633 respectively. As of December 31, 2009, this note had matured and was in default at that time. On February 11, 2010, the note and accrued interest were fully discharged through conversion to stock.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 — SHORT TERM NOTES (continued)

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, the Company recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  As of June 30, 2010, this note has matured and is still outstanding and is in default at this time.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  The remaining principal balance after the payment is $257,867 (for both notes) plus subsequent accrued interest to date. The Company is in continuing discussions with the lender.

On December 4, 2009, an unaffiliated investor and consultant paid the Company's insurance premiums in the amount of $11,697. In compensation for this payment, the investor was repaid $12,750 on January 27, 2010. The investor also received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.15 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,750, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the six month periods ended June 30, 2010 and 2009, amortization expense was $12,750 and $0, respectively.

On February 11, 2010, an unaffiliated investor and consultant loaned the Company $100,000 on a 30-day loan to assist in restructuring the balance sheet. The investor received a warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $100,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the six month periods ended June 30, 2010 and 2009, amortization expense was $100,000 and $0, respectively.

On March 30, 2010, an unaffiliated investor and consultant loaned the Company $20,000 on a 30-day loan to assist with investor relations activities. The investor received a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the six month periods ended June 30, 2010 and 2009, amortization expense was $20,000 and $0, respectively.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 — SHORT TERM NOTES (continued)

On May 12, 2010, an unaffiliated investor and consultant loaned the Company $10,000 on a 30-day loan to pay a vendor.  The investor received a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $8,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $8,000 and $0, respectively.

On May 14, 2010, an unaffiliated investor loaned the Company $17,870 on a 30-day loan to pay two vendors.  The investor received a warrant to purchase 178,870 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $16,083, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $16,083 and $0, respectively.

On May 19, 2010, an unaffiliated investor loaned the Company $25,000 on a 30-day loan.  The investor received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $20,000 and $0, respectively.

On May 21, 2010, an unaffiliated investor loaned the Company $12,500 on a 30-day loan.  The investor received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,500, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $12,500 and $0, respectively.

NOTE 9 — LINES OF CREDIT RELATED PARTIES

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. ("Arisean"), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a former member of its Board of Directors. Borrowings under the line of credit were secured by the assets of the Company, subject to a subordination agreement, and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean's obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years, and they vested immediately. The option expense of $227,500 was treated as deferred debt discount in

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 — LINES OF CREDIT RELATED PARTIES (continued)

association with Mr. Brofman's financing during 2008 and was expensed immediately. On September 25, 2009, the Company repaid the $576,000 outstanding balance on this line of credit and $109,456 in accrued interest by the issuance of 4,569,706 shares of Company common stock that were valued at the closing market price of $0.45 per share. Based on the $2,056,368 value of the shares issued, the Company recognized a $1,370,912 loss on extinguishment of the debt during the year ended December 31, 2009. Additionally, as of September 25, 2009, Arisean released its first lien on the assets of the Company, placing the new 2009 investors in first lien position (see Note 10). Interest expense accrued on this line of credit during 2009 was $50,703. As of June 30, 2010, the outstanding balance on this line of credit was $10,557 in remaining accrued interest.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve's Co-Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit were secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. On August 27, 2009, the Company repaid the $119,000 outstanding balance on this line of credit and $23,345 in accrued interest by the issuance of 948,970 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $237,242 value of the shares issued, the Company recognized a $94,897 loss on extinguishment of the debt during the year ended December 31, 2009. Interest expense accrued on this line of credit during 2009 was $9,311. As of June 30, 2010, the outstanding balance on this line of credit was $1,017 in remaining accrued interest. The Company also owed $126,803 of accrued expenses and $54,000 of accrued consulting fees to Mr. Burchetta as of June 30, 2010.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vested immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount. On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share. Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt during the year ended December 31, 2009. On September 24, 2009, the Company entered into a short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 9% per annum, with interest accrued and payable on maturity. The Note was due on

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 — LINES OF CREDIT RELATED PARTIES (continued)

November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.  During the six month periods ended June 30, 2010 and 2009, amortization was $0.  On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  Interest expense accrued on this loan as of June 30, 2010 was $18,683.  As of June 30, 2010, the outstanding balance on this loan was $201,000.

On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit would bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. On August 27, 2009, the Company repaid $158,202 of principal on this line of credit and $24,492 in accrued interest by the issuance of 1,217,966 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $304,491 value of the shares issued, the Company recognized a $121,797 loss on extinguishment of the debt in the year ended December 31, 2009. As of June 30, 2010, the outstanding balance owed to Mr. Montgomery is $214,385 in expenses plus $1,352 in accrued interest on the line of credit that was repaid and terminated.

NOTE 10 — CONVERTIBLE DEBENTURES

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from June 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest.  In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six month periods ended June 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $326,190 and $464, respectively.  As of June 30, 2010, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 — CONVERTIBLE DEBENTURES (continued)

During the six months ended June 30, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Debentures with an interest rate of 14%.  During the period, $50,000 was repaid in cash, leaving a balance of $225,000 on these debentures at June 30, 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six month periods ended June 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $73,809 and $0, respectively.

During the six months ended June 30, 2010, unaffiliated investors loaned the Company an aggregate of $105,000 on three year Series C Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, the investors received 1,350,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  The notes were recorded net of a deferred debt discount of $105,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six month periods ended June 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $2,378 and $0, respectively.

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

NOTE 11 - DERIVATIVE LIABILITY

As described in Note 7 above, the Company's derivative financial instruments consist of embedded derivatives related to the short term Convertible Debentures. These embedded derivatives include certain conversion features indexed to the Company's common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40"), as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2010, conversion-related derivatives fair value of $756,372 and the warrants and option fair values of $1,806,951 were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 346.16%; and risk free interest rate from 0.18% to 1.79%. The derivative liabilities are classified as long term liabilities.   The short term debentures referenced were fully discharged as of August 16, 2010.  As a result, the use of derivative liability accounting will cease as of that date.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11 - DERIVATIVE LIABILITY (continued)

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 — STOCKHOLDERS' EQUITY

Preferred Stock

At June 30, 2010 and December 31, 2009, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At June 30, 2010 and December 31, 2009, the Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 54,219,259 and 39,898,584 are issued and outstanding, respectively.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 12 — STOCKHOLDERS' EQUITY (continued)

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

During the six month period ended June 30, 2010, the Company issued 10,415,679 shares of Company common stock to settle $1,649,461 in notes payable and accrued interest. The $1,649,461 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $893,335 in liabilities settled, and the Company recorded the difference of $756,126 as a reduction of the related derivative liability during the six month period ended June 30, 2010.

During the six month period ended June 30, 2010, the Company issued 880,000 shares of Company common stock to settle reset provisions contained in a private placement completed in August 2007. The $262,240 value of the shares, as determined by the closing price on the date of issuance, was charged to current period operations for the six month period ended June 30, 2010.

During the six month period ended June 30, 2010, the Company issued 2,499,999 shares upon the exercise of warrants; 217,000 for services rendered and on a cashless basis.

During the six month period June 30, 2010, the Company issued 300,000 shares of common stock as compensation for professional services rendered.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 13-WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.01	310,521	0.99	0.01	310,521	0.01
0.12	275,000	1.37	0.12	275,000	0.12
0.15	3,475,000	4.05	0.15	3,475,000	0.15
0.25	2,643,750	4.65	0.25	2,643,750	0.25
0.40	14,324,591	4.31	0.40	14,324,591	0.40
1.00	678,000	2.24	1.00	678,000	1.00
1.07	37,500	2.48	1.07	37,500	1.07
1.25	350,000	2.58	1.25	350,000	1.25
1.95	50,000	2.74	1.95	50,000	1.95
2.00	137,500	2.30	2.00	137,500	2.00
2.45	99,000	2.78	2.45	99,000	2.45
2.52	70,008	0.11	2.52	70,008	2.52
6.00	225,000	1.35	6.00	225,000	6.00
Total	22,675,870	4.20		22,675,870

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	3,840,455	$1.23
Issued	37,874,590	0.27
Exercised	(617,417)	0.00000004
Canceled or expired	(23,978,740)	0.00000004
Outstanding at December 31, 2009	17,118,888	0.36
Issued	9,193,751	0.32
Exercised	(2,725,000)	0.00036
Canceled or expired	(911,769)	2.94
Outstanding at June 30, 2010	22,675,870	$0.45

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

In conjunction with the issuance of debt and settlement of Payable, the Company issued warrants to purchase an aggregate of 4,918,750 shares of common stock with an exercise price from $0.15 to $0.40 per share expiring five years from the date of issuance. The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

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

In conjunction with the settlement of litigation, the Company issued warrants to purchase 250,000 shares of common stock with an exercise prices from $0.15 per share expiring five years from the date of issuance. The fair value of the warrants were determined using the Black-Scholes option pricing method and were recorded as a derivative liability at the date of issuance.

Non-Employee Options

The following table summarizes non employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.70	75,000	5.19	0.70	75,000	0.70
1.84	25,000	4.92	1.84	25,000	1.84
5.00	3,000	1.34	5.00	3,000	5.00
Total	103,000			103,000

Transactions involving the Company's non employee option issuance are summarized as follows:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	203,000	$3.02
Issued	--	--
Exercised	--	--
Canceled or expired	(100,000)	$5.00
Outstanding at December 31, 2009	103,000	$1.10
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at June 30, 2010	103,000	$1.10

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
0.13	500,000	6.84	0.13	500,000	0.13
0.17	4,500,000	6.77	0.17	4,500,000	0.17
$0.19	1,000,000	6.10	$0.19	1,000,000	$0.19
0.20	250,000	2.82	0.20	250,000	0.20
0.22	175,000	6.75	0.22	100,000	0.22
0.80	350,000	4.59	0.80	350,000	0.80
1.00	350,000	5.04	1.00	350,000	1.00
1.25	1,334,500	2.01	1.25	1,334,500	1.25
1.40	350,000	4.95	1.40	350,000	1.40
1.50	887,500	1.21	1.50	887,500	1.50
1.63	20,000	4.96	1.63	20,000	1.63
1.84	10,000	4.92	1.84	10,000	1.84
4.75	203,000	3.82	4.75	203,000	4.75
5.00	2,326,934	5.13	5.00	2,326,934	5.00
10.00	20,000	3.24	10.00	20,000	3.74
Total	12,276,934	5.18		12,201,934

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	5,851,934	$5.89
Issued	1,000,000	0.19
Exercised	--
Canceled or expired	--
Outstanding at December 31, 2009	6,851,934	5.89
Issued	5,425,000	0.19
Exercised	--
Canceled or expired	--
Outstanding at June 30, 2010	12,276,934	$1.47

The Board granted an aggregate of stock options to purchase 5,425,000 shares of common stock of the Company at an exercise prices from $0.13 to $0.22 with an exercise periods from three to seven years to key employees, officers and a new advisory board member. The grant was valued using the Black-Scholes model and had a value of $995,743; $978,249 was fully expensed during the six month period ended June 30, 2010, remainder in July 2010.

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
JUNE 30, 2010

NOTE 14 -COMMITMENTS AND CONTINGENCIES (continued)

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

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009. An answer was filed by the Company on December 20, 2009. On February 22, 2010, a motion for summary judgment was filed with the court by Patriot. An amended motion of summary judgment was filed on March 1, 2010 by Patriot.  As of June 30, 2010, the unpaid amount remaining on the overdraft was $27,742. The Company is making monthly payments to reduce the overdraft through an allocated portion of its revenue. The entire amount in dispute is on the balance sheet of the Company under Bank Overdrafts.

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
JUNE 30, 2010

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

As of June 30, 2010, the Company owes Mr. Burchetta an aggregate of $54,000 under the consulting agreement.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 15 — EMPLOYMENT AGREEMENTS (continued)

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey stepped down as Interim CEO on April 12, 2010. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of June 30, 2010, the Company owes $158,333 in salary under the agreement.

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

NOTE 16 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in accrued liabilities and for a contract settlement owed to individuals, or an entity controlled by an individual, who were Company officers or directors or former officers or directors at the time of settlement.  The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009.  The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company, $221,515 in interest accrued thereon, and $242,500 in accounts payable for consulting services rendered.  Related party interest for the six months ended June 30, 2010 was $10,391.  Related party interest for the year ended December 31, 2009 was $105,109.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company's board of directors as compensation for their services valued at $428,750. Another executive received an option grant of 1,000,000 shares at an exercise price of $0.19 with a seven year life as compensation for services and in recognition of a promotion valued at $190,000.

During the six months ended June 30, 2010, the Company issued a total of 5,425,000 shares to members of the Company's board of directors, new advisory board members, three new employees and an officer as compensation for their services valued at $978,250.

Certain Company directors and a former officer personally guarantee the Company's notes payable and its' bank loan (Note 9).

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair vale of assets or liabilities.

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

The following table sets forth the Company's financial instruments as of June 30, 2010 which was recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 17 - FAIR VALUE MEASUREMENT

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability			$(2,563,324)

At June 30, 2010, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

Three Months Ended June 30, 2010
Derivative Liability
Balance, March 31, 2010	$9,779,387
Total (gains) losses
Initial fair value of debt derivative an note issuance	459,101
Initial fair values of warrants issued for services and payables	128,747
-
Mark-to-market at June 30, 2010:	-
- Embedded debt derivative and warrant liabilities	(7,075,143)
Transfers in and/or out of Level 3	(728,768)

Balance, June 30, 2010	2,563,324

Net income for the period included in earnings relating to the liabilities held at June 30, 2010	7,075,143

NOTE 18 — RESTATEMENT

The accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and the unaudited condensed statement of cash flows for the six months ended June 30, 2009 have been restated to correct the accounting treatment of the Company’s debt instruments which contain  embedded derivatives requiring bifurcation, correction of subsequent amortization of debt discount the reclassification of the initial fair value of warrants issued for services.

The following table summarizes the effects of these adjustments on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2009:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 18 — RESTATEMENT (continued)

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2009
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Revenue	$13,967	$-		$13,967

Costs and expenses:
Payroll and related expenses	183,134	-		183,134
General and administrative expenses	5,089	20,000	b	25,089
Depreciation and amortization expense	12,230	-		12,230

Total expenses	200,453	20,000		220,453

Loss from operations	(186,486)	(20,000)		(206,486)

Other (expense) income:
Interest income	—			—
Interest expense	(50,735)	-		(50,735)
Interest expense – related parties	(36,010)	-		(36,010)
Amortization of deferred debt discount	(28,331)	(2,315)	a	(30,646)
Loss on derivative liability	(923,410)	33,333		(890,077)

Total other expense	(1,038,486)	31,018		(1,007,468)

Loss from continuing operations	(1,224,972)	11,018		(1,213,954)

Income from discontinued operations	3,328	—		3,328

Net loss	$(1,221,644)	$11,018		$(1,210,626)

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 18 — RESTATEMENT (continued)

Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2009
(unaudited)

	As Previously Reported	Adjustment	Reference		As Restated

Revenue	$38,462		$		$38,462

Costs and expenses:
Payroll and related expenses	375,375				375,375
General and administrative expenses	183,062	120,000		b	303,062
Depreciation and amortization expense	24,509				24,509

Total expenses	582,946	120,000			702,946

Loss from operations	(544,484)	(120,000)			(664,484)

Other (expense) income:
Interest income	—				—
Interest expense	(107,669)				(107,669)
Interest expense – related parties	(71,624)				(71,624)
Amortization of deferred debt discount	(260,969)	39,707		a	(221,262)
Loss on derivative liability	(955,001)	133,333		c	(821,668)

Total other expense	(1,395,263)	173,040			(1,222,223)

Loss from continuing operations	(1,939,747)	53,040			(1,886,707)

Income from discontinued operations	3,328	—			3,328

Net loss	$(1,936,419)	$53,040			$(1,883,379)

The following table summarizes the effects of these adjustments on the Company’s unaudited condensed statement of cash flows for the six months ended June 30, 2009:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 18 — RESTATEMENT (continued)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2009
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(1,939,747)	$53,040		$(1,886,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	17,850	120,000	b	137,850
Derivative liability	955,001	(133,333)	c	821,668
Amortization of deferred debt discount	260,970	(39,707)	a	221,263
Remaining operating activities (unchanged)	513,686			513,686

Net cash used in operating activities	(192,240)	—		(192,240)

Net cash provided by investing activities: (unchanged)	—	—		—

Net cash provided by financing activities (unchanged)	175,100	—		175,100

Cash flows used by discontinued operations (unchanged)	(14,999)			(14,999)

Net decrease in cash and cash equivalents	(32,139)			(32,139)
Net cash and cash equivalents, beginning of period	32,551			32,551
Net cash and cash equivalents, end of period	$412			$412

a)	Correct amortization of debt discount
b)	Reclassification of initial fair value of warrants issued for services; originally charged to G/L on debt derivative.
c)	Net effect of above and fair value calculations

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 19 — SUBSEQUENT EVENTS

On August 12, 2010, the Company completed the minimum closing of $1,500,000 on a $3,000,000 total private placement.  The Company received net proceeds of approximately $1,281,000 after fees and legal expenses.  The investors purchased 15,000,000 shares of the common stock of the Company at $0.10 per share and received a total of 15,000,000 five year warrants at an exercise price of $0.25 per share.

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

We have prepared for our entry into the European and Asian marketplaces by reviewing our mode of business and modifying our contracts to comply with appropriate European and Asian privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European or Asian clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization.  We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

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

Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve™ system, from flat fees per settlement achieved, from flat fees per account placed on the system or a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month.  For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Most contracts currently in process include provisions for set up fees and base revenue on a monthly fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well.  In addition, with respect to our DR Collect™ module expected to be completed in 2010, which targets the collection agency and collection law firm markets, we expect that a flat monthly fee, and/or the hybrid revenue model which will include both flat fees and transaction fees at settlement, may become the preferred revenue methods.  As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

For the six months ending June 30, 2010 and 2009, we had inadequate revenues and incurred net operating losses of $2,916,491 and $664,484 from continuing operations, respectively.  Cash used in operating activities was $678,984 for the six months ended June 30, 2010. Based upon projected operating expenses of approximately $80,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish its business plan objectives. We have historically satisfied its capital needs primarily from the sale of debt and equity securities. Our management is continuing its efforts to secure additional funds through debt and/or equity instruments.  On August 12, 2010, we completed the minimum offering amount of $1,500,000 on a $3,000,000 offering.  Management believes that it will be successful in obtaining additional financing in this placement; however, no assurance can be provided that the Company will be able to do so.  There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, the Company may be forced to seek bankruptcy protection from its creditors.  There can be no assurance that efforts to secure additional funding will be successful.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

Revenues totaled $30,466 and $13,967 for the three months ended June 30, 2010 and 2009, respectively.  We earned revenue during the three months ended June 30, 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.  We earned revenue during the three months ended June 30, 2009 from contingency fee income, based on a percent of debt collected.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $1,084,891 for the three months ended June 30, 2010, as compared to $183,134 for the three months ended June 30, 2009, an increase of $901,757.  This increase is due to options granted to new employees, new advisory board members, board members and officers totaling $952,000, while a decrease in other payroll costs was due to having fewer employees in 2010 versus 2009.  Salaries were $111,477 and $160,000 in the three months ended June 30, 2010 and 2009, respectively.  Employee benefits were $21,412 and $15,890 in the three months ended June 30, 2010 and 2009, respectively.  Employee stock compensation expense increased to $952,000 in the three months ended June 30, 2010 from $5,350 in the three months ended June 30, 2009, as there was a new grant in the 2010 period to new Advisory Board members, new employees and current officers and directors.  Employment taxes were $0 and $1,894 during the three months ended June 30, 2010 and 2009, respectively, as most payrolls were accrued in 2010 and 2009 and not paid.

General and administrative expenses.  General and administrative expenses amounted to $264,868 for the three months ended June 30, 2010, as compared to $25,089 for the three months ended June 30, 2009, an increase of $239,779. This increase was due to largely to increases in fundraising costs associated with removing cash liabilities from our balance sheet or conversions of convertible notes and a one-time credit of ($235,674) for the settlement of our lease in 2009 not present in 2010.  Stock compensation to consultants was $0 and $30,000 for the three months ended June 30, 2010 and 2009, respectively.  Occupancy was $3,000 and ($235,674) on the lease settlement for the three months ended June 30, 2010 and 2009, respectively.  Telecommunications was $15,710 and $22,587 for the three months ended June 30, 2010 and 2009, respectively, as we restructured to a lower cost system after 2009.  Service fees were $805,051 and $120,479 for the three months ended June 30, 2010 and 2009, respectively, as we incurred higher fundraising expense for note conversions.  Accounting decreased to $32,336 for the three months ended June 30, 2010 from $49,000 for the three months ended June 30, 2009 due to timing of filings.  Travel, marketing, insurance and legal were $5,297, $6,385, $31,926 and $90,768 in the three months ended June 30, 2010 compared with $3,043, $872, $13,553 and $9,191 in the three months ended June 30, 2009.  Miscellaneous general and administrative expenses were $3,163 and $42,346 for the three months ended June 30, 2010 and 2009, respectively, with higher extension fees on outstanding notes in 2009.

Depreciation and amortization expense.  For the three months ended June 30, 2010 and 2009, we recorded depreciation expense of $8,875 and $12,230, respectively.  Depreciation expense for the three months ended June 30, 2010 is lower due to the full depreciation of some assets after June 30, 2009.

Interest (expense).  We recorded interest expense of $263,593 for the three months ended June 30, 2010 compared to interest expense of $86,745 for the three months ended June 30, 2009.

Amortization of deferred debt discount.  Amortization expense of $207,590 and $30,646 was incurred for the three months ended June 30, 2010 and 2009, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable.  Amortization expense increased due to the issuance of new notes after June 30, 2009.

Gain/(Loss) on derivative liability. We recorded a gain on derivative liability of $7,075,143 and a loss of $(890,077) for the three months ended June 30, 2010 and 2009, respectively, for the revaluation of certain derivatives at June 30, 2010 and 2009.  Our lower stock price at June 30, 2010 resulted in a large gain for the current period compared to the higher stock prices during the three months ended June 30, 2009.

Gain/(Loss) on settlement of payables.  We recorded a gain of $364,756 as we discharged certain payables in 2010 at a reduced value.  There were no settlements in the 2009 period.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

Revenues totaled $60,292 and $38,462 for the six months ended June 30, 2010 and 2009, respectively.  We earned revenue during the six months ended June 30, 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.  We earned revenue during the six months ended June 30, 2009 from contingency fee income, based on a percent of debt collected.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $1,222,237 for the six months ended June 30, 2010, as compared to $375,375 for the six months ended June 30, 2009, an increase of $846,862.  This increase is due to options granted to new employees, new advisory board members, board members and officers totaling $978,250 while other decreases were due to having fewer employees in 2010 versus 2009.  Salaries were $195,227 and $320,000 in the six months ended June 30, 2010 and 2009, respectively.  Employee benefits were $42,716 and $32,276 in the six months ended June 30, 2010 and 2009, respectively, due to more employees on health insurance in 2010.  Employee stock compensation expense increased to $978,250 in the six months ended June 30, 2010 from $17,850 in the six months ended June 30, 2009, as there was a new grant in the 2010 period to new Advisory Board members, new employees and existing officers and directors.  Employment taxes were $6,042 and $4,493 during the six months ended June 30, 2010 and 2009, respectively, as many payrolls were accrued in both 2010 and 2009 and not paid.  Finally, there were 401k matches of $0 and $756 for the six months ended June 30, 2010 and 2009, respectively, as the match was suspended after the first quarter of 2009.

General and administrative expenses.  General and administrative expenses amounted to $1,735,392 for the six months ended June 30, 2010, as compared to $303,062 for the six months ended June 30, 2009, an increase of $1,432,330.  This increase was due to principally to increases in fundraising costs associated with removing cash liabilities from our balance sheet or for note conversions, the large occupancy credit in 2009 and higher legal and accounting costs.  Stock compensation to consultants was $83,400 and $30,000 for the six months ended June 30, 2010 and 2009, respectively.  Occupancy was $6,000 and ($237,392) for the six months ended June 30, 2010 and 2009, respectively.  Telecommunications was $29,012 and $42,748 for the six months ended June 30, 2010 and 2009, respectively, as we restructured to a lower cost system in 2009.  Service fees were $2,004,725 and $292,453 for the six months ended June 30, 2010 and 2009, respectively, as we incurred higher fundraising expense for note conversions.  Accounting increased to $87,811 for the six months ended June 30, 2010 from $49,000 for the six months ended June 30, 2009 due to not filing our 2009 first quarter 10-Q in the normal period.  Travel, marketing, insurance and legal were $19,937, $8,283, $44,752 and $173,638 in the six months ended June 30, 2010 compared with $4,009, $2,144, $41,336 and $42,456 in the six months ended June 30, 2009.  Miscellaneous general and administrative expenses were $6,602 and $66,489 for the six months ended June 30, 2010 and 2009, respectively, with higher extension fees on outstanding notes in 2009.

Depreciation and amortization expense.  For the six months ended June 30, 2010 and 2009, we recorded depreciation expense of $19,154 and $24,509, respectively.  Depreciation expense for the three months ended June 30, 2010 is lower due to the full depreciation of some assets after June 30, 2009.

Interest (expense).  We recorded interest expense of $334,672 for the six months ended June 30, 2010 compared to interest expense of $179,293 for the six months ended June 30, 2009.

Amortization of deferred debt discount.  Amortization expense of $597,114 and $221,262 was incurred for the six months ended June 30, 2010 and 2009, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable.  Amortization expense increased due to the issuance of new notes after June 30, 2009.

Gain/(Loss) on derivative liability.  We recorded a gain on derivative liability of $5,812,472 and a loss of $(821,668) for the six months ended June 30, 2010 and 2009, respectively, for the revaluation of certain derivatives at June 30, 2010 and 2009.  Our lower stock price at June 30, 2010 resulted in a large gain for the current period compared to the higher stock prices during the three months ended June 30, 2009.

Gain/(Loss) on settlement of payables.  We recorded a gain of $377,237 for the settlement of payables at a reduced value in 2010.  There were no settlements in the 2009 period.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficiency in the amount of $3,643,086 from operations and cash and cash equivalents totaling $661.  We reported a net income of $2,272,432 from operations for the six months ended June 30, 2010.  Net cash used in operating activities was $678,984 for the six months ended June 30, 2010.  Cash flow provided by financing activities was $679,645 for the six months ended June 30, 2010.  As of December 31, 2009, we had a working capital deficiency in the amount of $4,229,322 and cash and cash equivalents totaling $0. We incurred a net loss of $13,115,424 from continuing operations for the year ended December 31, 2009.  Net cash used in operating and investing activities for continuing operations was $956,740 and $0, respectively for the year ended December 31, 2009.  Cash flow provided by financing activities for continuing operations was $942,358 for the year ended December 31, 2009.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  Our management is continuing our efforts to secure additional funds through debt and/or equity instruments.  On August 12, 2010, we closed the minimum round of $1,500,000 on a $3,000,000 private placement.  We have also settled some of our liabilities through issuances of our common stock, and we expect to settle additional liabilities through discounted lump sum payments.  Management believes that it will be successful in obtaining additional financing and settling our liabilities; however, no assurance can be provided that we will be able to do so.  There is no assurance that these funds will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, we may have to seek protection from its creditors in bankruptcy.  There can be no assurance that efforts to raise adequate capital will be successful.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 12, 2010, an unaffiliated investor and consultant loaned the Company $10,000 on a 30-day loan to pay a vendor.  The investor received a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $8,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $8,000 and $0, respectively.

On May 14, 2010, an unaffiliated investor loaned the Company $17,870 on a 30-day loan to pay two vendors.  The investor received a warrant to purchase 178,870 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $16,083, based on the relative fair value of the warrant under the Black- Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $16,083 and $0, respectively.

On May 19, 2010, an unaffiliated investor loaned the Company $25,000 on a 30-day loan.  The investor received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $20,000 and $0, respectively.

On May 21, 2010, an unaffiliated investor loaned the Company $12,500 on a 30-day loan.  The investor received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,500, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six month periods ended June 30, 2010 and 2009, amortization expense was $12,500 and $0, respectively.

During the six months ended June 30, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Debentures with an interest rate of 14%.  During the period, $50,000 was repaid in cash, leaving a balance of $225,000 on these debentures at June 30, 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six month periods ended June 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $58,882 and $0, respectively.

During the six months ended June 30, 2010, unaffiliated investors loaned the Company an aggregate of $105,000 on three year Series C Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, the investors received 1,350,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  The notes were recorded net of a deferred debt discount of $105,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six month periods ended June 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $2,049 and $0, respectively.

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

Stock-based compensation

The Company accounts for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10"). Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total stock-based compensation expense for the six months ended June 30, 2010 and 2009 amounted to $978,249 and $17,850, respectively. As of June 30, 2010, we had $17,493 as unrecognized compensation cost.

The Company accounts for the expected life of share options in accordance with the "simplified" method provisions ASC 718-10.

Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Management believes that its financial statements for the three months ended June 30, 2010 and 2009 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended June 30, 2010, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2010, we completed the minimum closing of $1,500,000 of a $3,000,000 private placement.  The investors received 15,000,000 shares of stock and 15,000,000 five year warrants to purchase our common stock at an exercise price of $0.25.  Most of the proceeds will be used to expand sales and marketing efforts and to enlarge our technology infrastructure and complete enhancements to our offerings.

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

Form 8-K dated April 4, 2010.

Form 8-K dated April 14, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: August 20, 2010	By:	/s/ James G. Brakke
James G. Brakke Co-Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ David M. Rainey
David M. Rainey President and Chief Financial Officer (Principal financial and accounting officer)