Form 10-Q/A
period 2009-09-30
DEBT RESOLVE INC
filed 2010-09-16
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of November 30, 2009, 39,648,584 shares of the issuer’s Common Stock were outstanding.

DEBT RESOLVE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

DEBT RESOLVE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Restated Note 15)

ASSETS
Current assets:
Cash	$984	$32,551
Accounts receivable	12,102	11,582
Prepaid expenses and other current assets	259,487	77,220
Current assets of discontinued operations	4,485	5,582

Total current assets	277,058	126,935

Fixed assets, net	48,865	84,271
Deposits and other assets	13,805	94,855

Total assets	$339,728	$306,061

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$2,535,068	$3,525,849
Bank overdraft	81,095	—
Convertible short-term debentures (net of deferred debt discount of $0 and $162,750 as of September 30, 2009 and December 31, 2008, respectively)	320,050	188,250
Short-term notes	308,500	487,000
Current maturities of long-term debt (net of deferred debt discount of $0 and $69,556 as of September 30, 2009 and December 31, 2008, respectively)	823,000	753,444
Lines of credit – related parties	157,000	1,203,623
Derivative liability	3,933,934	331,268
Current liabilities of discontinued operations	2,311,653	2,330,912

Total current liabilities	10,470,300	8,820,346

Convertible long-term notes (net of deferred debt discount of $625,962 and $0 as of September 30, 2009 and December 31, 2008, respectively)	104,038	—

Total liabilities	10,574,338	8,820,346

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 37,214,017 issued and 10,061,865 outstanding as of September 30, 2009 and December 31, 2008, respectively	37,214	10,512
Additional paid-in capital	53,857,380	46,809,318
Shares to be issued	—	47,970
Shares held under escrow (0 and 450,000 shares as of September 30, 2009 and December 31, 2008, respectively)	—	(450)
Accumulated deficit	(64,129,204)	(55,381,635)

Total stockholders’ deficiency	(10,234,610)	(8,514,285)

Total liabilities and stockholders’ deficiency	$339,728	$306,061

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

DEBT RESOLVE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
		(restated; note 15)
Cash flows from continuing operating activities:
Net loss	$ (8,747,569)	$ (9,841,556)
Net income (loss) from discontinued operations	3,164	(2,736,085)
Net loss from continuing operation	(8,750,733)	(7,105,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,417,178	3,857,686
Loss on debt conversion and extinguishment	2,855,985	--
Derivative debited to expenses	120,000	--
Loss on Derivative liability	2,823,874	63,201
Amortization of deferred debt discount	265,136	206,663
Issuance of common stock for funding and services	--	845,500
Stock placed in escrow	--	(450)
Depreciation and amortization	35,406	43,313
Changes in operating assets & liabilities
Accounts receivable	(520)	5,240
Prepaid expenses and other current assets	(103,767)	(51,876)
Deposits and other assets	81,050	--
Accounts payable and accrued expenses	581,027	1,406,633
Net cash used in continuing operating activities	(675,364)	(729,560)

Cash flows from continuing investing activities:
Investment in subsidiaries	(15,000)	(836,126)
Net cash used in investing activities	(15,000)	(836,126)

Cash flows from continuing financing activities:
Proceeds from other receivable	--	200,000
Proceeds from long term convertible notes	625,459	498,000
Proceeds from short term convertible notes	--	300,000
Proceeds from issuance of short term notes	--	575,000
Repayment of short term notes	(113,500)	(295,000)
Proceeds from line of credit	169,236	304,623
Repayment of line of credit	(19,236)	(16,000)
Proceeds from issuance of common stock	--	--
Release of stock from escrow	--	--
Proceeds from exercise of warrants	--	375
Net cash provided by continuing financing activities	661,959	1,566,998

Cash flows from discontinued operations
Net cash used in operating activities	(3,162)	(733,855)
Net cash provided by investing activities	--	836,070
Net cash used in financing activities	--	(101,000)
Net cash used in discontinued operations	(3,162)	1,215

Net (decrease) increase in cash and cash equivalents	(31,567)	2,527

Cash and cash equivalents at beginning of period	32,551	--
Cash and cash equivalents at end of period – continuing operations	$ 984	$ 2,527

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ --	$ --
Interest	$ --	$ --

Non-cash financing activities:
Common stock issued for accrued balances	$ 1,461,049	$ --
Issuance of unfunded short term note	$ 105,000	$ --
Common stock issued on conversion of Notes	$ 1,293,032	$ --

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

          The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the nine months ended September 30, 2009, the Company incurred a net loss of $8,750,733 from continuing operations. Cash used in operating and investing activities from continuing operations was $690,364 for the nine months ended September 30, 2009. In addition, the Company had a working capital deficiency (Current liabilities minus current assets) of $7,886,074 from continuing operations as of September 30, 2009. The Company’s cash need is approximately $70,000 per month. Based upon projected operating expenses and currently available cash, the Company believes that its working capital as of the date of this report is not sufficient to fund its plan of operations for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

          During the three months ended September 30, 2009, unaffiliated investors loaned the Company $630,459 on three year Convertible Debentures with an interest rate of 14%. Of this total, $105,000 was shown as undeposited funds under other current assets. The interest accrues and is payable at maturity, which range in dates from July 22, 2012 to September 29, 2012. The conversion price is set at $0.15 per share. The Debentures carry a first lien security interest. In addition, the investors received 6,304,590 warrants to purchase the common stock of the Company at an exercise price of $1.00. The exercise period of the warrants is five years. The notes were recorded net of a deferred debt discount of $645,459, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 4. CONVERTIBLE DEBENTURES (CONTINUED):

term of the notes. During the three months ended September 30, 2009, the Company recorded amortization of the debt discount of $21,719 related to these notes.

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

model and was expensed immediately as amortization of the deferred debt discount. On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share. Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt in the three months ended September 30, 2009. On September 24, 2009, the Company entered into a note with William M. Mooney, Jr., a Director of Debt Resolve, for $150,000 to be used primarily to discharge the notes due to Empire Advisors LLC to remove Empire from the first lien position. Borrowings under note bear interest at 9% per annum, with interest accrued and payable on maturity. The Note is due on November 24, 2009. In conjunction with this note, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The liability for borrowings under the note was recorded net of a deferred debt discount of $14,918, based on the relative fair value of the warrant under the Black-Scholes pricing model. As of September 30, 2009, the outstanding balance on this line of credit was $157,000 in principal and $3,118 in accrued interest.

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 8. WARRANTS:

          A summary of warrant outstanding as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,840,455	$1.23	3.2 Years	$34,484
Granted	33,204,590	$0.22	4.5 Years	$2,317,499
Exercised	(617,417)	$0.0003	—	—
Forfeited or Expired (23,978,740)	—	$0.01	—

Outstanding at September 30, 2009	12,448,888	$0.97	4.3 Years	$2,351,983

Exercisable at September 30, 2009	12,048,888	$0.97	4.3 Years	$214,484

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

          During the nine months ended September 30, 2009, the Company issued 4,200,000 shares of common stock as compensation for professional services rendered and 50,000 shares to a Company employee as compensation for his services.

          During the three months ended September 30, 2009, the Company issued 2,713,202 shares of Company common stock to settle $406,980 in liabilities owed to former employees ($190,023) and vendors ($216,957). The $762,549 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $406,980 in liabilities settled, and the Company recorded the difference as a $355,569 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $190,023 in accrued payroll compensation and $216,957 in accounts payable.

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

          During the three months ended September 30, 2009, the Company issued 1,576,685 shares of Company common stock to settle $223,275 in principal and accrued interest owed on two notes payable. The $394,171 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $223,275 in liabilities settled, and the Company recorded the difference as a $170,896 loss on extinguishment of the liabilities in the three months ended September 30, 2009. The extinguished liabilities consisted of $95,950 in note principal and $127,325 in accrued interest.

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

          During the three months ended September 30, 2009, the Company issued a total of 2,000,000 shares to four members of the Company’s board of directors as compensation for their services and issued 333,334 shares to the Company’s Interim CEO and President in satisfaction of an accrued bonus payable included in $15,841,788 common stock above.

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

          The following table sets forth the Company’s financial instruments as of September 30, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Liabilities:
Convertible short term notes	$	$	$(320,050)
Derivative liability	$	$	$(3,933,934)
Short term notes	$	$(250,000)	$(58,500)
Long term debt	$	$	$(823,000)
Lines of credit – related parties	$	$	$(157,000)
Convertible long term notes	$	$	$(104,040)

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

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 15. RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(5,667,639)	$(1,437,831)	a, b, c	$(7,105,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	2,503,056	1,354,630	c	3,857,686
Issuance of common stock for funding and services	845,500			845,500
Stock placed in escrow (treasury)	(450)			(450)
Amortization of deferred debt discount	206,663			206,663
Loss on derivative liability	—	63,201	b	63,201
Depreciation and amortization	43,313			43,313
(Increase) decrease in:
Accounts receivable	5,240			5,240
Prepaid expenses and other current assets	(51,876)			(51,876)
Accrued professional fees	208,786			208,786
Accounts payable and accrued expenses	1,177,847	20,000	a	1,197,847

Net cash used in operating activities	(729,560)	—		(729,560)

Cash flows from continuing investing activities:

Investment in subsidiary	—	(836,126)		(836,126)

Net cash used in continuing investing activities	—	(836,126)		(836,126)

Cash flows from financing activities:
Proceeds from other receivable	200,000			200,000
Proceeds from long term loans	498,000			498,000
Proceeds from issuance of short term notes	575,000			575,000
Proceeds from convertible debenture	300,000			300,000
Proceeds from of line of credit	304,623			304,623
Repayment of short term notes	(295,000)			(295,000)
Repayment of line of credit	(16,000)			(16,000)
Proceeds from issuance of common stock
Proceeds from exercise of warrants	375			375

Net cash provided by financing activities	1,566,998	—		1,566,998

DEBT RESOLVE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 15. RESTATEMENT (CONTINUED):

Condensed Consolidated Statement of Cash Flows (Continued)
For the Nine Months Ended September 30, 2008
(unaudited)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from discontinued operations:
Net cash used in operating activities	(733,855)			(733,855)
Net cash provided by investing activities	(56)	836,126		836,070
Net cash used in financing activities	(101,000)			(101,000)

Net cash used in discontinued operations	(834,911)	—		1,215

Net increase in cash and cash equivalents	2,527	—		2,527
Cash and cash equivalents at beginning of period	—	—		—

Cash and cash equivalents at end of period – continuing operations	$2,527	$—		$2,527

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

Consolidated Balance Sheet
For the Year Ended December 31, 2008

	As Previously
Assets	Reported	Adjustment	Reference	As Restated
Current assets:
Cash	$32,551	$-		$32,551
Accounts receivable	11,582	-		11,582
Prepaid expenses and other current assets	77,220	-		77,220
Current assets of discontinued operations	5,582	-		5,582
Total current assets	126,935	-		126,935

Fixed assets, net	84,271	-		84,271
Deposits and other assets	94,855	-		94,855

Total assets	$306,061	-		$306,061

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$3,525,849	-		$3,525,849
Convertible debentures (net of deferred debt discount of $159,562 at December 31, 2008)	191,438	(3,188)	a	188,250
Short term notes	487,000	-		487,000
Current maturities of long term debt (net of deferred debt discount of $69,556 at December 31, 2008)	753,444	-		753,444
Lines of credit – related parties	1,203,623	-		1,203,623
Derivative liability	331,268	-		331,268
Current liabilities of discontinued operations	2,330,912	-		2,330,912
Total current liabilities	8,823,534	(3,188)		8,820,346

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 10,000,000 shares authorized, $0.001 par value, none issued and outstanding at December 31, 2008	--	-		--
Common stock, 100,000,000 shares authorized, $0.001 par value, 10,511,865 issued and 10,061,865 outstanding at December 31, 2008	10,512	-		10,512
Additional paid-in capital	47,207,568	(398,250)	b	46,809,318
Shares to be issued	-	47,970	c	47,970
Shares held under escrow (450,000 shares)	(450)	-		(450)
Accumulated deficit	(55,735,103)	353,468	d	(55,381,635)
Total stockholders’ deficiency	(8,517,473)	3,188		(8,514,285)

Total liabilities and stockholders’ deficiency	$306,061	$-		$306,061

(a)	Correction of amortization of deferred debt discount.

(b)

(i) $60,000 earlier was booked as expenses on issuance of 150,000 shares but now recorded as debt derivative liability hence removed from APIC (ii) Reversal of BCF value of $300,000 earlier recorded in APIC instead of derivative liability on note value of $300,000 and (iii) Reversal of BCF value of $38,250 earlier recorded in APIC instead of derivative liability on Note value of $51,000

(c)	150,000 shares above valued under debt derivative for $47,970 for stock to be issued

(d)	Recording of $9,562 as additional amortization of debt discount, $363,030 recorded as gain on change in fair value

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

          Other expense. During the nine months ended September 30, 2009, $2,855,985 of loss on conversion and extinguishment of debt was incurred as we eliminated liabilities from our balance sheet.

Liquidity and Capital Resources

          As of September 30, 2009, from continuing operations, we had a working capital deficiency in the amount of $7,886,074 from continuing operations and cash and cash equivalents totaling $984. We incurred a net loss of $8,750,733 from continuing operations for the nine months ended September 30, 2009. Net cash used in operating activities from continuing operations was $675,364 for the nine months ended September 30, 2009. Cash flow provided by financing activities from continuing operations was $661,959 for the nine months ended September 30, 2009. Cash of $1,097 was used by the discontinued operations of our former subsidiary First Performance during the nine months ended September 30, 2009. At December 31, 2008, we had a working capital deficiency in the amount of $6,368,081 from continuing operations and cash and cash equivalents totaling $32,551. We incurred a net loss of $7,105,471 from continuing operations for the period ended September 30, 2008. Net cash used in operating activities for continuing operations was $729,560 for the period ended September 30, 2008. Cash flow provided by financing activities for continuing operations was $1,566,998 for the period ended September 30, 2008. Cash of $1,215 was provided by the discontinued operations of our former subsidiary First Performance during September 2008. Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Dated: September 15, 2010
DEBT RESOLVE, INC.

	By:	/s/ David M. Rainey

DAVID M. RAINEY
Interim Chief Executive Officer, President and Chief Financial Officer
(Principal executive and financial and accounting officer)