Form 10-Q
period 2010-09-30
DEBT RESOLVE INC
filed 2010-11-22
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of November 19, 2010, 76,999,515 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.

FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$616,734	$-
Accounts receivable, net	33,457	11,253
Prepaid and other current assets	145,802	187,562
Total current assets	795,993	198,815

Fixed assets, net	17,478	37,968
Deposits and other assets	-	35,000

Total assets	$813,471	$271,783

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$14,047	$62,306
Accounts payable and other accrued liabilities	2,204,461	2,761,556
Convertible debentures	-	320,050
Short term notes	250,000	304,225
Current maturities on long-term debt	577,867	823,000
Lines of credit, related parties	151,000	157,000
Total current liabilities	3,197,375	4,428,137

Long term debt:
Convertible long-term notes, net of deferred debt discount of $981,527 and $766,389 as of September 30, 2010 and December 31, 2009, respectively	340,473	169,560
Derivative liability	-	7,518,056
Total liabilities	3,537,848	12,115,753

COMMITMENTS AND CONTINGENCIES

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 74,850,528 and 39,898,584 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	74,851	39,899
Additional paid in capital	65,335,018	56,610,021
Accumulated deficit	(68,134,246)	(68,493,890)
Total stockholders' deficiency	(2,724,377)	(11,843,970)

Total liabilities and stockholders' deficiency	$813,471	$271,783

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUES:	$32,487	$18,055	$92,779	$56,517

Costs and expenses:
Payroll and related expenses	156,394	963,435	1,378,631	1,338,810
Selling, general and administrative expenses	740,531	890,279	2,475,923	1,223,341
Depreciation and amortization	4,967	10,897	24,121	35,406
Total costs and expenses	901,892	1,864,611	3,878,675	2,597,557

Net loss from operations	(869,405)	(1,846,556)	(3,785,896)	(2,541,040)

Other income (expense):
Interest expense	(113,892)	(85,405)	(448,564)	(264,698)
Amortization of debt discounts	(102,823)	(43,875)	(699,937)	(265,137)
Loss on extinguishment of debt	-	(2,855,985)	-	(2,855,985)
(Loss) gain on change in fair value of derivative liability	(855,003)	(2,002,206)	4,957,469	(2,823,873)
Other income (expense):	28,335	-	336,572	-

Net income (loss) before provision for income taxes	(1,912,788)	(6,834,027)	359,644	(8,750,733)

Income tax (benefit)	-	-	-	-

Net income (loss) from continuing operations	(1,912,788)	(6,834,027)	359,644	(8,750,733)
Income from discontinued operations	-	(164)	-	3,164

Net Income (loss)	$(1,912,788)	$(6,834,191)	$359,644	$(8,747,569)

Net Income (loss) per common share (basic)-Note 1
Continuing operations	$(0.03)	$(0.23)	$0.01	$(0.45)
Discontinued operations	$-	$(0.00)	$-	$0.00
Total	$(0.03)	$(0.23)	$0.01	$(0.45)

Net (loss) per common share (fully diluted)-Note 1
Continuing operations	$(0.02)	$(0.23)	$(0.06)	$(0.45)
Discontinued operations	$-	$(0.00)	$-	$0.00
Total	$(0.02)	$(0.23)	$(0.06)	$(0.45)

Weighted average number of common shares outstanding, basic-Note 1	65,304,348	29,120,586	52,556,614	19,282,750

Weighted average number of common shares outstanding, fully diluted-Note 1	65,304,348	29,120,586	64,422,135	19,282,750

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2010 THROUGH SEPTEMBER 30, 2010
(unaudited)
							Shares
					Additional	Common	Held
	Preferred stock		Common stock		Paid In	Stock to	Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, December 31, 2009	-	$-	39,898,584	$39,899	$56,610,021	$-	$-	$(68,493,890)	$(11,843,970)
Common stock issued for exercise of warrants cashlessly	-	-	224,997	225	(225)	-	-	-	-
Common stock issued for services rendered and expense	-	-	3,202,000	3,202	341,498	-	-	-	344,700
Common stock issued in settlement of convertible notes and accrued interest	-	-	12,144,948	12,145	1,810,243	-	-	-	1,822,388
Sale of common stock	-	-	16,000,000	16,000	1,339,686	-	-	-	1,355,686
Warrants issued for anti dilution relating to convertible notes	-	-	880,000	880	261,360	-	-	-	262,240
Common stock issued in exchange for options and warrants exercised	-	-	2,499,999	2,500	214,500	-	-	-	217,000
Initial fair value of conversion features and related warrants previously reclassified outside equity	-	-	-	-	3,553,062	-	-	-	3,553,062
Fair value of warrants issued for services	-	-	-	-	226,623	-	-	-	226,623
Fair value of options issued to employees for services	-	-	-	-	978,250	-	-	-	978,250
Net income	-	-	-	-	-	-	-	359,644	359,644
Balance, September 30, 2010	-	$-	74,850,528	$74,851	$65,335,018	$-	$-	$(68,134,246)	$(2,724,377)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) from continuing operations	$359,644	$(8,750,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,121	35,406
Amortization of debt discounts	699,937	265,136
Fair value of options issued for services	978,250	-
Fair value of warrants issued for services and expenses	755,278	-
Fair value of warrants issued in settlement of litigation	25,000	-
Non cash financing costs	201,063	120,000
Loss on debt conversion on extinguishment of debt	29,509	2,855,985
Common stock issued for services rendered	822,940	1,380,178
Notes payable issued for services	20,000	37,000
Notes payable issued for extinguishment of debt	69,000
(Gain) loss in change in fair value of derivative liability	(4,957,469)	2,823,874
Net (increase) decrease in:
Accounts receivable	(22,204)	(520)
Prepaid and other assets	76,760	(22,717)
Net increase (decrease) in:
Accounts payable and accrued expenses	(378,601)	581,027
Bank overdraft	(48,259)	-
Net cash used in continuing operations	(1,345,031)	(675,364)
Net cash provided by discontinued operations	-	(3,162)
Net cash used in operating activities	(1,345,031)	(678,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(3,631)	(15,000)
Net cash used in continuing investing activities	(3,631)	(15,000)
Net cash provided by discontinued investing activities	-	-
Net cash used in investing activities	(3,631)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	625,459
Proceeds from sale of common stock	1,355,686	-
Proceeds from issuance of short term notes	165,370	-
Repayment of short term notes	(269,160)	(113,500)
Proceeds from long term notes	712,500	-
Proceeds from lines of credit, related parties	-	150,000
Proceeds from exercise of options and warrants	1,000	-
Net cash provided by financing operations	1,965,396	661,959

Net (decrease) increase in cash and cash equivalents	616,734	(31,567)
Cash and cash equivalents at beginning of period	-	32,551

Cash and cash equivalents at end of period	$616,734	$984

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-Cash financing and investing transaction:
Beneficial conversion feature transfer from derivative liability	$966,522	$-
Common stock issued for debt conversion	$910,618	$-
Note payable issued for accrued expenses	$25,000	$-
Common stock issued for accrued interest	$153,494	$-

The accompanying notes are an integral part of these unaudited condensed  financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 — BASIS AND BUSINESS PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of Debt Resolve, Inc., (the "Company"), have been prepared in accordance with Regulation S-X including the instructions to Form 10-Q. Accordingly, they do not include all of the information  necessary for a fair presentation of financial position, results of operations and cash flows in conformity with  generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Basis of presentation

The unaudited condensed financial statements include the accounts of the Company.  As of September 30, 2010, the Company has no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, were both legally revoked on June 1, 2010.  First Performance Corp. was legally revoked in 2008, and its subsidiary, First Performance Recovery Corp., was legally dissolved on August 1, 2009.

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

Revenue Recognition

To date, the Company has earned revenue from collection agencies, collection law firms and lenders that implemented our online system.  The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee.  For the early adopters of the Company's product, the Company has waived set-up fees and other transactional fees that we anticipate charging in the future.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement.  The Company is currently marketing our system to three primary markets.  The first and second are financial institutions and collection agencies or law firms, our traditional markets.  The Company is also expanding into healthcare, particularly hospitals, which is our third market.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

 NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk as almost 100% of the balance of accounts receivable is from three clients at September 30, 2010 and December 31, 2009. At September 30, 2010, the three clients represented receivables of $20,000 (60%), $10,445 (31%) and $3,012 (9%). We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly.  Management determines collectability based on their experience and knowledge of the customers.  As of September 30, 2010 and December 31, 2009 no allowance for doubtful accounts has been booked.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to debt costs.  The adoption of ASC 740-10 did not have a material impact on the Company's  results of operations or financial condition.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Excluding the nine month period ending September 30, 2010, shares issued upon the conversion of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share for all periods presented because their effect is anti-dilutive on the computation.

Fully diluted loss per share for the nine months ended September 30, 2010 is as follows:

Nine Months Ended September 30, 2010
Net income for the period	$359,644
Less:
Gain on change in derivative liability, net of discount	(4,257,532)
Net diluted loss	$(3,897,888)

Weighted average number of fully diluted common shares outstanding	64,422,135

Fully diluted loss per common share:	$(0.06)

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

Total stock-based compensation expense for the three months ended September 30, 2010 and 2009 amounted to $-0- and $190,000, respectively, and for the nine months ended September 30, 2010 and 2009 amounted to $978,250 and $857,850, respectively.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives and reset provisions related to certain Convertible Debentures and previously issued warrants.  These embedded derivatives include certain conversion features and reset provisions. On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of September 30, 2010, there were no derivative liabilities.

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

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company incurred an operating net loss of $(1,912,788)  for the three  month period ended September 30, 2010.  Additionally, the Company has current liabilities in excess of current assets (working capital) of $2,401,381 as of September 30, 2010 and a cumulative deficit of $68,134,246. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

The Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

The Company's continued existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During the three months ending September 30, 2010, the Company secured gross proceeds of $1,600,000 in equity financing and $155,000 in convertible debt financing.  However, this funding is not sufficient for the next twelve months.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 4 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010	December 31, 2009
Employee advances	$36,500	$26,500
Un-deposited funds	-	75,000
Prepaid insurance	106,552	84,121
Other prepaid expenses	2,750	1,941
Total	$145,802	$187,562

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010	December 31, 2009
Computer equipment	$110,548	$106,917
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	261,755
Less accumulated depreciation	(247,908)	(223,787)
Total	$17,478	$37,968

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – PROPERTY AND EQUIPMENT (continued)

The Company uses the straight line method of depreciation over 3 to 5 years. During the three and nine month periods ended September 30, 2010, depreciation expense charged to operations was $4,967 and $24,121, respectively; during the three and nine month periods ended September 30, 2009, depreciation expense charged to operations was $10,897 and $35,406, respectively.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$1,430,625	$2,091,045
Accrued interest	318,260	272,685
Payroll and related accruals	455,575	397,826
Total	$2,204,460	$2,761,556

NOTE 7 — CONVERTIBLE NOTES, SHORT TERM

On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month unsecured convertible debenture with a maturity date of March 31, 2009.  This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009.  The debenture carries interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008.  Thereafter, interest is payable monthly in cash or stock.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The Exchange Agreement called for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture, which were issued during the year ended December 31, 2009. In accordance with Accounting Standards Codification subtopic 470-50, Debt-Modifications and Extinguishments ("ASC 470-50"), the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied.  The debenture was secured by an escrow of 450,000 shares of the common stock of the Company, which was held in escrow at the lender's attorney's office.  These shares were released from escrow during the year ended December 31, 2009 in payment of the interest accrued through July 31, 2009 and a partial payment of the principal (see below).  At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option, to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price.  Conversion Price" means (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%).  The debenture was recorded net of a beneficial conversion feature of $252,030, based on the relative fair value of the conversion feature.  The beneficial conversion feature was amortized over the term of the debenture.  The debenture was also recorded net of a deferred debt discount of $47,970 as shares to be issued based on the relative fair value of the Exchange Shares.  The deferred debt discount was also amortized over the term of the debenture.  During the nine months ended September 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature and deferred debt discount related to this debenture of $0 and $150,000, respectively.

On August 31, 2009, the Company repaid $30,950 in note principal and $23,322 in accrued interest by the issuance of 450,000 shares of Company common stock from treasury that were valued at the closing market price of $0.25 per share.  Based on the $112,500 value of the shares issued, the Company recognized a $58,228 loss on extinguishment of the debt during the year ended December 31, 2009.  On February 16, 2010, the Company repaid $16,917 of accrued interest by issuance of 211,462 shares of Company common stock that were valued at $$0.31 per share.  On March 24, 2010, the Company repaid $9,050 in note principal and $3,096 in accrued interest by issuance of 222,447 shares of Company common stock that were valued at $0.26 per share.  On April 7, 2010, the Company repaid $100,000 in note principal by issuance of 1,831,502 shares of Company common stock that were valued at $0.17 per share.  On May 17, 2010, the Company repaid $160,000 in note principal and $6,669 in accrued interest by issuance of 3,947,194 shares of Company common stock that were valued at $0.085 per share.  As of September 30, 2010, the debenture has been paid in full and discharged.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7 - CONVERTIBLE NOTES, SHORT TERM (continued)

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $464, respectively.  As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009. The Company has made the required monthly payments from August through December, at which time payments ceased due to cash flow.  On May 21, 2010, the Company repaid $10,000 in note principal by issuance of 285,714 shares of Company common stock that were valued at $0.035 per share. On August 16, 2010, the note was fully discharged.

The Company had identified embedded derivatives related to the above notes. These embedded derivatives included certain conversion features and default provisions. The accounting treatment of derivative financial instruments requires that the Company determine fair value of the derivatives as of the inception date of the notes and to fair value them as of each subsequent balance sheet date. For the three and nine months ended September 30, 2010, the Company recognized (losses) gains on changes in the fair value of derivatives of $(1,170,137) and $4,642,335, respectively and for the three and nine months ended September 30, 2009, the Company incurred a charge to operations of $(2,002,206) and $(2,823,873). As of August 16, 2010, the debt was discharged resulting in the reclassification of the determined initial allocated conversion feature of the debt and other non-reset convertible debt, non-reset warrants and non employee options from debt derivative liability to equity of $3,323,062.

NOTE 8 — SHORT TERM NOTES

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on an unsecured 90-day short term note. The note carries 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to July 31, 2009 for aggregate extension fees of $85,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note and was fully amortized by March 2008. This note is guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company. On August 27, 2009, the Company repaid $65,000 of the outstanding balance on this note, the $85,000 of accrued extension fees and $19,003 in accrued interest by the issuance of 1,126,685 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $281,671 value of the shares issued, the Company recognized an $112,668 loss on extinguishment of the debt during the year ended December 31, 2009. As of September 30, 2010, the outstanding balance on this note was zero. The balance was paid on August 13, 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 — SHORT TERM NOTES (continued)

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, the amortization expense was $0 and $17,200, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of September 30, 2010, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013.  The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization was $0 and $6,768, respectively.  As of September 30, 2010, this note has matured and is still outstanding and is in default at this time.  On October 12, 2010, a payment of $50,000 was made against this note.  The $50,000 balance of the note was converted to stock.  Please see discussion in next paragraph.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an unsecured 18-month note with a maturity date of August 26, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2010.  In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013.  The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization was $0 and $22,322, respectively.  As of September 30, 2010, this note has matured and is still outstanding and is in default at this time. On October 12, 2010, the Company paid the $45,000 service fee on this note plus $50,000 on the note in the previous paragraph.  The $50,000 balance of the above note plus the $100,000 balance of this note were then converted to stock, along with $64,899 of accrued interest.  For the total remaining balance of $214,899, 2,148,987 shares were issued to the investor, and the note was fully discharged as of October 12, 2010.

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank's prime rate (currently 5.25%) for 30 days.  On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008.  On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008.  The note was subsequently extended to October 1, 2010 and is outstanding as of September 30, 2010.  The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a Director of the Company.  On October 15, 2010, this $250,000 loan was repaid by $25,000 in cash and the conversion of the remaining $225,000 balance into a 36 month term loan, with $6,250 in principal due monthly beginning November 2010 plus accrued interest.  This new loan will mature on October 31, 2013.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 — SHORT TERM NOTES (continued)

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, the Company recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  As of September 30, 2010, this note has matured and is still outstanding and is in default at this time.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  The remaining principal balance after the payment is $257,867 (for both notes) plus subsequent accrued interest to date. On August 27, 2010, the Company repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2010.

On December 4, 2009, an unaffiliated investor and consultant paid the Company's insurance premiums in the amount of $11,697. In compensation for this payment, the investor was repaid $12,750 on January 27, 2010. The investor also received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.15 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,750, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the nine month periods ended September 30, 2010 and 2009, amortization expense was $12,750 and $0, respectively.

On February 11, 2010, an unaffiliated investor and consultant loaned the Company $100,000 on a 30-day loan to assist in restructuring the balance sheet. The investor received a warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $100,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the nine month periods ended September 30, 2010 and 2009, amortization expense was $100,000 and $0, respectively.  In June 2010, this note was sold to two investors who each took $55,000 and $45,000 of the note, respectively, along with 550,000 warrants and 450,000 of the warrants, respectively.  On August 23, 2010, each of these two investors were paid a portion of their note in cash ($6,065 and $7,500 respectively) plus ½ the accrued interest ($2,000 and $1,636, respectively).  The remaining portion of the notes ($48,935 and $37,500, respectively) was converted to 489, 350 and 375,000 shares of stock, respectively, along with the other ½ of the accrued interest ($2,000 and $1,637, respectively).

On March 30, 2010, an unaffiliated investor and consultant loaned the Company $20,000 on a 30-day loan to assist with investor relations activities. The investor received a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the nine month periods ended September 30, 2010 and 2009, amortization expense was $20,000 and $0, respectively.  On August 23, 2010, the principal on the loan of $20,000 was repaid in full.  In addition, $649 of interest was paid in cash and $650 of interest was converted to 6,500 shares of stock.

On May 12, 2010, an unaffiliated investor and consultant loaned the Company an additional $10,000 on a 30-day loan to pay a vendor.  The investor received a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $8,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $8,000 and $0, respectively.  On August 23, 2010, the principal on the loan of $10,000 was repaid in full.  The accrued interest was combined with the $20,000 loan above and discharged as described above.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 — SHORT TERM NOTES (continued)

On May 14, 2010, an unaffiliated investor loaned the Company $17,870 on a 30-day loan to pay two vendors.  The investor received a warrant to purchase 178,870 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $16,083, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $16,083 and $0, respectively.  On August 23, 2010, this loan was repaid in full in the amount of $17,870.  Half of the accrued interest of $1,382 was paid in cash ($691) and half was converted to 6,910 shares of stock.

On May 19, 2010, an unaffiliated investor loaned the Company an additional $25,000 on a 30-day loan.  The investor received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $20,000 and $0, respectively.  On August 23, 2010, the $25,000 principal was repaid in cash.  The interest on the loan was aggregated with the loan above and handled as described in the preceding paragraph.

On May 21, 2010, an unaffiliated investor loaned the Company $12,500 on a 30-day loan.  The investor received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,500, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $12,500 and $0, respectively.  On August 13, 2010, the $12,500 was repaid in full and discharged.

NOTE 9 — LINES OF CREDIT RELATED PARTIES

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. ("Arisean"), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a former member of its Board of Directors. Borrowings under the line of credit were secured by the assets of the Company, subject to a subordination agreement, and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean's obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years, and they vested immediately. The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman's financing during 2008 and was expensed immediately. On September 25, 2009, the Company repaid the $576,000 outstanding balance on this line of credit and $109,456 in accrued interest by the issuance of 4,569,706 shares of Company common stock that were valued at the closing market price of $0.45 per share. Based on the $2,056,368 value of the shares issued, the Company recognized a $1,370,912 loss on extinguishment of the debt during the year ended December 31, 2009. Additionally, as of September 25, 2009, Arisean released its first lien on the assets of the Company, placing the new 2009 investors in first lien position (see Note 10). Interest expense accrued on this line of credit during 2009 was $50,703. As of September 30, 2010, the outstanding balance on this line of credit was $10,557 in remaining accrued interest.

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve's Co-Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit were secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. On August 27, 2009, the Company repaid the $119,000 outstanding balance on this line of credit and $23,345 in accrued interest by the issuance of 948,970 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $237,242 value of the shares issued, the Company recognized a $94,897 loss on extinguishment of the debt during the year ended December 31, 2009. Interest expense accrued on this line of credit during 2009 was $9,311. As of September 30, 2010, the outstanding balance on this line of credit was $1,017 in remaining accrued interest. The Company also owed $126,803 of accrued expenses and $35,000 of accrued consulting fees to Mr. Burchetta as of September 30, 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9 — LINES OF CREDIT RELATED PARTIES (continued)

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vested immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount. On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share. Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt during the year ended December 31, 2009. On September 24, 2009, the Company entered into a short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 9% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.  During the nine month periods ended September 30, 2010 and 2009, amortization was $0.  On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Interest expense accrued on this loan as of September 30, 2010 was $24,023.  As of September 30, 2010, the outstanding balance on this loan was $151,000.

On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit would bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. On August 27, 2009, the Company repaid $158,202 of principal on this line of credit and $24,492 in accrued interest by the issuance of 1,217,966 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $304,491 value of the shares issued, the Company recognized a $121,797 loss on extinguishment of the debt in the year ended December 31, 2009. As of September 30, 2010, the outstanding balance owed to Mr. Montgomery is $214,385 in expenses plus $1,352 in accrued interest on the line of credit that was repaid and terminated.

NOTE 10 — CONVERTIBLE DEBENTURES

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from June 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest.  In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $395,274 and $464, respectively.  As of September 30, 2010, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 — CONVERTIBLE DEBENTURES (continued)

During the nine months ended September 30, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Debentures with an interest rate of 14%.  During the period, $50,000 was repaid in cash, leaving a balance of $225,000 on these debentures at September 30, 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $92,951 and $0, respectively.

During the nine months ended September 30, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three year Series C Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, the investors received 2,566,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $17,291 and $0, respectively.

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

NOTE 11 - DERIVATIVE LIABILITY

As described in Note 7 and 10 above, the Company's derivative financial instruments consisted of embedded derivatives related to the short term Convertible Debentures and embedded reset provisions contained within Convertible Debentures and related issued warrants.  On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of September 30, 2010, there were no derivative liabilities.

NOTE 12 — STOCKHOLDERS' EQUITY

On July 30, 2010 the authorized shares of common stock par value $0.001 of the Company was increased to 200,000,000 shares from 100,000,000 shares.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

 NOTE 12 — STOCKHOLDERS' EQUITY (continued)

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

During the nine month period ended September 30, 2010, the Company issued 12,144,948 shares of Company common stock to settle $1,822,388 in notes payable and accrued interest. The $1,822,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $756,126 in liabilities settled, and the Company recorded the difference of $756,126 as a reduction of the related derivative liability during the nine month period ended September 30, 2010.

During the nine month period ended September 30, 2010, the Company issued 880,000 shares of Company common stock to settle reset provisions contained in a private placement completed in August 2007. The $262,240 value of the shares, as determined by the closing price on the date of issuance, was charged to current period operations for the nine month period ended September 30, 2010.

During the nine month period ended September 30, 2010, the Company issued 2,724,996 shares upon the exercise of warrants; 224,997 for services rendered and on a cashless basis.

During the nine month period September 30, 2010, the Company issued 3,202,000 shares of common stock as compensation for professional services rendered.

During the three months ended September 30, 2010, the Company sold 16,000,000 shares of common stock (plus 16,000,000 investor warrants) for gross proceeds of $1,600,000 and net proceeds of $1,355,687.

NOTE 13-WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.01	60,521	0.73	0.01	60,521	0.01
0.10	1,850,000	4.86	0.10	1,850,000	0.10
0.12	275,000	1.12	0.12	275,000	0.12
0.15	3,933,334	4.35	0.15	3,933,334	0.15
0.25	23,318,750	4.83	0.25	23,318,750	0.25
0.40	15,541,259	4.11	0.40	15,541,259	0.40
1.00	678,000	1.99	1.00	678,000	1.00
1.07	37,500	2.23	1.07	37,500	1.07
1.25	350,000	2.33	1.25	350,000	1.25
1.95	50,000	2.49	1.95	50,000	1.95
2.00	137,500	2.05	2.00	137,500	2.00
2.45	99,000	2.53	2.45	99,000	2.45
6.00	225,000	1.10	6.00	225,000	6.00
Total	46,555,864	4.43		46,555,864

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	3,840,455	$1.23
Issued	37,874,590	0.27
Exercised	(617,417)	0.00000004
Canceled or expired	(23,978,740)	0.00000004
Outstanding at December 31, 2009	17,118,888	0.36
Issued	33,143,753	0.27
Exercised	(2,725,000)	0.00036
Canceled or expired	(981,777)	2.94
Outstanding at September 30, 2010	46,555,864	$0.34

 In conjunction with the issuance of debt and settlement of Payables, the Company issued warrants to purchase an aggregate of 7,380,372 shares of common stock with an exercise price from $0.15 to $0.40 per share expiring five years from the date of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing method.

In conjunction with certain consulting services, the Company issued warrants to purchase an aggregate of 6,313,382 shares of common stock with an exercise prices from $0.15 to $0.40 per share expiring five years from the date of issuance. These warrants contain a "cashless exercise" feature. The fair value of the warrants was determined using the Black-Scholes option pricing method.

In conjunction with the settlement of litigation, the Company issued warrants to purchase 250,000 shares of common stock with an exercise prices from $0.15 per share expiring five years from the date of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing method.

In conjunction with the sale of the Company's common stock, the Company issued warrants to purchase 16,000,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance.  Additionally the Company issued warrants to purchase 3,200,000 shares of common stock to placement agents with half of the 5-year placement agent warrants having an exercise price of $0.10 and half having an exercise price of $0.25.

As of September 30, 2010, the Company is obligated to issue an aggregate of 1,283,331 warrants with an exercise price of $0.25 per share 5 years in satisfaction of resert provisions of certain previously issued warrants.

Non-Employee Options

The following table summarizes non employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.70	75,000	4.94	0.70	75,000	0.70
1.84	25,000	4.67	1.84	25,000	1.84
5.00	3,000	1.09	5.00	3,000	5.00
Total	103,000			103,000

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's non employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	203,000	$3.02
Issued	--	--
Exercised	--	--
Canceled or expired	(100,000)	$5.00
Outstanding at December 31, 2009	103,000	$1.10
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2010	103,000	$1.10

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.13	500,000	6.59	$0.13	500,000	$0.13
0.17	4,500,000	6.52	0.17	4,500,000	0.17
0.19	1,000,000	5.85	0.19	1,000,000	0.19
0.20	250,000	2.57	0.20	250,000	0.20
0.22	175,000	6.50	0.22	100,000	0.22
0.80	350,000	4.34	0.80	350,000	0.80
1.00	350,000	4.79	1.00	350,000	1.00
1.25	1,334,500	1.76	1.25	1,334,500	1.25
1.40	350,000	4.70	1.40	350,000	1.40
1.50	887,500	0.96	1.50	887,500	1.50
1.63	20,000	4.71	1.63	20,000	1.63
1.84	10,000	4.67	1.84	10,000	1.84
4.75	203,000	3.57	4.75	203,000	4.75
5.00	2,326,934	4.88	5.00	2,326,934	5.00
10.00	20,000	2.74	10.00	20,000	10.00
Total	12,276,934	4.93		12,201,934

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER30, 2010

NOTE 13-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	5,851,934	$5.89
Issued	1,000,000	0.19
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2009	6,851,934	5.89
Issued	5,425,000	0.19
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2010	12,276,934	$1.47

The Board granted an aggregate of stock options to purchase 5,425,000 shares of common stock of the Company at an exercise prices from $0.13 to $0.22 with an exercise periods from three to seven years to key employees, officers and a new advisory board member. The grant was valued using the Black-Scholes model and had a value of $995,743; $978,249 was fully expensed during the nine month period ended September 30, 2010.

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

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009. An answer was filed by the Company on December 20, 2009. On February 22, 2010, a motion for summary judgment was filed with the court by Patriot. An amended motion of summary judgment was filed on March 1, 2010 by Patriot.  As of September 30, 2010, the unpaid amount remaining on the overdraft was $14,047. The Company is making monthly payments to reduce the overdraft through an allocated portion of its revenue. The entire amount in dispute is on the balance sheet of the Company under Bank Overdrafts.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 14 -COMMITMENTS AND CONTINGENCIES (continued)

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

The Company amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 the Company will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing. Compensation expense under the employment agreement with Mr. Burchetta is recorded as payroll and related expenses in the unaudited condensed statement of operations and totaled $0 and $135,417 for the twelve months ended December 31, 2009 and 2008, respectively. On August 27, 2009, the accrued salary from 2008 was converted to stock.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 15 — EMPLOYMENT AGREEMENTS (continued)

On July 15, 2008, the employment agreement was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008. One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013. Consulting expense under the consulting agreement with Mr. Burchetta is recorded as general and administrative expenses in the unaudited condensed statement of operations and totaled $30,000 for the three months ended March 31, 2010 and $195,833 for the year ended December 31, 2009. Consulting expense for the year ended December 31, 2008 totaled $114,583. On August 27, 2009, the accrued consulting fees of $242,500 for the period July 2008 through July 2009 were converted to stock. On September 29, 2009 and effective as of August 1, 2009, the Company and Mr. Burchetta amended his consulting agreement from a full-time consulting position to a part-time consulting position. In addition, the monthly consulting fee was reduced from $20,833 per month to $10,000 per month. Finally, Mr. Burchetta waived the condition that his compensation exceeds that of the CEO by at least $25,000 per month and has comparable benefits. In return for the modifications to the contract with a termination date of January 13, 2013, Mr. Burchetta received 1,686,000 shares of stock, which represents the reduction in compensation during the remaining term of the agreement.

As of September 30, 2010, the Company owes Mr. Burchetta an aggregate of $35,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey stepped down as Interim CEO on April 12, 2010. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of September 30, 2010, the Company owes $158,333 in salary under the agreement.

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

NOTE 16 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in accrued liabilities and for a contract settlement owed to individuals, or an entity controlled by an individual, who were Company officers or directors or former officers or directors at the time of settlement.  The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009.  The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company, $221,515 in interest accrued thereon, and $242,500 in accounts payable for consulting services rendered.  Related party interest for the nine months ended September 30, 2010 was $10,391.  Related party interest for the year ended December 31, 2009 was $105,109.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company's board of directors as compensation for their services valued at $428,750. Another executive received an option grant of 1,000,000 shares at an exercise price of $0.19 with a seven year life as compensation for services and in recognition of a promotion valued at $190,000.

During the nine months ended September 30, 2010, the Company issued a total of 5,425,000 options to members of the Company's board of directors, new advisory board members, three new employees and an officer as compensation for their services valued at $978,250.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 16 - RELATED PARTY TRANSACTIONS (continued)

Certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 9).

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the financial statements.

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company's financial instruments as of September 30, 2010 which was recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

 NOTE 17 - FAIR VALUE MEASUREMENT (continued)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability			$ (-0-)

At September 30, 2010, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:

Three Months Ended September 30, 2010
Derivative Liability
Balance, June 30, 2010	$2,563,324
Total (gains) losses
Initial fair value of debt derivative on note issuance	61,751
Initial fair values of warrants issued containing reset provisions	72,984
-
Mark-to-market at September 30, 2010:	-
- Embedded debt derivative and warrant liabilities	855,003
Transfers in and/or out of Level 3	(3,553,062)

Balance, September 30, 2010	$-0-

Net loss for the period included in earnings relating to the liabilities held at September 30, 2010	$(855,003)

 NOTE 19 — SUBSEQUENT EVENTS

On October 12, 2010 the Company discharged two investor notes in the aggregate amount of $200,000 in principal,  $64,899 in accrued interest and a $45,000 late repayment fee for the payment in cash of $95,000 and the conversion of the $214,899 remaining total balance into 2,148,987 shares of the Company’s stock.

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

Since completing initial product development in early 2004, our primary business has been providing a software solution to consumer lenders or those collecting on those loans based on our proprietary DebtResolve® system, our Internet-based bidding system that facilitates the settlement and collection of delinquent and defaulted consumer debt via the Internet.  We have marketed our service primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and now Asia.  We intend to market our service to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online.  We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors' e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients' profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing DebtResolve system can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

For the nine months ending September 30, 2010 and 2009, we had inadequate revenues and incurred net operating income (losses) of $359,644 and $8,750,733 from continuing operations, respectively.  Cash used in operating activities was $1,345,031 for the nine months ended September 30, 2010. Based upon projected operating expenses of approximately $80,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

Revenues totaled $32,487 and $18,055 for the three months ended September 30, 2010 and 2009, respectively.  We earned revenue during the three months ended September 30, 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.  We earned revenue during the three months ended June 30, 2009 from contingency fee income, based on a percent of debt collected.

 Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $156,394 for the three months ended September 30, 2010, as compared to $963,435 for the three months ended September 30, 2009, a decrease of $807,041.  Employee stock compensation expense decreased to $-0- in the three months ended September 30, 2010 from $840,000 in the three months ended September 30, 2009, as there was a new grant in the 2009 period to new Advisory Board members, new employees and current officers and directors.  Salaries were $120,000 and $98,562 in the three months ended September 30, 2010 and 2009, respectively.  Employee benefits were $24,237 and $19,867 in the three months ended September 30, 2010 and 2009, respectively.   Employment taxes were $12,158 and $5,005 during the three months ended September 30, 2010 and 2009, respectively, as most payrolls were accrued in 2010 and not paid.

General and administrative expenses.  General and administrative expenses amounted to $740,531 for the three months ended September 30, 2010, as compared to $890,279 for the three months ended September 30, 2009, a decrease of $149,748. Service fees were $544,367 and $504,998 for the three months ended September 30, 2010 and 2009, respectively.    Stock compensation to consultants was $352,623 and $85,000 for the three months ended September 30, 2010 and 2009, respectively, primarily due to an increase in consultants in 2010.  Occupancy was $3,000 for each of the three months ended September 30, 2010 and 2009. Telecommunications was $12,993 and $12,574 for the three months ended September 30, 2010 and 2009, respectively.    Accounting decreased to $48,090 for the three months ended September 30, 2010 from $110,910 for the three months ended September 30, 2009 due to a decrease in the amount of filings.  Travel, marketing, insurance and legal were $11,271, $1,859, $29,936 and $80,524 in the three months ended September 30, 2010 compared with $1,276, $821, $28,259 and $137,872 in the three months ended September 30, 2009.  Miscellaneous general and administrative expenses were $7,498 and $12,493 for the three months ended September 30, 2010 and 2009, respectively.

Depreciation and amortization expense.  For the three months ended September 30, 2010 and 2009, we recorded depreciation expense of $4,967 and $10,897, respectively.  Depreciation expense for the three months ended September 30, 2010 is lower due to the full depreciation of some assets after September 30, 2009.

Interest (expense).  We recorded interest expense of $113,892 for the three months ended September 30, 2010 compared to interest expense of $85,405 for the three months ended September 30, 2009.

Amortization of deferred debt discount.  Amortization expense of $102,823 and $43,875 was incurred for the three months ended September 30, 2010 and 2009, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable.  Amortization expense increased due to the issuance of new notes after September 30, 2009.

Gain/(Loss) on derivative liability. We recorded a loss on derivative liability of $(855,003) and a loss of $(2,002,206) for the three months ended September 30, 2010 and 2009, respectively. As of August 12, 2010, we eliminated all derivative liabilities.

Other expense.  During the three months ended September 30, 2010, $28,335 of gain on settlement of payables was recorded as compared to a loss of $2,855,985 on conversion and extinguishment of debt in the period ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

Revenues totaled $92,779 and $56,517 for the nine months ended September 30, 2010 and 2009, respectively.  We earned revenue during the nine months ended September 30, 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.  We earned revenue during the nine months ended September 30, 2009 from contingency fee income, based on a percent of debt collected.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $1,378,630 for the nine months ended September 30, 2010, as compared to $1,338,810 for the nine months ended September 30, 2009, an increase of $39,821.  This increase is due to higher stock option expense offset by lower employee count in 2010.  Salaries were $315,227 and $418,562 in the nine months ended September 30, 2010 and 2009, respectively.  Employee benefits were $66,953 and $52,899 in the nine months ended September 30, 2010 and 2009, respectively, due to more employees on health insurance in 2010.  Employee stock compensation expense increased to $978,250 in the nine months ended September 30, 2010 from $857,850 in the nine months ended September 30, 2009, as there was more stock options issued in 2010.  Employment taxes were $18,200 and $9,498 during the nine months ended September 30, 2010 and 2009, respectively, as many payrolls were accrued in 2010 and not paid.  Finally, there were 401k matches of $0 and $756 for the nine months ended September 30, 2010 and 2009, respectively, as the match was suspended after the first quarter of 2009.

General and administrative expenses.  General and administrative expenses amounted to $2,475,923 for the nine months ended September 30, 2010, as compared to $1,223,341 for the nine months ended September 30, 2009, an increase of $1,252,582.  Service fees were $1,820,324 and $797,450 for the nine months ended September 30, 2010 and 2009, respectively.  This increase was primarily due to increases in service fees related to investment banking, fundraising costs  and consulting fees.   Stock compensation to consultants was $83,400 and $115,000 for the nine months ended September 30, 2010 and 2009, respectively.  Occupancy was $9,000 and ($237,392) for the nine months ended September 30, 2010 and 2009, respectively. We received a one-time credit of ($235,674) on the settlement of our lease in 2009.  Telecommunications was $42,005 and $55,322 for the nine months ended September 30, 2010 and 2009, respectively, as we restructured to a lower cost system in 2009.   Accounting decreased to $135,901 for the nine months ended September 30, 2010 from $159,910 for the nine months ended September 30, 2009 due to a decrease in the number of filings in 2010. Travel, marketing, insurance and legal were $31,209, $10,142, $74,688 and $254,163 in the nine months ended September 30, 2010 compared with $4,513, $2,966, $69,595 and $180,328 in the nine months ended September 30, 2009.  Miscellaneous general and administrative expenses were $15,092 and $75,830 for the nine months ended September 30, 2010 and 2009, respectively, with higher extension fees on outstanding notes in 2009.

Depreciation and amortization expense.  For the nine months ended September 30, 2010 and 2009, we recorded depreciation expense of $24,121 and $35,406, respectively.  Depreciation expense for the nine months ended September 30, 2010 is lower due to the full depreciation of some assets after September 30, 2009.

Interest (expense).  We recorded interest expense of $448,564 for the nine months ended September 30, 2010 compared to interest expense of $264,698 for the nine months ended September 30, 2009.

Amortization of deferred debt discount.  Amortization expense of $699,937 and $265,137 was incurred for the nine months ended September 30, 2010 and 2009, respectively, for the amortization of the value of the deferred debt discount associated with certain of our lines of credit and notes payable.  Amortization expense increased due to the issuance of new notes after September 30, 2009.

Gain/(Loss) on derivative liability.  We recorded a gain on derivative liability of $4,957,469 and a loss of $(2,823,873) for the nine months ended September 30, 2010 and 2009, respectively, for the revaluation of certain derivatives at September 30, 2010 and 2009.  As of August 12, 2010, we eliminated all derivative liabilities

Other expense. We recorded a gain of $336,572 for the settlement of payables in the nine months ended September 30, 2010 as compared to a loss of $2,855,985 for the loss on conversion and extinguishment of debt in the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficiency in the amount of $2,401,382 from operations and cash and cash equivalents totaling $616,734.  We reported a net income of $359,644 from continuing operations for the nine months ended September 30, 2010.  Net cash used in operating activities was $1,345,031 for the nine months ended September 30, 2010.  Cash flow provided by financing activities was $1,965,396 for the nine months ended September 30, 2010.  As of December 31, 2009, we had a working capital deficiency in the amount of $4,229,322 and cash and cash equivalents totaling $0. We incurred a net loss of $13,115,424 from continuing operations for the year ended December 31, 2009.  Net cash used in operating and investing activities for continuing operations was $956,740 and $-0-, respectively for the year ended December 31, 2009.  Cash flow provided by financing activities for continuing operations was $942,358 for the year ended December 31, 2009.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  Our management is continuing our efforts to secure additional funds through debt and/or equity instruments.  On August 12, 2010, we closed the minimum round of $1,500,000 on a $3,000,000 private placement.  We have also settled some of our liabilities through issuances of our common stock, and we expect to settle additional liabilities through discounted lump sum payments.  Management believes that it will be successful in obtaining additional financing and settling our liabilities; however, no assurance can be provided that we will be able to do so.  There is no assurance that these funds will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, we may have to seek protection from our creditors in bankruptcy.  There can be no assurance that efforts to raise adequate capital will be successful.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,312,459 on three year Series A Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from June 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest.  In addition, the investors received 13,124,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $395,274 and $464, respectively.  As of September 30, 2010, $475,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.

 During the nine months ended September 30, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Debentures with an interest rate of 14%.  During the period, $50,000 was repaid in cash, leaving a balance of $225,000 on these debentures at September 30, 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $92,951 and $0, respectively.

 During the nine months ended September 30, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three year Series C Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, the investors received 2,566,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  The notes were recorded net of a deferred debt discount of $215,941, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $17,291 and $0, respectively.

On May 12, 2010, an unaffiliated investor and consultant loaned the Company $10,000 on a 30-day loan to pay a vendor.  The investor received a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $8,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $8,000 and $0, respectively.

On May 14, 2010, an unaffiliated investor loaned the Company $17,870 on a 30-day loan to pay two vendors.  The investor received a warrant to purchase 178,870 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $16,083, based on the relative fair value of the warrant under the Black- Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $16,083 and $0, respectively.

On May 19, 2010, an unaffiliated investor loaned the Company $25,000 on a 30-day loan.  The investor received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $20,000 and $0, respectively.

On May 21, 2010, an unaffiliated investor loaned the Company $12,500 on a 30-day loan.  The investor received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,500, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine month periods ended September 30, 2010 and 2009, amortization expense was $12,500 and $0, respectively.

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

Stock-based compensation

The Company accounts for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10"). Under the provisions of ASC 718-10, the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total stock-based compensation expense for the nine months ended September 30, 2010 and 2009 amounted to $978,249 and $857,850, respectively. As of September 30, 2010, we had $0 of unrecognized compensation cost.

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

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from non-sufficient funds checks received from an investor on May 22 and May 29, 2009. A motion for summary judgment by the plaintiff is pending in the court. The remaining balance of $14,047 is on the balance sheet as a Cash Overdraft.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2010, we completed the minimum closing of $1,500,000 of a $3,000,000 private placement.  The investors received 15,000,000 shares of stock and 15,000,000 five year warrants to purchase our common stock at an exercise price of $0.25.  On September 30, 2010 we completed a second closing of $100,000 on the private placement.  The investor received 1,000,000 shares of stock and 1,000,000 five year warrants to purchase our common stock at an exercise price of $0.25.  Most of the proceeds will be used to expand sales and marketing efforts and to enlarge our technology infrastructure and complete enhancements to our offerings.

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

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013. The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount was amortized over the term of the note. During the three months periods ended March 31, 2010 and 2009, amortization was $0 and $3,383, respectively. The investor loaned the Company an additional $100,000 on February 26, 2008. This note was discharged on October 12, 2010.

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an 18-month note with a maturity date of August 26, 2009. The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity. Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2010. In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013. The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the three months ended March 31, 2010 and 2009, the Company recorded amortization of the debt discount related to this note of $0 and $9,567, respectively. This note was discharged on October 12, 2010.

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Item 6. Exhibits and Filings on Form 8-K

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

Form 8-K dated April 4, 2010.

Form 8-K dated April 14, 2010.

Form 8-K dated August 18, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: November 22, 2010	By:	/s/ James G. Brakke
James G. Brakke Co-Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ David M. Rainey
David M. Rainey President and Chief Financial Officer (Principal financial and accounting officer)