Form 10-K
period 2010-12-31
DEBT RESOLVE INC
filed 2011-04-15
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $2,574,499, based on a closing price of $0.08 per share on June 30, 2010, as quoted on the Bulletin Board.

As of April 14, 2011, 80,222,015 shares of the issuer’s Common Stock were issued and outstanding.

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

Overview

Debt Resolve, Inc. (“we,” “our,” “us,” the “Company” and similar phrases refer to Debt Resolve, Inc.) is a Delaware corporation formed on April 21, 1997.  We provide a patented software solution and other solutions to consumer lenders based on our proprietary DebtResolve® solutions.  Our patented Internet-based bidding system facilitates the settlement and collection of defaulted consumer debt via the Internet.  Our early stage solution works to bring delinquent consumer accounts back to current status.  Our existing and target creditor clients include banks and other credit originators, credit card issuers and third-party collection agencies and collection law firms, as well as assignees and buyers of charged-off consumer debt.  We also have implemented our first client in the retail sector and are entering the healthcare sector.  We believe that our solutions, which use client-branded user-friendly web interfaces, provide our clients with less intrusive, less expensive, more secure and more efficient ways of pursuing delinquent debts than traditional labor-intensive methods.

Our DebtResolve solutions bring creditors or parties who service their credit and consumer debtors together to resolve defaulted consumer debt online through a series of steps.  The process is initiated when one of our creditor or servicer clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts.  The client then invites its consumer debtor to visit a client-branded website, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the delinquent or defaulted debt through one of our DebtResolve solutions.  Through our hosted website, the debtor is allowed to make three or four offers, or select other options to bring current or settle the obligation.  If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s account.  The entire resolution process is accomplished online.

We completed development and commenced commercial use of our software solution in 2004.  We currently have a written contract in place with two banks, three collection law firms and a retailer.  The loss of any of these contracts would have a material adverse impact on our business.

On January 19, 2007, we acquired the stock of First Performance Corporation and its subsidiary, First Performance Recovery Corporation, both privately-owned debt collection agencies with approximately 100 collectors, revenues of $6 million for the year ended December 31, 2006, and offices in Florida and Nevada, which were operated as a wholly-owned subsidiary.  Much of 2007 and the beginning of 2008 was spent by First Performance management restructuring this business (after losing a few key clients) to improve profitability by reducing costs and declining business that had contributed to prior losses at First Performance, while securing new clients with better profitability prospects.  In June 2007, First Performance management consolidated all business activities of First Performance Corporation and First Performance Recovery Corporation into our Nevada facility and transacted all business through First Performance Recovery.  In addition, we believed that the agency would serve as a test lab to develop “best practices” for the integration of our DebtResolve system into the accounts receivable management environment.  On June 30, 2008, First Performance Recovery was closed by its management.  We decided to refocus entirely on our core internet business.  As of December 31, 2010, we have no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, were both legally revoked on June 1, 2010.  First Performance Corp. was legally revoked in 2008 and its subsidiary, First Performance Recovery Corp., was legally dissolved on August 1, 2009.

Corporate Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp.  In 2000, we filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission, or SEC, and became a reporting, non-trading public company.  Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations.  On February 24, 2003, James D. Burchetta and Charles S. Brofman, directors of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares.  We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris.  Our board of directors was then reconstituted, and we began our current business and product development.  On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and to increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares.  On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares.  On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to effect a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares.  On November 6, 2006, we completed an initial public offering which, in conjunction with the conversion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696.  On June 3, 2010, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 100,000,000 to 200,000,000 shares.  Subsequent common stock grants, option exercises, the acquisition of First Performance, warrant grants, conversions of notes, interest, payroll and accounts payable and private placements to accredited investors have brought us to our current number of outstanding shares of common stock.  Our principal executive offices are located at 150 White Plains Road, Suite 108, Tarrytown, New York 10591, and our telephone number is (914) 949-5500.  Our website is located at http://www.debtresolve.com.  Information contained in our website is not part of this report.

Our Strengths

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the DebtResolve system, we designed the system to be user-friendly and easily navigated.

We believe our DebtResolve solutions have two key features that make them unique and valuable:

•
One solution utilizes a blind-bidding system for settling debt – This feature is the subject of patent protection and, to date, has resulted in settlements and payments that average above the floor set by our clients.

•	They facilitate compliance with regulations.

•
They promote best practices – The collections industry is very results-driven.  To adopt new techniques or technology, participants want to know exactly what kind of benefits to expect.  We recognize this and also know that Internet-based collection is a newer technology, and there is room to improve its performance.  By working with our clients to build best practices, we expect to help secure sales and improve revenue to us.

•	By providing a web channel, total liquidation rates are increased in our clients portfolios.

The main advantages to consumer debtors in using our DebtResolve solutions are:

•	A greater feeling of dignity and control over the debt collection process.

•	Confidentiality, security, ease-of-use and 24-hour access.

•	A less threatening experience than dealing directly with debt collectors.

Despite these advantages, neither we nor any other company has established a firm foothold in the market for online debt collection.  Effective utilization of our solutions will require a change in thinking on the part of the debt collection industry, and the market for online collection of defaulted consumer debt may never develop to the extent that we envision or that is required for our Internet solutions to become a viable, stand-alone business.  However, we intend to continuously enhance and extend our offerings and develop significant expertise in consumer behavior with respect to online debt payment to remain ahead of potential competitors.  We believe we have the following key competitive advantages:

•	To our knowledge, we were the first company to market an integrated set of Internet-based consumer debt collection tools.

•	As the first to market, we developed early expertise which we expect will allow us to keep our technology on the leading edge and develop related offerings and services to meet our clients’ needs.

•	The patent license to the Internet bidding process protects the DebtResolve system’s key methodology and limits what future competitors may develop for the duration of the patents.

•	The industry reputation of our management team and the extensive consumer debt research we have conducted provide us with credibility with potential clients.

Development-Stage Activities and Acquisitions

During the last several years, we have devoted substantially all of our efforts to planning and budgeting, product development, and raising capital.  In January 2004, we substantially completed the development of our first online solution and began marketing it to banks, collection agencies, debt buyers and other creditors.  In February 2004, we implemented our DR Settle™ solution, on a test basis, with a collection agency.  From that time forward, we have implemented this solution with additional clients, but have not earned, nor did we expect to generate, significant revenues from these clients during the initial start-up periods.  We have now refined our pricing model for future business to facilitate the acquisition of new clients.  On January 19, 2007, we acquired all of the outstanding shares of First Performance Corporation for a combination of cash and shares of our common stock.

Our Core Business

Our Cloud-based Solutions

Our DR Settle Solution brings creditors or servicers and consumer debtors together to resolve defaulted consumer debt through a series of steps.  The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts.  The client then invites its customer (the consumer debtor) to visit a client-branded website, developed and hosted by us, where the consumer debtor is presented with an opportunity to satisfy the defaulted debt through the hosted solution.  Through DR Settle, the consumer debtor is allowed to make three or four offers, or select other options, to resolve or settle the obligation.  If the consumer debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s own account.  The entire resolution process is accomplished online.

Our DR Prevent™ solution brings creditors and consumer debtors together to bring newly delinquent accounts back to current status for our clients.  The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts.  The client then invites its customer (the consumer debtor) to visit a client-branded website, developed and hosted by us, where the consumer debtor is presented with an opportunity to satisfy the delinquent debt through the hosted solution.  Through DR Prevent, the consumer debtor is presented with a series of options that provide different ways for the consumer to bring the account back to current status.  If the consumer debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the DebtResolve system and deposited into the client’s own account.  The entire resolution process is accomplished online.

Our DebtResolve solutions consists of DR Settle (for debt settlement), DR Prevent (for early stage delinquencies) and DR Collect™, a solution customized to the unique needs of collection agencies and law firms.  In addition, these core solutions are augmented by administrative modules like DR Pay™ for online payments, DR Control™ for system administration, and DR Mail™ as our secure e-mail methodology.

We believe that our solutions can be highly effective collections tools at all stages and with all asset classes.  The means by which collections have traditionally been pursued, by phone and mail, are, we believe, perceived by debtors as intrusive and intimidating.  In addition, the general trend in the collections industry is moving towards outsourcing of collections efforts to third parties.

Our DebtResolve system offers significant benefits to our creditor clients:

•	Enabling them to reduce the cost of collecting defaulted consumer debt,

•	Minimizing the need for collectors on the phone,

•	Updating consumer debtor contact and other information,

•	Achieving real time settlements or curing delinquencies with consumer debtors,

•	Adding a new and cost-effective communication channel,

•	Appealing to new segments of debtors who do not respond to traditional collection techniques,

•	Easily implementing and testing different collection strategies to potentially increase current rates of return on defaulted consumer debt,

•	Improving compliance with applicable federal and state debt collection laws and regulations through the use of a controlled script, and

•	Preserving and enhancing their brand name by providing a positive tool for communicating with consumers.

Our Integrated Voice Response Solutions

In March 2011, we announced that we have begun development of Integrated Voice Response (IVR) versions of our DR Settle and DR Prevent Solutions.  These solutions will be targeted to both the issuer and servicer markets.  We expect initial development of the solutions to be complete by mid-2011 and for marketing to begin in the second half of 2011.

Former Collection Agency Business

First Performance Corporation and First Performance Recovery Corporation

We purchased the stock of First Performance Corporation and its subsidiary, First Performance Recovery Corporation, in January 2007.  First Performance was a collection agency that represented both regional and national credit grantors and debt buyers from such diverse industries as retail, bankcard, oil cards, mortgage and auto.

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

One year later, on June 30, 2008, First Performance management decided to close First Performance due to continuing loss of clients.  At that time, we took a charge for the disposal of the remaining fixed assets of $87,402 and expensed the remaining value of the intangible assets in accordance with SFAS 142 with a charge of $176,545.  The corporate charter of First Performance was legally revoked on August 1, 2009, and we have de-consolidated the results of First Performance as of that date.

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $2.4 trillion in December 2010, a compound annual growth rate of approximately 8% for the period.  In parallel, the accounts receivables management (ARM) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collections industry trends:

•
Profit margins are stagnating or declining due to the fixed costs of collections.  In addition, the worsening economy means more delinquencies to collect but a higher inability on the part of debtors to pay.  Thus, costs increase to generate the same level of revenue.  The ACA International’s 2009 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

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

The collections industry has always been driven by letters and agent calls to debtors.  In the early 1990’s dialer technology created an improvement in calling efficiency.  However, it was not until about a decade later that any new technologies were introduced.  These new technologies include analytics, interactive voice response systems and Internet-based collections.  Of these, interactive voice response systems and Internet-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement, while analytics focuses agent time on the accounts with the highest potential to collect.  We are expanding our offerings to include voice response as well as internet-based tools.

Our Business Growth Strategy

Our goal is to become a significant player in the ARM industry by making our Debt Resolve solutions key collection tools at all stages of delinquency across all categories of consumer debt.  The key elements of our business growth strategy are to:

•
Accelerate our marketing efforts and extend target markets for the Internet product.  Initially, we marketed our DR Settle system to credit issuers, their collection agencies and collection law firms and the buyers of their defaulted debt in the United States, Canada and the United Kingdom.  We also entered the auto collections vertical in 2007 with the addition of several clients in this area.  In 2010 we implemented our first client in the retail sector.  As of December 31, 2010, we were actively targeting new market segments like healthcare companies, and new geographic markets, like Asia and other international markets.  Other markets in the United States may include student loan debt, utilities,  Internet/payday lending and other low balance debt.

•
Expand our service offerings.  We will continue to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services.  We may work by ourselves or with partners to provide one-stop shopping to our clients for a broad array of collection related services, including payment processing, analytics and other technology.  For example, we have just formed a partnership to develop integrated voice response versions of our solutions DR Settle and DR Prevent.

•
Grow our client base.  As of December 31, 2010, we had 5 clients.  Our clients consist of credit issuers (including banks), collection law firms and a retailer.  With our suite of online products, we believe we can expand our client base by offering a broader range of services.  We believe that our clients can benefit from our patented, cost-effective technology and other services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

•
Increase adoption rates.  Our clients typically pay us either flat monthly fees that vary by number of accounts loaded or an annual fee plus consumer convenience fees per resolution.  Registered end-users using account presentation and payments services are the major drivers of our recurring revenues.  Using our proprietary technology and our marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

•
Provide additional products and services to our installed client base.  We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances.  Some of these services include mailing services, analytics, tracing technology or voice driven technology.

•
Maintain and leverage technological leadership.  Our technology and integration expertise has enabled us to be among the first to introduce an online method for the resolution of consumer debt, and we believe we have pioneered the online collection technology space.  We believe the scope and speed of integration of our technology-based services gives us a competitive advantage and with our efforts on continued research and development, we intend to continue to maintain our technological leadership.  We implement our typical client in thirty days or less.

•
Facilitate and leverage growth.  We believe our growth will be facilitated by the fact that we have already established “proof of concept” of our system with our initial national clients, as well as from the increasing level of consumer debt both in the United States and internationally, the significant level of charge-offs by consumer debt originators and recent major changes in consumer bankruptcy laws.  The Bankruptcy Abuse Prevention and Consumer Protection Act, which became effective in October 2005, significantly limits the availability of relief under Chapter 7 of the U.S. Bankruptcy Code, where consumer debts can be discharged without any effort at repayment.  Under this new law, consumer debtors with some ability to repay their debts are either barred from bankruptcy relief or forced into repayment plans under Chapter 13 of the U.S. Bankruptcy Code.  In addition, this law imposes mandatory budget and credit counseling as a precondition to filing bankruptcy.  We expect that these more stringent requirements will make bankruptcy a much less attractive option for most consumer debtors to resolve outstanding debt and will increase the pool of accounts suitable for our Debt Resolve solutions and potentially lead more creditors to utilize our system.

Sales and Marketing

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

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business, thereby improving margins over time.  It is our intention to base pricing on the value gained by clients rather than on our direct costs.  In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer our Debt Resolve solutions to a majority of their target debtors as a preferred or alternate channel.  A key part of our sales strategy is to build a proof-of-concept by sub-market.  This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire.  These results form the basis for the business case and are key to closing sales by providing a clear expected return on investment to prospective clients.  Results will come from existing clients, new partnerships and from our current business partners or contacts.

Our marketing efforts will focus on strengthening our image versus that of our competition, providing new industry leading technologies, refining our message by market, and re-introducing our company as a financially-sound, growing enterprise.

Technology License and Proprietary Technology

At the core of our DR Settle solution is a patent-protected bidding methodology co-invented by James D. Burchetta and Charles S. Brofman, the co-founders of our company.  We originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551 issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide.  This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds.  Four subsequent patents have been issued and form a five patent “cluster” underpinning our license agreement.  In June 2005, we amended and restated the license agreement in its entirety.  The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types.  The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions.  In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options to purchase shares of our common stock, which were granted as follows:

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

In addition, we have developed our own software based on the licensed intellectual property rights.  We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and software.  We have not applied for patents on any of our own technology.  We have obtained through the U.S. Patent and Trademark Office a registered trademark for our DebtResolve corporate and system name as well as our slogan “Debt Resolve – Settlement with Dignity.”  “DR Settle,” “DR Pay,” “DR Control,” “DR Mail,” “DR Prevent,” “DR Collect,” “Debt Resolve – Resolved. With Dignity,” “Connect. Resolve. Collect.,” and “DR-Default” are our trademarks/service marks, and we intend to attempt to register them with the U.S. Patent and Trademark Office as well.

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

Competition

Internet-based technology was introduced to the collections industry in 2004 and has many participants at this time.  The original three were us, Apollo Enterprise Solutions, LLC and Online Resources Corp.

Apollo Enterprise Solutions, LLC is a private company with venture backing.  Apollo has a mixed team of employees/consultants who are located at their facility in Irvine, CA or are geographically dispersed.  Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom, as well as healthcare providers.  In 2005 through 2009, we believe Apollo spent more than their competitors on advertising and trade show sponsorships.  Their sales strategy has been to be the lowest-cost provider.  In terms of product positioning, Apollo emphasizes their technology – especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy.  Overall, Apollo had a feature set similar to our DR Settle solution – including the rules engine – and appeared to replicate our proprietary blind bidding system.  In January 2007, we filed a patent infringement law suit against Apollo.  On November 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit.  The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents:  Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method.  The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.  Apollo has very long implementation periods with its clients but has been through a restructuring in 2010.

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

Our Debt Resolve solutions have client tools that make setting up treatment programs as flexible as those offered by Apollo and Online Resources, but we believe is especially easy for our clients to use.  Its implementation time is typically a 30-day maximum, and we have a track record that supports this claim.  Our solutions do not have an in-house payment processing system.  Instead, we partner with a major payment processing provider to offer competitive rates on this service.  Many potential clients already have a processing system, and we can provide an interface to that system.  In addition, although Apollo plays up its ability to handle real-time credit scores as a key differentiator, we have not found any evidence that this is a requirement in the industry.  However, we believe that matching that feature, if it becomes an issue, is a fairly straightforward process.

There are many new competitors entering the online collections market at this time.  We are very closely monitoring their functionality to prevent an infringement of our patented settlement engine.

Government Regulation

We believe that our Internet technology business is not subject to any regulations by governmental agencies other than that routinely imposed on corporate and Internet-based businesses.  We believe it is unlikely that state or foreign regulators would take the position that our solutions effectively constitute the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies, as we have no client funds in our custody at any time.

Existing laws and regulations for traditional collection agencies would include applicable state revolving credit, credit card or usury laws, state consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the federal Truth in Lending Act (including the Fair Credit Billing Act amendments) and the Federal Reserve Board’s implementation of Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws.  Collection laws and regulations also directly apply to an agency’s business, such as the federal Fair Debt Collection Practices Act and state law counterparts.  Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on defaulted consumer debt, and any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect.  Finally, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer debt.  Our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on any consumer debt.

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

We have pursued partnering prospects for our Debt Resolve solutions in the United Kingdom and Europe.  Since we would host client account data on our system, we would be subject to European data protection law that derives from the Data Protection Directive (Directive 95/46/EC) of the European Commission, which has been implemented in the United Kingdom under the Data Protection Act 1998.  Under the Data Protection Act, we are categorized as a “data processor.”  As a data processor, we are required to agree to take steps, including technical and organizational security measures, to ensure that personal data which may identify a living individual that may be passed to our Debt Resolve solutions by our creditor client in the course of our business is protected.  In addition, the Consumer Credit Act 1974 of the United Kingdom and various regulations made under it governs the consumer finance market in the United Kingdom and provides that our creditor client must hold a license to carry on a consumer credit business.  Under the Consumer Credit Act, all activities conducted through our solutions must be by, and in the name of, the creditor client.  We cannot predict how foreign laws will impact our ability to expand our business internationally or affect the cost of such expansion.  We will evaluate applicable foreign laws as our efforts to expand our business into other foreign jurisdictions warrant.

Employees

As of the date of this report, we have 8 employees or contractors in total, of which 4 are full-time employees.  Our employees are based at our corporate headquarters in Tarrytown, New York or are home-based sales executives.  None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

For the years ended December 31, 2010 and 2009, we had inadequate revenues and incurred net losses from continuing operations of $561,467 and $13,115,424, respectively.  Cash used in operating activities for continuing operations was $1,789,581 and $1,019,046 for the years ended December 31, 2010 and 2009, respectively.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

            Subsequent to December 31, 2010, the Company has secured additional financing from seven parties in the aggregate amount of $81,000.

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

We have experienced significant and continuing losses from operations.  In fiscal years 2009 and 2010, we have incurred total net losses from continuing operations for these two years of $13,676,891.  If such losses continue, we may not be able to continue our operations.
We incurred a net loss from continuing operations of $13,115,424 for the year ended December 31, 2009 and $561,467 for the year ended December 31, 2010.  From February 2003 to date, our operations have been funded almost entirely through the proceeds that we have received from the issuance of our common stock in private placements, the issuance of our 7% convertible promissory notes in two private financings in 2005, the issuance of convertible and non-convertible notes in a private financing in June 2006, the issuance of our common stock at our initial public offering, from a private financing in 2007 and various individual private placements and shareholder loans in 2007 - 2010.  If we continue to experience losses, we may not be able to continue our operations or may have to declare bankruptcy.

If we are unable to retain current Debt Resolve clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our Debt Resolve solutions or successfully promote access to the website, we will not be able to generate revenues or continue our Debt Resolve business.

We expect that our Debt Resolve solutions revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online Debt Resolve solutions, from a flat fee per settlement or from recurring monthly fees for the use of our system, potentially coupled with success or other transaction fees.  We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies or collection law firms and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers.  We cannot be sure that we will be able to retain our existing, and enter into new, relationships with creditor clients in the future.  In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms.  Finally, we cannot control the number of accounts that our clients will submit on our system, how successfully they will promote access to the website, or whether the use of our system will result in any increase in recovery over traditional collection methods.  If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our Debt Resolve  business.

We may be unable to meet our future liquidity requirements due to ongoing losses.

We depend on both internal and external sources of financing to fund our operations.  Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to operate our business or cause us to seek bankruptcy protection from our creditors.

We may fail to successfully integrate acquisitions and reduce our operating expenses.

Although we have no definitive agreements in place to do so currently, we may in the future seek to acquire additional complementary businesses, assets or technologies.  The integration of the businesses, assets and technologies we have acquired or may acquire will be critical.  Integrating the management and operations of these businesses, assets and technologies is time consuming, and we cannot guarantee we will achieve any of the anticipated synergies and other benefits expected to be realized from acquisitions.  We currently have limited experience with making acquisitions, and we expect to face one or more of the following difficulties:

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

We believe that building brand awareness of our Debt Resolve solutions and marketing our services in order to grow our client base and generate revenues is crucial to the viability of our business.  Furthermore, we believe that brand awareness is a key differentiating factor among providers of online services, and given this, we believe that brand awareness will become increasingly important as competition has increased in our target markets.  In order to increase brand awareness, we must devote significant time and resources in our marketing efforts, provide high-quality client support and increase the number of creditors and consumers using our services.  While we may maintain a “Powered by Debt Resolve” logo on each screen that consumer’s view when they log on to our Debt Resolve solutions, this logo may be inadequate to build brand awareness among consumers.  If initial clients do not perceive our services to be of high quality, the value of our brand could be diluted, which could decrease the attractiveness of our services to creditors and consumers.  If we fail to promote and maintain our brand, our ability to generate revenues could be negatively affected.  Moreover, if we incur significant expenses in promoting our brand and are unable to generate a corresponding increase in revenue as a result of our branding efforts, our operating results would be negatively impacted.

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

Our ability to compete in our sector depends in part upon the strength of our proprietary rights in our technologies.  We consider our intellectual property to be critical to our viability.  We do not hold patents on our consumer debt-related product, but rather license technology for our DR Settle solution from James D. Burchetta and Charles S. Brofman, the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component.

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

We do not hold patents on our consumer debt-related product, but rather license technology for our Debt  Resolve solutions from James D. Burchetta and Charles S. Brofman, the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component.  This license agreement limits usage of the technology to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types.  These limitations on usage of the licensed technology could constrain the expansion of our business by limiting the different types of debt for which some of our Debt Resolve solutions can potentially be used, and limiting the potential clients that we could service.

Potential conflicts of interest exist with respect to the intellectual property rights that we license from our co-founders, and it is possible our interests and their interests may diverge.

We do not hold patents on our consumer debt-related product, but rather license technology for certain Debt Resolve solutions from James D. Burchetta and Charles S. Brofman, the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component.  This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of Messrs. Burchetta and Brofman.  The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman.  Our interests with respect to such pleadings and settlements may be at odds with those of Messrs. Burchetta and Brofman, requiring them to recuse themselves from our decisions relating to such pleadings and settlements, or even from further involvement with our company.

As of December 2010, Messrs. Burchetta and Brofman own approximately 15% of our outstanding shares of common stock.  They have controlled or exerted significant influence over our company since its inception.  Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us.  They will not be entitled receive any stock options for other debt collection activities such as off-line settlements.  Messrs. Burchetta and Brofman have substantial influence for selecting the business direction we take, the products and services we may develop and the mix of businesses we may pursue.  The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

If we cannot compete against competitors that enter our market, demand for our services will be limited, which would likely result in our inability to continue our business.

We are aware of several companies that have software offerings that are competitive with Debt Resolve’s solutions and which compete with us for market share.  Two early competitors, Incurrent Solutions, Inc., a division of Online Resources Corp., announced a collection offering in fall 2004, and Apollo Enterprises Solutions, LLC announced an online collection offering in fall 2004.  Additional competitors have emerged in the online defaulted consumer debt market.  These and other possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the banking or collection industries than we currently have.  In the future, we may not have the resources or ability to compete.  As there are few significant barriers for entry to new providers of defaulted consumer debt services, there can be no assurance that additional competitors with greater resources than ours will not enter our market.  Moreover, there can be no assurance that our existing or potential creditor clients will continue to use our services on an increasing basis, or at all.  If we are unable to develop and expand our business or adapt to changing market needs as well as our competitors are able to do, now or in the future, we may not be able to continue our business.

We are dependent upon maintaining and expanding our computer and communications systems.  Failure to do so could result in interruptions and failures of our services.  This could have an adverse effect on our operations which would make our services less attractive to consumers, and therefore subject us to a loss of revenue as a result of a possible loss of creditor clients.
Our ability to provide high-quality client support largely depends on the efficient and uninterrupted operation of our computer and communications systems to accommodate our creditor clients and the consumers who use our system.  In the terms and conditions of our standard form of licensing agreement with our clients, we agree to make commercially reasonable efforts to maintain uninterrupted operation of our Debt Resolve solutions 99.99% of the time, except for scheduled system maintenance.  In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand our Debt Resolve offerings.

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

Our disaster recovery plan may not be adequate and our business interruption insurance may not adequately compensate us for losses that could occur as a result of a network-related business interruption.  The occurrence of a natural disaster or unanticipated problems at our facilities or those of our service providers could cause interruptions or delays in use of our Debt Resolve solutions and loss of data.  Additionally, we rely on third parties to facilitate network transmissions and telecommunications.  We cannot assure you that these transmissions and telecommunications will remain either reliable or secure.  Any transmission or telecommunications problems, including computer viruses and other cyber attacks and simultaneous failure of our information systems and their backup systems, particularly if those problems persist or recur frequently, could result in lost business from creditor clients and consumers.  Network failures of any sort could seriously affect our client relations, potentially causing clients to cancel or not renew contracts with us.

Furthermore, our business depends heavily on services provided by various local and long-distance telephone companies.  A significant increase in telephone service costs or any significant interruption in telephone services could negatively affect our operating results or disrupt our operations.

David M. Rainey possesses specialized knowledge about our business, and we would be adversely impacted if he were to become unavailable to us.

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of David M. Rainey, our President and Chief Financial Officer.  Mr. Rainey has knowledge regarding online debt collection technology and many aspects of company operations that would be difficult to replace.  If Mr. Rainey were to become unavailable to us, our operations would be adversely affected.  We have no insurance to compensate us for the loss of any of our named executive officers or key employees.

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

Risks Related to Our Industry

The ability of our Debt Resolve solutions clients to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

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

A number of our existing and potential creditor clients, such as banks and credit card issuers, operate in highly regulated industries.  We are impacted by consumer credit and debt collection practices laws, both in the United States and abroad.  The relationship of a consumer and a creditor is extensively regulated by federal, state, local and foreign consumer credit and protection laws and regulations.  Governing laws include consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the Federal Truth in Lending Act (including the Fair Credit Billing Act amendments), the Fair Debt Collection Practices Act and state law counterparts, the Federal Reserve Board’s implementation of Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws.  Failure of these parties to comply with applicable federal, state, local and foreign laws and regulations could have a negative impact on us.  For example, applicable laws and regulations may limit our ability to collect amounts owing with respect to defaulted consumer debt accounts, regardless of any act or omission on our part.  We cannot assure you that any indemnities received from the financial institutions which originated the consumer debt account will be adequate to protect us from liability to consumers.  Any new laws or rulings that may be adopted, and existing consumer credit and protection laws, may adversely affect our ability to collect and settle defaulted consumer debt accounts.  In addition, any failure on our part to comply with such requirements could adversely affect our ability to settle defaulted consumer debt accounts and result in liability.  In addition, state or foreign regulators may take the position that our Debt Resolve solutions effectively constitute the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies.  If so, we may need to obtain licenses from such states, or such foreign countries where we may engage in our Debt Resolve solutions business.  Until licensed, we will not be able to lawfully deal with consumers in such states or foreign countries.  Moreover, we will likely have to incur expenses in obtaining licenses, including applications fees and post statutorily required bonds for each license.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, XBRL, new SEC regulations and stock market rules, are creating uncertainty for small capitalization companies like us.  These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting will require the commitment of significant financial and managerial resources.  The requirement to file our reports in XBRL beginning with the second quarter of 2011 report will also be time consuming and costly.  In addition, recent pronouncements by the Financial Accounting Standards Board will require a significant commitment of resources.  We expect these efforts to require the continued commitment of significant resources.

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

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover.  We generally compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries.  We will not be able to service our clients’ receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified personnel. Further, a high turnover rate among our employees would increase our recruiting and training costs and may limit the number of experienced personnel available.  Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover.  If the turnover rate among our employees increases, we will have fewer experienced employees available to service our clients, which could reduce efficiency and therefore result in lower revenues and earnings.  Our employee retention and turnover has also been significantly impacted by our lack of cash or access to significant funding.

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

Our balance sheet restructuring results in significant dilution.

Our ongoing balance sheet restructuring has resulted in significant dilution to our existing shareholders as liabilities are converted to stock.  In addition, some of these conversions have resulted in concentrated large illiquid blocks of our shares which overhang our trading for extensive periods of time.

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

In conjunction with the acquisition of First Performance Corporation and its subsidiary, First Performance Recovery Corporation, our consolidated results began including the existing First Performance leases in Nevada and Florida.  The Nevada facility consisted of 13,708 square feet at 600 Pilot Road, Las Vegas, Nevada 89119.  First Performance Corp. leased this space for $19,225 per month under a non-cancelable lease through July 31, 2014.  The Florida facility consisted of 12,415 square feet at 4901 N.W. 17th Way, Suite 201, Ft. Lauderdale, Florida 33309.   First Performance Corp. leased this space for $22,481 per month (less a $5,000 abatement in effect in early 2007) under a non-cancelable lease through January 31, 2009.  However, on May 31, 2007, we ceased operations in Florida and relinquished the space on June 30, 2007.  An agreement was reached with the landlord to permit cancellation of the lease for payment of three months rent.  We completed these payments on September 30, 2007.  First Performance subsequently closed on June 30, 2008 and vacated the Nevada space shortly thereafter.  The Nevada landlord has filed suit seeking the balance of the rent due to the end of the lease from First Performance, which is a total liability of almost $1.4 million.  This liability was accrued in the consolidated results at June 30, 2008.  Debt Resolve is not a party to the lease or the direct suit.  Debt Resolve has been named as a cross-defendant in a pending suit by the lessor against the guarantor on the lease, with the guarantor suing Debt Resolve for indemnification.  Debt Resolve believes that it has no liability on this lease as it was not a signatory to the lease and is a separate corporation.  As of August 1, 2009, the corporate charter of First Performance was revoked, and it no longer legally exists, and this liability was removed from the consolidated results.

ITEM 3.  Legal Proceedings

Lawsuits from vendors

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us.  The complaint was answered on August 14, 2008 raising various affirmative defenses.  On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York.  The case has been on hold since the bankruptcy filing.  On March 18, 2009, we filed a counterclaim in the bankruptcy court for legal malpractice and the defenses raised in the previously filed answer.  The full amount in dispute is included in the Company’s accounts payable.  The bankruptcy case has stayed this litigation and is still pending at this time.

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,545.69 plus interest for consulting services rendered to us.  On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,545.69 plus $2,538.54 in interest and $651.00 in costs, or a total of $27,735.23.  A restraining order was served on our bank account for the amount of the judgment.  On March 10, 2009, a total of $12,839.44 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,895.79.  The full amount still outstanding is included in the Company’s accounts payable.  Computer Task Group no longer has a hold on one of our bank accounts.

On December 1, 2008, AT&T, a vendor, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $62,383.21 plus interest for services allegedly rendered to us.  The complaint was answered on February 23, 2009 raising various affirmative defenses.  The action is currently in the discovery phase.  The full amount in dispute is included in the Company’s accounts payable.  On April 8, 2010, this lawsuit was settled for the payment of $28,000.

On October 9, 2009, PR Newswire Association secured a default judgment in Hudson County New Jersey Special Civil Court against the Company for unpaid bills in the amount of $7,470.  This balance is in the accounts payable of the Company.

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009.  An answer was filed by the Company on December 20, 2009.  On February 22, 2010, a motion for summary judgment was filed with the court by Patriot.  An amended motion of summary judgment was filed on March 1, 2010 by Patriot.  On November 18, 2010, the court issued summary judgment in favor of Patriot Bank.  As of December 31, 2010, the unpaid amount remaining on the overdraft was $3,603.  The Company completed paying the overdraft in January 2011.  The Company also agreed to pay attorney fees in the amount of $8,352.  As of March 31, 2011, the remaining balance of legal fees due is $2,352.

Lawsuits from landlords

On May 7, 2008, we received a three-day demand for rent due in the amount of $72,932.30 for the period December 1, 2007 through May 1, 2008.  On May 20, 2008, a petition for hearing was filed in the White Plains New York City Court, County of Westchester demanding payment of $88,497.45.  On May 27, 2008, we signed a stipulation of settlement in the amount of $88,747.45 including attorney’s fees, with equal payments of this amount due on June 13, 2008 and June 30, 2008.  On June 11, 2008, we signed an amended stipulation of settlement in the amount of $100,999.92, with a payment of $56,626.20 due on June 20, 2008 and a payment of $44,373.72 due on June 30, 2008.  On July 16, 2008, we received a five day notice to pay the agreed payments or face eviction.  On October 1, 2008, we were evicted from our leased premises.  On December 29, 2008, a complaint was filed in the Supreme Court of New York, County of Nassau seeking an additional $58,345.50 plus interest and attorneys’ fees for rent for the period August 1 to December 1, 2008, which was not part of the previous stipulation and judgment.  On December 16, 2008, a restraining order was served on our bank account for the amount of the judgment.  On March 12, 2009, we signed a new stipulation of settlement settling the matter upon completion of three events.  First, we immediately forfeited our security deposit of $79,799.53 plus interest.  Second, we must make an additional payment of $50,000 by April 15, 2009.  Third, we must then remove all of our furniture by April 22, 2009.  An amended stipulation of settlement was signed on April 15, 2009, changing the due date of the payment to May 15, 2009 and increasing the payment by $10,000 to $60,000.  We must then remove the furniture within seven days of making the payment.  If all three conditions are met, the parties fully release each other from any further claims.  If all three of these conditions are not met, judgment is entered for $135,356.38, the amount of rent due for the period July 1, 2008 to May 1, 2009, which is in addition to the previous judgment for rent of $100,999.92 for the period December 1, 2007 to June 1, 2008.  At December 31, 2008, the Company accrued the balance of its obligation under the lease in the amount of $227,787 on the balance sheet.  On May 18, 2009, the Company paid the required $60,000 payment.  The Company subsequently removed its furniture from the premises.  On June 4, 2009, the Company received a Satisfaction of Judgment and Release from any further liability in this matter, and it is now settled.  The accrual was reversed in the second quarter of 2009 reflecting the settlement.

On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,916.72 for unpaid rent due as of January 31, 2009.  First Performance had vacated the premises as of June 30, 2008 with the closing of its business.  Debt Resolve has been dismissed from the direct suit at this time, as it was not a signatory to the lease or guarantor of the lease.  The case continues against First Performance Corp. and its former owners.  The full amount in dispute is included in the accrued expenses of First Performance.  The guarantor on the lease filed a cross-claim against Debt Resolve and First Performance under the lease.  The guarantor won summary judgment discharging its guarantee, and the cross-claim against Debt Resolve was vacated at that time.  However, the grant of summary judgment was reversed in November 2010 by the court, and discovery commenced.  Trial between the landlord plaintiff and the defendant guarantor was held in March 2011.  The secondary action between the guarantor and the Company for indemnification was held at the same time in March 2011.  A decision on the validity of the guarantee and, if necessary, the cross-claim against the Company is expected in May 2011.  The corporate charter of First Performance was revoked on August 1, 2009, and the liability on the books of First Performance has been de-consolidated from the books of the company.  There is no further action with regard to First Performance expected on this matter, as First Performance no longer exists.

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

From time to time, we get involved in various litigation in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the American Stock Exchange (through October 1, 2008), on the Over-the-Counter Bulletin Board from October 2, 2008 through May 15, 2009 and from December 30, 2009 to present, and the Over-the-Counter Pink Sheets from May 16, 2009 through December 29, 2009:

	Year ended December 31,
Quarter	2010		2009
	High	Low	High	Low
First	$0.50	$0.10	$0.05	$0.002
Second	$0.25	$0.04	$0.51	$0.01
Third	$0.10	$0.0262	$0.51	$0.082
Fourth	$0.11	$0.04	$0.28	$0.05

For the period from January 1, 2011 to April 12, 2011, the high and low closing prices for our common stock were $0.08 and $0.04, respectively.

As of April 15, 2011, there were approximately 2,000 record holders of our common stock.  We believe that a significant number of beneficial owners of our common stock hold shares in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

From January 1 to August 11, 2010, convertible debentures were issued to twenty accredited investors for cash proceeds of $862,500.  The debentures carry a 14% interest rate and have a three year term, maturing between January and August, 2013.  Interest accrues to and is payable at maturity.  The investor has the option to convert either principal or interest due at a fixed conversion price of either $0.15 or $0.10 per share.  Warrants to purchase 8,125,000 of common stock of the Company were issued to the investors with a five-year exercise period and  exercise prices ranging from $0.40 to $0.25 per share.

From August 12 to September 30, 2010, 16,000,000 shares of common stock were sold to nine investors through a private placement memorandum at a purchase price of $0.10 per share for gross proceeds of $1,600,000.  Each investor received warrants in the same amount as shares purchased, or 16,000,000 warrants.  The warrants have a five-year exercise period and have an exercise price of $0.25 per share.  Placement agent warrants of 3,200,000 were issued with exercise prices ranging from $0.25 to $0.10 per share and a five-year exercise period.  Expenses of approximately $250,000 were deducted from the gross proceeds, and the company received approximately $1,350,000 in net proceeds.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2010.

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

Since completing initial product development in early 2004, our primary business has been providing  software solutions to consumer lenders or those collecting on those loans based on our proprietary DR Settle™ solution, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  Recently, we launched two other solutions, DR Prevent™ for early stage collections and DR Collect™, a solution specifically tailored to agencies and law firms.  We have marketed our services primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia.  We intend to market our service to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online or payday lenders.  We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business.

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations.  We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization.  We have begun investigation of companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity.  We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.

Our revenues to date have been insufficient to fund our operations.  We have financed our activities to date through our management’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in five private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering.  In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives.  We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities.  In addition, we expect to incur moderate capital expenditures to upgrade our data center and provide for geographic redundancy.  Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks.  We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system and to document the performance of our solutions in each market to provide strong return-on-investment data to these prospective clients.

Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our DebtResolve system, from flat fees per settlement achieved, from flat fees per account placed or a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month.  For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Most contracts currently in process include provisions for set up fees and base revenue on a flat monthly or annual fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well.  In addition, with respect to our DR Prevent module, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods.  In October 2010, we launched a new application, DR Collect, which  targets collection agencies and collection law firms on a flat monthly fee basis.  As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

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

Revenue streams associated with this business included contingency fee revenue on recovery of past due consumer debt and non-sufficient funds fees on returned checks.  On June 30, 2008, First Performance management closed the remaining operations of First Performance due to lack of working capital.  At that time, we took charges for the disposal of the remaining fixed assets of $87,402 and for the impairment of the remaining intangible assets of $176,545.  The results of operations for First Performance have been treated as discontinued operations in the financial statements for the years ending December 31, 2008 and 2007.  On August 1, 2009, the state of Nevada revoked the corporation charter of First Performance Corp.  As a result, First Performance Corp. was de-incorporated and is no longer included in our financial statements as of that date.  The net remaining liabilities were credited to Additional Paid-in Capital on the revocation date.  The wholly-owned subsidiary of First Performance Corp. called First Performance Recovery Corp. was legally dissolved by its Board on March 3, 2010.

For the years ending December 31, 2010 and 2009, we had inadequate revenues and incurred a net loss of $561,467 and $13,115,424, respectively, from continuing operations.  Cash used in operating and investing activities of continuing operations was $1,789,581 and $3,631, respectively for the year ended December 31, 2010.  Cash used in operating and investing activities of continuing operations was $1,019,046 and $0, respectively for the year ended December 31, 2009.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

            Subsequent to December 31, 2010, the Company has secured additional financing from seven parties in the  aggregate amount of $81,000.

Results of Continuing Operations

Year ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues totaled $127,332 and $74,045 for the years ended December 31, 2010 and 2009, respectively, and increase of 72%.  We earned revenue during the year ended December 31, 2010 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.  Of the revenue earned during the year ended December 31, 2009, we earned contingency fee income, based on a percentage of the amount of debt collected, from accounts placed on our online system or as a flat monthly per settlement fee.  The higher revenue in 2010 was due to three new clients.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses totaled $1,506,559 for the year ended December 31, 2010, an increase of $56,583 over payroll and related expenses of $1,449,976 for the year ended December 31, 2009.  This increase was due to higher health insurance and stock option expense.  A reduction occurred in salary expense.  Salaries were reduced to $447,727 for the year ended December 31, 2010 from $502,312 for the year ended December 31, 2009, a decrease of $54,585 or 11%.  Stock-based compensation expense to employees was $933,250 for the year ended December 31, 2010, an increase of $75,400 from expense of $857,850 for the year ended December 31, 2009.  Payroll tax expense increased as more payrolls were paid and less accrued in 2010.  Payroll tax expense was $21,770 for the year ended December 31, 2010, an increase of $6,160 over payroll tax expense of $15,610 for the year ended December 31, 2009.  We also experienced an increase in health insurance expense to $103,811 for the year ended December 31, 2010 from $73,447 in the year ended December 31, 2009, an increase of $30,364 due to a plan transition at the end of 2010 with two premiums outstanding at once.  Other miscellaneous salary related expenses were $0 in payroll expenses for the year ended December 31, 2010 as compared with $756 for the year ended December 31, 2009, due to the elimination of the company match on the 401k plan in early 2009.

General and administrative expenses.  General and administrative expenses for the internet business  amounted to $3,008,644 for the year ended December 31, 2010, as compared to $5,148,337 for the year ended December 31, 2009, a decrease of $2,139,693 primarily due a significant reduction in fundraising costs for the issuance of stock for our 2009 balance sheet restructuring.  For most items, cost control measures implemented between July 1, 2007 and July 1, 2009 reduced expenses.  The expense for stock based compensation for warrants and stock options granted to consultants for the year ended December 31, 2010 was $533,023, as compared with stock based compensation in the amount of $377,500 for the year ended December 31, 2009 due to more options granted to consultants in lieu of cash payment during 2010.  Also, for the year ended December 31, 2010, service and consulting fees totaled $1,700,857, as compared with $3,818,362 in service and consulting fees for the year ended December 31, 2009, primarily related to $3,190,177 in costs related to converting legacy liabilities to stock in 2009, a process which removed over $4 million from our current liabilities.  Legal fees increased by $901 to $228,769 for the year ended December 31, 2010 from $227,868 for the year ended December 31, 20098, primarily due to the retention of specialized counsel to assist in the resolving two old litigation matters.

Depreciation and amortization expense.  For the years ended December 31, 2010 and 2009, we recorded depreciation expense of $27,268 and $46,302, respectively, due to a number of assets reaching full depreciation.

Interest expense.  We recorded interest expense, net of interest income, of $518,650 from continuing operations for the year ended December 31, 2010, compared to net interest expense of $338,199 for the year ended December 31, 2009 due to the issuance of debt to fund operations in 2009 and 2010.  Interest expense for the year ended December 31, 2010 includes interest on short term notes, convertible debentures and our bank loan, while 2009 includes interest on our related party lines of credit, short term notes, our bank loan and convertible debentures.

Amortization of deferred debt discount.  Amortization expense of $806,760 and $430,657 was incurred for the years ended December 31, 2010 and 2009, respectively, for the amortization of the beneficial conversion feature and deferred debt discount of our lines of credit and note offerings.

Gain (loss) on derivative liability.  We recorded a gain of $4,957,470 for derivative liability on our convertible notes, warrants and non-employee options during the year ended December 31, 2010.  We recorded a loss of $5,775,998 for derivative liability on convertible notes during the year ended December 31, 2009.  The loss in 2009 in derivative liability was due to our rising stock price during 2009, while the gain in 2010 was due to our declining stock price in 2010.

Gain on settlement of payables.  We recorded a gain of $336,572 for the settlement of old payables during the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficiency in the amount of $2,672,825, on continuing operations and cash totaling $26,331.  We incurred a net loss of $561,467 for continuing operations for the year ended December 31, 2010.  Net cash used in operating and investing activities for continuing operations was $1,789,581 and $3,631, respectively for the year ended December 31, 2010.  Cash flow provided by financing activities for continuing operations was $1,819,543 for the year ended December 31, 2010.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to December 31, 2010, the Company has secured additional financing from seven parties in the amount of $81,000.

Oue registered indepedent public accounting firm has stated in their report dated April 15, 2011 that we have incurred losses from inception. This raises substantial doubt about our ability to continue as a going concern.

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

Liquidation Damage

In private placements of Convertible Notes as described in Note 11 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. As of December 31, 2010, the Company accrued expenses for the potential liquidated damages of $105,750 as fund raising expense in the statement of operations during the year ended December 31, 2010.  The Company issued 1,762,500 common stock for liquidation damage in January 31, 2011

Off-Balance Sheet Arrangements

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010 and 2009.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

 Principles of Consolidation

As of December 31, 2010, the Company has no subsidiaries.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported loss.

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services.  We have concentrations of credit risk as 93% of the balance of accounts receivable at December 31, 2010 consists of only two customers.  At December 31, 2010, accounts receivable from the two accounts amounted to approximately $15,000 (71%) and $4,737 (22%), respectively.  We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly.  Our management determines collectibility based on their experience and knowledge of the customers.

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of December 31, 2010 are accrued professional fees of $804,961.  We owed 7 vendors a total of $1,024,696 at December 31, 2010, each of whom was individually owed in excess of 10% of total Company assets.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  As of December 31, 2010, we no longer had conversion-related derivatives.

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

Revenue Recognition

We earned revenue during 2010 and 2009 from collection agencies, collection law firms and lenders that implemented our online solutions.  Our current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on our solutions or through a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a monthly fee.  For the early adopters of our product, we waived set-up fees and other transactional fees that we anticipate charging in the future.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or monthly or annual fees with transaction fees upon debt settlement.

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

Stock-based Compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 – Revised.  We adopted the modified prospective transition method and therefore, did not restate prior periods’ results.  Total stock-based compensation expense related to these issuances and other stock-based grants for the year ended December 31, 2010 amounted to $2,643,712 and for the year ended December 31, 2009 amounted to $2,225,751.

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

ITEM 8.  Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2010 are included as a separate section of this report beginning on page F-1.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2010.  The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions.  As a result, our internal controls were not effective at December 31, 2010.

Evaluation of the company’s disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's indepedent registered public accounting firm.

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

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of April 12, 2011:

Name	Age	Position
James D. Burchetta	61	Co-Chairman and Founder
James G. Brakke	68	Co-Chairman and Chief Executive Officer
William M. Mooney	71	Director
David M. Rainey	51	President, Chief Financial Officer, Secretary and Treasurer
Rene A. Samson	32	Vice President Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

James D. Burchetta has been our Co-Chairman of the Board and Founder since April 2010.  Prior to April 2010, he was our Chairman of the Board and Founder since February 2008.  Prior to February 2008, he was our Co-Chairman of the Board and Chief Executive Officer since December 2006.  Prior to December 2006, he was our Co-Chairman of the Board, Chief Executive Officer and President since January 2003.  Mr. Burchetta is a co-founder of our company and was the co-founder of Cybersettle, Inc., which settles insurance claims over the Internet, and served as its Chairman of the Board and Co-Chief Executive Officer from 1997 to August 2000 and as its Vice Chairman from August 2000 to February 2002.  Prior to founding Cybersettle, Mr. Burchetta was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP, where he practiced insurance and corporate finance law.  Mr. Burchetta received a B.A. degree from Villanova University and a J.D. degree from Fordham University Law School and is a member of the New York State Bar.  Mr. Burchetta is a frequent speaker at industry conferences. Mr. Burchetta's background in insurance qualifies him to be a Director.

James G. Brakke has been a member of our board of directors since October 2009.  Mr. Brakke also became the Co-Chairman and Chief Executive Officer effective April 8, 2010.  Mr. Brakke is a Director of the Ronald Reagan Presidential Foundation, First Foundation Bank and Mission Hospital Foundation.  Mr. Brakke was Founder and President of Brakke-Schafnitz Insurance Brokers, a multi-line commercial brokerage and consulting firm he co-founded in 1971 and which manages in excess of $250 million of insurance premiums with both domestic and international insurers.  Mr. Brakke stepped down as President of Brakke-Schafnitz in 2009.  He is a former member of the board of advisors for Pepperdine University's Graziadio School of Business, Orange County Sheriffs and the Orange County YMCA and has served as director on the boards of Denticare, Pacific National Bank, Commercial Capital Bank, The Busch Firm, National Health Care Services and E-Funds.  He currently also serves as a board member of a number of for-profit and non-profit institutions including Keller Financial Group, Cal Spas and Maury Microwave.  Mr. Brakke is a graduate of Colorado State University with a Bachelor of Science in Business and Finance. Mr. Brakke's background qualifies him to be a Director.

William M. Mooney, Jr. has been a member of our board of directors since April 2003.  Mr. Mooney is currently President of The Westchester County Association.  Mr. Mooney has been involved in the banking sector in an executive capacity for more than 30 years.  Prior to joining Independence Community Bank, he served for four years as an Executive Vice President and member of the management committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity.  Mr. Mooney also spent 23 years at Chemical Bank and, following its merger with Chase Manhattan Bank, he was a Senior Vice President with responsibilities including oversight of all retail business.  Mr. Mooney was the President of the Westchester Partnership for Economic Development.  He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College.  He has served on the board of trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters and the Hispanic Chamber of Commerce.  Mr. Mooney received a B.A. degree in business administration from Manhattan College.  He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia. Mr. Mooney's background in banking qualifies him to be a Director.

David M. Rainey has been our President and Chief Financial Officer, Treasurer and Secretary since January 2008.  Mr. Rainey was also Interim Chief Executive Officer from July 2009 to April 2010.  Prior to January 2008, Mr. Rainey was our Chief Financial Officer and Treasurer since joining the company in May 2007, and also became our Secretary in November 2007.  Previously, Mr. Rainey was Chief Financial Officer and Treasurer of Hudson Scenic Studio during 2006.  Mr. Rainey was Vice President, Finance and CFO of Star Gas Propane from 2002-2005.  Earlier in his career, Mr. Rainey spent over thirteen years with Westvaco Corporation in a variety of financial roles of progressive responsibility, including Controller of the Western Region of a division of the company.  Mr. Rainey received his B.A. in Political Science from the University of California, Santa Barbara and his law degree and MBA in Finance from Vanderbilt University.  Mr. Rainey is a member of the Tennessee bar.

Key Employees

René A. Samson has been our Vice President of Technology since July 2009.  Mr. Samson has worked as a software developer for more than 9 years.  He has experience working on projects for multinationals as well as startup companies.  Mr. Samson joined Debt Resolve as a senior software developer in 2005, and was an integral part of the team that developed the original Debt Resolve solutions.  As Vice President of Technology, Mr. Samson is now responsible for the entire IT department of Debt Resolve.

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

During 2010, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve.  The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters.  The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to the form SB-2 registration statement filed with the SEC on September 30, 2005.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did not comply with Section 16(a) of the Exchange Act for the year ended December 31, 2010.

On April 8, 2010, grants of options were given to the directors and an officer which were not timely filed on Form 4.  For the directors, forms were not timely filed for James D. Burchetta, James G. Brakke and William M. Mooney, Jr., for one filing with one transaction each.  For the officers, David M. Rainey did not timely file forms for one filing and one transaction each on that same date.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2010:

Name and Principal Position	Year	Salary ($) (4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James G. Brakke Co-Chairman and Chief Executive Officer (1)	2010 2009	87,727 --	-- --	-- 48,750	285,000 --	-- --	-- --	-- --	372,727 48,750

Kenneth H. Montgomery Former Chief Executive Officer and Director (2)	2010 2009	-- 112,500	-- --	-- 95,000	-- --	-- --	-- --	-- --	-- 207,500

David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (3)	2010 2009	200,000 200,000	-- --	-- --	190,000 190,000	-- --	-- --	-- --	390,000 390,000
________________

(1)	Mr. Brakke is Co-Chairman and Chief Executive Officer effective April 8, 2010. He was a member of the Board of Directors since November 2009.

(2)	Mr. Montgomery joined our company and became our Chief Executive Officer in February 2008. He became a Director in November 2008. He left the Company effective July 1, 2009.

(3)
Mr. Rainey joined our company and became our Chief Financial Officer and Treasurer in May 2007.  He became Secretary in November 2007 and President in January 2008.  From July 2009 to April 2010, he served as Interim Chief Executive Officer.

(4)
Significant amounts of the executive salaries listed were accrued but not paid during 2010 and 2009 due to severe cash flow limitations.  Specifically, for Mr. Brakke, all of his $87,727 salary was accrued in 2010.  For Mr. Montgomery, his entire salary of $112,500 was accrued for 2009.  For Mr. Rainey, $133,333 was paid and $66,667 was accrued for 2009.  The accrued payroll for Mr. Montgomery was paid by conversion to stock on August 27, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2010 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
James G. Brakke Co-Chairman of the Board and Chief Executive Officer (1)	1,500,000	--	--		$0.17	4/8/2017	--	--	--	--

Kenneth H. Montgomery Former Chief Executive	350,000 350,000	-- --	-- --	$ $	0.80 1.00	1/24/2015 7/15/2015	-- --	-- --	-- --	-- --
Officer and Director (2)

David M. Rainey President, Chief Financial Officer,	75,000 150,000 350,000	-- -- --	-- -- --	$ $ $	1.50 1.25 1.40	4/27/2014 2/8/2015 6/12/2015	-- -- --	-- -- --	-- -- --	-- -- --
Secretary, Treasurer (3)	1,000,000	--	--		$0.19	8/7/2016	--	--	--	--
	1,000,000	--	--		$0.17	4/8/2017

(1)	Mr. Brakke is Co-Chairman and Chief Executive Officer effective April 8, 2010. He was a member of the Board since November 2009.

(2)
Mr. Montgomery holds stock options to purchase 350,000 shares of our common stock, one half of which vested on January 24, 2008 and one half of which vested on July 24, 2008, all of which expire on January 24, 2015.  Mr. Montgomery also holds stock options to purchase 350,000 shares of our common stock, all of which vested immediately and which expire on July 15, 2015.

(3)
Mr. Rainey holds stock options to purchase 75,000 shares of our common stock, one third of which vested on April 27, 2008, one third of which vested on April 27. 2009 and one third of which vested on April 27, 2010, all of which expire on April 27, 2014.  Mr. Rainey also holds stock options to purchase 150,000 shares of our common stock, one third of which vested on February 8, 2008, one third of which vested on April 27, 2008 and on third of which vested on April 27, 2009, all of which expire on February 8, 2015.  Mr. Rainey also holds stock options to purchase 350,000 shares of our common stock, all of which vested immediately and expire on June 12, 2015.  Mr. Rainey also holds stock options to purchase 1,000,000 shares of our common stock, all of which vested immediately and which expire on August 7, 2016.  Finally, Mr. Rainey holds stock options to purchase 1,000,000 shares of our common stock, all of which vested immediately and which expire on April 8, 2017.

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

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.  Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.  Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.  Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17, the prior day’s closing price.  Mr. Brakke had previously received 250,000 shares upon joining the Board on October 28, 2009.

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

Director Compensation

Non-employee Director Compensation.  Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings.  Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants.  On April 8, 2010, options to purchase 1,000,000 shares of stock were granted to the non-employee directors for their service on the Board.  On August 7, 2009, the three current and one just departing director received grants of 500,000 restricted shares each for their service on the Board.

Employee Director Compensation.  Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta (1)	--	--	190,000	--	--	--	190,000
William M. Mooney, Jr. (2)	--	--	190,000	--	--	--	190,000
Jonathan Rich (3)	--	--	--	--	--	--	--

(1)
Mr. Burchetta is Co-Chairman and Founder effective April 8, 2010.  He was Chairman of the Board and Founder from February 2008 to April 2009.  Mr. Burchetta was our Co-Chairman and Chief Executive Officer from January 2003 to February 2008.  Mr. Burchetta received a grant of 1,000,000 options at the prior day’s closing price of $0.17 for his service to the Board in 2010.  This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-founder.  Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share.  The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

(2)
Mr. Mooney serves as the sole member of the Audit, Compensation and Nominating Committees.  On April 8, 2010, he received a grant of 1,000,000 options to purchase common stock at the prior day’s closing price of $0.17 for his service for 2010 along with Mr. Burchetta.

(3)	Mr. Rich joined the Board of Directors on August 12, 2010. Mr. Rich is currently an Executive Vice President of VFinance, a division of National Securities.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of April 12, 2011, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 155,939,144 fully diluted shares (as if all outstanding options and warrants were exercised) of our common stock outstanding as of April 12, 2011, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer and approximations of the outside large owner.  The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share.  Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 12, 2011 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights.  Two or more persons might count as beneficial owners of the same share.  Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 150 White Plains Road, Suite 108, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
James D. Burchetta	Co-Chairman of the Board and Founder	8,469,373	(1)	5.5%
Charles S. Brofman	Former Director and Co-Founder	6,334,899	(2)	4.1%
Douglas R. Denhart	Investor and consultant	6,055,000	(3)	3.9%
William H. Mooney	Director	6,106,855	(4)	4.0%
Kenneth H. Montgomery	Former Chief Executive Officer	4,415,264	(5)	2.9%
David M. Rainey	President, Chief Financial Officer, Treasurer, Secretary	2,921,919	(6)	1.9%
James G. Brakke	Co-Chairman and Chief Executive Officer	3,039,500	(7)	2.0%
All directors and executive officers and control persons as a group (7 persons)		37,342,810		24.2%
_____________________
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

All of these grants are reflected in the numbers above.

(1)	Includes stock options to purchase 2,108,717 shares of common stock.

(2)	Includes stock options to purchase 1,108,717 shares of common stock. Also includes 800,000 shares and 125,000 warrants held by Arisean Capital Ltd., a corporation controlled by Mr. Brofman.

(3)
Includes 290,000 shares held by the wife of Mr. Denhart and 450,000 shares held by the daughter of Mr. Denhart.  Also includes 2,230,000 shares of common stock issuable upon the exercise of warrants.  The address of Mr. Denhart is 18 Asilomar, Laguna Niguel, CA 92677.

(4)	Includes 1,146,354 shares of common stock issuable upon the exercise of warrants and stock options to purchase 1,694,500 shares of common stock.

(5)	Includes stock options to purchase 700,000 shares of common stock and 12,500 shares of common stock issuable upon the exercise of warrants.

(6)	Includes stock options to purchase 2,575,000 shares of common stock.

(7)	Includes stock options to purchase 1,500,000 shares of common stock and 1,275,000 shares of common stock issuable upon the exercise of warrants.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan.  As of December 31, 2010, 35,000 stock options are available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 865,000 shares of our common stock.

The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	865,000	$2.99	35,000
Equity compensation plans not approved by security holders	15,764,934	$1.02	Unrestricted
Total	16,629,934	$1.12	35,000

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

On December 22, 2010, our Co-Chairman and Founder sold accrued expenses in the amount of $122,500 for $61,250 in cash.  The original value of the expenses was converted to 1,225,000 shares of stock that were distributed to the purchaser of the expenses thereof.

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

ITEM 14.  Principal Accountant Fees and Services

RBSM LLP has served as our independent auditors for the year ended December 31, 2010 and for the year ended December 31, 2009.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q.  The aggregate amount of the audit fees billed by RBSM LLP in 2010 were $92,904 and in 2009 were $178,700 due to the catch of filing of delinquent reports.

Audit-related Fees

No audit related fees were billed by RBSM LLP in 2010 or 2009.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.  The aggregate amount of tax fees billed by RBSM LLP in 2010 was $2,000.  Our tax returns for 2007, 2008, 2009 and 2010 have not been filed at this date due to our severe cash limitations.

All Other Fees

Consent fees and prior year fees in the amount of $55,222 were billed by Marcum LLP in 2009 as we completed two delinquent filings.

Audit Committee

The member of our audit committee is Mr. Mooney.  Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors.  The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2010 with our management.  In addition, the audit committee has discussed with RBSM LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee).  The audit committee also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the audit committee has discussed the independence of RBSM LLP with that firm.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2010.

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (3)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated August 24, 2006. (3)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated June 3, 2010. (3)
4.1	Form of 15% Secured Convertible Promissory Note of Debt Resolve, Inc. for June 26, 2006 private placement. (1)
4.2	Form of 15% Secured Promissory Note of Debt Resolve, Inc. for June 26, 2006 private placement. (1)
4.3	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for June 26, 2006 private placement. (1)
4.4	Form of Purchase Warrant granted to Underwriters in November 2006 initial public offering. (4)
10.1	Securities Purchase Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers. (1)
10.2	Registration Rights Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers. (1)
10.3	Security Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers. (1)
10.4	Stock Pledge Agreement, dated as of June 26, 2006, among Debt Resolve, Inc. and each of the private placement subscribers. (1)
10.5	Form of investor lock-up agreement for June 26, 2006 private placement. (1)
10.6	Hosting Agreement with AT&T Corp. (2)
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

Dated:  April 15, 2011

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

Signature	Title	Date

/s/ James G. Brakke	Co-Chairman and Chief Executive Officer	April 15, 2011
James G. Brakke	(principal executive officer)

/s/ James D. Burchetta	Co-Chairman of the Board and Founder	April 15, 2011
James D. Burchetta

/s/ David M. Rainey	President and Chief Financial Officer,	April 15, 2011
David M. Rainey	Treasurer and Secretary
(principal financial and accounting officer)

/s/ William M. Mooney, Jr.	Director	April 15, 2011
William M. Mooney, Jr.

/s/ Jonathan C. Rich	Director	April 15, 2011
Jonathan C. Rich

DEBT RESOLVE, INC.

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc. and its wholly owned subsidiaries (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operation, stockholder’s (deficit) and cash flows for each of the years in the two year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance   about whether the financial   statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debt Resolve, Inc.  at  December 31, 2010 and 2009 and the results of its operations  and its cash flow for the each of the years in the two year period ended  December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Date	By:	/s/ RBSM LLP
RBSM LLP Certified Public Accountants

New York, New York,
April 15, 2011

DEBT RESOLVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash	$26,331	$-
Accounts receivable, net	21,237	11,253
Prepaid and other current assets	129,318	187,562
Total current assets	176,886	198,815

Fixed assets, net	14,332	37,968
Deposits and other assets	-	35,000

Total assets	$191,218	$271,783

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$3,603	$62,306
Accounts payable and other accrued liabilities	2,104,741	2,761,556
Convertible debentures	-	320,050
Short term notes	212,500	304,225
Current maturities on long-term debt	377,867	823,000
Lines of credit, related parties	151,000	157,000
Total current liabilities	2,849,711	4,428,137

Long term debt:
Convertible long-term notes, net of deferred debt discount of $874,704 and $766,389 as of December 31, 2010 and 2009, respectively	447,296	169,560
Derivative liability	-	7,518,056
Total liabilities	3,297,007	12,115,753

COMMITMENTS AND CONTINGENCIES

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 and100,000,000 shares authorized; 78,459,515 and 39,898,584 shares issued and outstanding as of December 31, 2010 and 2009, respectively	78,460	39,899
Additional paid in capital	65,871,108	56,610,021
Accumulated deficit	(69,055,357)	(68,493,890)
Total stockholders' deficiency	(3,105,789)	(11,843,970)

Total liabilities and stockholders' deficiency	$191,218	$271,783

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009

REVENUES:	$127,332	$74,045

Costs and expenses:
Payroll and related expenses	1,506,559	1,449,976
Selling, general and administrative expenses	3,008,644	5,148,337
Depreciation and amortization	27,268	46,302
Total costs and expenses	4,542,471	6,644,615

Net loss from operations	(4,415,139)	(6,570,570)

Other income (expense):
Interest income		873
Interest expense	(518,650)	(339,072)
Amortization of debt discounts	(806,759)	(430,657)
Loss on extinguishment of debt	(114,959)	-
Gain (Loss) on change in fair value of derivative liability	4,957,470	(5,775,998)
Other income (expense):	336,572	-

Net loss before provision for income taxes	(561,467)	(13,115,424)

Income tax (benefit)	-	-

Net loss from continuing operations	(561,467)	(13,115,424)
Income from discontinued operations	-	3,169

Net loss	$(561,467)	$(13,112,255)

Net loss per common share (basic and fully diluted)
Continuing operations	$(0.01)	$(0.52)
Discontinued operations	$-	$0.00
Total	$(0.01)	$(0.52)

Weighted average number of common shares outstanding, basic and fully diluted	58,713,378	25,049,133

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2009 THROUGH DECEMBER 31, 2010
							Shares
					Additional	Common	Held
	Preferred stock		Common stock		Paid In	Stock to	Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, January 1, 2009	-	$-	10,061,865	$10,512	$46,809,318	$47,970	$(450)	$(55,381,635)	$(8,514,285)
Capital contributed from the grant of stock and options to employees	-	-	50,000	50	230,300	-	-	-	230,350
Common stock issued for services rendered	-	-	5,950,000	5,950	461,550	-	-	-	467,500
Common stock issued to employees and directors to convert notes and accrued interest and payroll	-	-	15,462,830	15,463	4,764,185	-	-	-	4,779,648
Common stock issued to vendors for accrued payables	-	-	1,406,160	1,406	434,382	-	-	-	435,788
Common stock issued in settlement of convertible notes and accrued interest	-	-	1,814,312	1,815	417,383	-	-	-	419,198
Common stock issued to directors for services rendered and for a director consultant contract modification	-	-	3,936,000	3,936	846,314	-	-	-	850,250
Issuance of 150,000 shares accrued in 2008	-	-	150,000	150	47,820	(47,970)	-	-	-
Issuance of common stock in exchange for options and warrants exercised	-	-	617,417	617	179,557	-	-	-	180,174
Release of shares held in escrow	-	-	450,000	-	112,050	-	450	-	112,500
De incorporation of discounted operations	-	-	-	-	2,307,162	-	-	-	2,307,162
Net loss	-	-	-	-	-	-	-	(13,112,255)	(13,112,255)
Balance, December 31, 2009	-	$-	39,898,584	$39,899	$56,610,021	$-	$-	$(68,493,890)	$(11,843,970)

The accompanying notes are an integral part of these consolidated financial statements.

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2009 THROUGH DECEMBER 31, 2010
							Shares
					Additional	Common	Held
	Preferred stock		Common stock		Paid In	Stock to	Under	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Escrow	Deficit	Total
Balance, December 31, 2009	-	$-	39,898,584	$39,899	$56,610,021	$-	$-	$(68,493,890)	$(11,843,970)
Common stock issued for exercise of warrants cashlessly	-	-	224,997	225	(225)	-	-	-	-
Common stock issued for services rendered	-	-	3,402,000	3,402	356,298	-	-	-	359,700
Common stock issued in settlement of convertible notes, accrued interest and accounts payable	-	-	15,518,935	15,519	2,144,267	-	-	-	2,159,786
Sale of common stock	-	-	16,000,000	16,000	1,339,686	-	-	-	1,355,686
Common stock issued for anti dilution relating to convertible notes	-	-	880,000	880	261,360	-	-	-	262,240
Common stock issued in exchange for options and warrants exercised	-	-	2,534,999	2,535	214,815	-	-	-	217,350
Initial fair value of conversion features and related warrants previously reclassified outside equity	-	-	-	-	3,553,062	-	-	-	3,553,062
Fair value of warrants issued for services	-	-	-	-	246,615	-	-	-	246,615
Fair value of warrants issued in settlement of debt	-	-	-	-	114,959	-	-	-	114,959
Fair value of options issued for services	-	-	-	-	1,030,250	-	-	-	1,030,250
Net loss	-	-	-	-	-	-	-	(561,467)	(561,467)
Balance, December 31, 2010	-	$-	78,459,515	$78,460	$65,871,108	$-	$-	$(69,055,357)	$(3,105,789)

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(561,467)	$(13,115,425)
Net income from discontinued operations	-	3,169
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,268	46,303
Amortization of debt discounts	806,760	430,658
Fair value of warrants issued in settlement of litigation	25,000	-
Non cash financing costs	201,063	-
Loss on debt conversion on extinguishment of debt	144,468	2,890,213
Common stock issued in settlement of payables		1,463,734
Stock based compensation	2,643,712	2,225,751
Notes payable issued for services	20,000	-
Notes payable issued for extinguishment of debt	69,000
Loss (gain) in change in fair value of derivative liability	(4,957,469)	5,775,998
Net (increase) decrease in:
Accounts receivable	(9,984)	75,329
Prepaid and other assets	93,244	(50,487)
Net increase (decrease) in:
Accounts payable and accrued expenses	(291,176)	(764,289)
Net cash used in continuing operations	(1,789,581)	(1,019,046)
Net cash used in discontinued operations	-	(18,169)
Net cash used in operating activities	(1,789,581)	(1,037,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in fixed assets	(3,631)	-
Net cash used in continuing investing activities	(3,631)	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	(3,631)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(58,703)	62,306
Proceeds from sale of common stock	1,355,686	-
Repayment of short term notes	(306,660)	(117,775)
Repayment of long term notes	(50,000)	-
Proceeds from long term notes	877,870	909,959
Proceeds from lines of credit, related parties	-	150,000
Proceeds from exercise of options and warrants	1,350	174
Net cash provided by financing operations	1,819,543	1,004,664

Net (decrease) increase in cash and cash equivalents	26,331	(32,551)
Cash and cash equivalents at beginning of period	-	32,551
Cash and cash equivalents at end of period	$26,331	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Common stock issued in exchange for debt conversion	$1,060,618	$1,463,734
Beneficial conversion feature transfer from derivative liability	$966,522	$-
Note payable issued for accrued expenses	$25,000	$-
Common stock issued for accrued interest and accounts payable	$340,642	$-
The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – BASIS AND BUSINESS PRESENTATON

Debt Resolve, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in April 21, 1997.  The Company offers its service as an Application Service Provider (“ASP”) or cloud-based model, enabling clients to introduce this collection option with no modifications to their existing collections computer systems.  Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent debt.  To date, the Company has had inadequate sales revenues, has incurred significant expenses and has sustained substantial losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a newer business enterprise.  For the period from inception through December 31, 2010, the Company has accumulated a deficit through its development stage of $69,055,357.

As of December 31, 2010, the Company has no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, were both legally revoked on June 1, 2010.  First Performance Corp. was legally revoked in 2008, and its subsidiary, First Performance Recovery Corp., was legally dissolved on August 1, 2009.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current year's presentation.  These reclassifications had no effect on reported income or losses.

Revenue Recognition

To date, the Company has earned revenue from collection agencies, collection law firms and lenders that implemented our online system.  The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee.  For the early adopters of the Company's product, the Company has waived set-up fees and other transactional fees that we anticipate charging in the future.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement.  The Company is currently marketing our system to three primary markets.  The first and second are financial institutions and collection agencies or law firms, our traditional markets.  The Company is also expanding into healthcare, particularly hospitals, which is our third market.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk as almost 93% of the balance of accounts receivable is from two clients at December 31, 2010 and at December 31, 2009.  At December 31, 2010, the two clients represented receivables of $15,000 (71%) and $4,737 (22%). At December 31, 2009, the two clients represented receivables of $2,500 (22%) and $8,753 (78%).  We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly.  Management determines collectability based on their experience and knowledge of the customers.  As of December 31, 2010 and 2009, no allowance for doubtful accounts has been booked.

The Company had two clients accounting for 52% and 41% of total revenue for the year ended December 31, 2010 and one client accounting for 97% of total revenue for the year ended December 31, 2009.

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

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

 NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10").  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to debt costs.  The adoption of ASC 740-10 did not have a material impact on the Company's  results of operations or financial condition.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 70,943,899 and 63,972,406 for the years ended December 31, 2010 and 2009, respectively.

Stock-based compensation

Effective for the year beginning January 1, 2006, the Company has followed Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10") which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method.

Total stock-based compensation expense for the years ended December 31, 2010 and 2009 amounted to $2,643,712 and $2,225,751, respectively.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

 NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reliance on Key Personnel and Consultants

The Company has only 4 full-time employees and 4 part-time employees. Additionally, there are approximately 5 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of the President and key consultants.  The loss of the President or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives and reset provisions related to certain Convertible Debentures and previously issued warrants.  These embedded derivatives include certain conversion features and reset provisions. On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of December 31, 2010, there were no derivative liabilities.

Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on the Company’s consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

 NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 –DISCONTINUED OPERATIONS AND DISSOLUTION OF SUBSIDIARIES

On August 1, 2009, the company’s wholly owned subsidiary, First Performance Corporation’s (FPC) charter was revoked by the state of Nevada.  FPC was the owner of 100% of the outstanding shares of First Performance Recovery Corporation (FPRC).  On March 3, 2010, the Board of FPRC further dissolved FPRC also with the state of Nevada.  As a result of these actions, the Company terminated its involvement in the activities of FPC and FPRC. All operations of FPC and FPRC had previously ceased as of June 30, 2008.  As of August 1, 2009, the Company deconsolidated these subsidiaries in that it no longer will have control of the entities.  Management determined after obtaining an opinion from counsel that the Company is not liable for any debt or entitled to any assets of FPC and FPRC after the revocation (dissolution) of the corporate entities in each of the subsidiaries state of incorporation.  As shown below, the liabilities exceeded the assets of the entities on August 1, 2009.  However, since this was a non-reciprocal transaction in the control of management and shareholders, no gain or loss has been recognized.  A credit to additional paid in capital has been recognized for the excess of the liabilities relieved over the assets of the two entities.  The consolidated FPC and FPRC operations primarily served the fifty United States.  The FPRC operations had 2009 sales of approximately $0 and accounted for approximately 0% of the Company.  The results of operations were reclassified as discontinued operations during the second quarter of 2008 as the FPC and FPRC operations met all the criteria for discontinued operations.

The following results of operations for this business have been treated as discontinued operations for all periods presented.

2009
Revenue	$—

Payroll and related expenses	—
General and administrative expenses	7,556
Accrual for closing costs	—
Goodwill & intangible impairment	—
Disposal of Fixed Assets	—
Amortization of intangibles	—
Depreciation Expense	—
Total expenses	7,556
Loss from operations	(7,556)

Interest expense	(—)
Other income	10,725
Net income from discontinued operations	$3,169

The following presentation shows the assets and liabilities of discontinued operations as of August 1, 2009 (date of dissolution):

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3 –DISCONTINUED OPERATIONS AND DISSOLUTION OF SUBSIDIARIES

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

 NOTE 4 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $561,467 and $13,115,424 for the years ended December 31, 2010 and 2009, respectively.  Additionally, the Company has negative working capital of $2,672,825 as of December 31, 2010.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Employee advances	$41,500	$26,500
Un-deposited funds	350	75,000
Prepaid insurance and other	87,468	86,062
Total	$129,318	$187,562

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Computer equipment	$110,548	$106,917
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	261,755
Less accumulated depreciation	(251,054)	(223,787)
Total	$14,332	$37,968

The Company uses the straight line method of depreciation over 3 to 5 years.  During the years ended December 31, 2010 and 2009, depreciation expense charged to operations was $27,268 and $46,302, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Accounts payable and accrued expenses	$1,240,026	$2,091,045
Accrued interest	318,366	272,685
Payroll and related accruals	440,599	397,826
Accrued liquidation damages	105,750
Total	$2,104,741	$2,761,556

In private placements of Convertible Notes as described in Note 11 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. As of December 31, 2010, the Company accrued expenses for the potential liquidated damages of $105,750 as fund raising expense in the statement of operations during the year ended December 31, 2010.  The Company issued 1,762,500 common stock for liquidation damage in January 31, 2011

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 — CONVERTIBLE NOTES, SHORT TERM

On September 30, 2008, an unaffiliated investor loaned the Company $300,000 on a 6-month unsecured convertible debenture with a maturity date of March 31, 2009.  This convertible debenture replaced a note issued on July 31, 2008 in the same amount of $300,000 with a maturity date of January 31, 2009.  The debenture carried interest at a rate of 15% per annum, with $22,500 (6 months) of interest payable in advance from the proceeds of the original loan on July 31, 2008.  Thereafter, interest was payable monthly in cash or stock.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  The Exchange Agreement called for the lender to receive 150,000 shares of the common stock of the company in consideration for the exchange of the original note for the convertible debenture, which were issued during the year ended December 31, 2009. In accordance with Accounting Standards Codification subtopic 470-50, Debt-Modifications and Extinguishments ("ASC 470-50"), the exchange was determined to be an extinguishment of debt, and extinguishment accounting was applied.  The debenture was secured by an escrow of 450,000 shares of the common stock of the Company, which was held in escrow at the lender's attorney's office.  These shares were released from escrow during the year ended December 31, 2009 in payment of the interest accrued through July 31, 2009 and a partial payment of the principal (see below).  At any time on or after the Issue Date and prior to the time the Debenture is paid in full in accordance with its terms (including, without limitation, after the occurrence of an Event of Default, or, if the Debenture is not fully paid or converted after the Maturity Date), the Holder of this Debenture is entitled, at its option, to convert this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price.  Conversion Price" means (i) the average VWAP for the 20 Trading Days ending on the Trading Day immediately before the relevant Conversion Date, multiplied by (ii) fifty percent (50%).  The debenture was recorded net of a beneficial conversion feature of $252,030, based on the relative fair value of the conversion feature.  The beneficial conversion feature was amortized over the term of the debenture.  The debenture was also recorded net of a deferred debt discount of $47,970 as shares to be issued based on the relative fair value of the Exchange Shares.  The deferred debt discount was also amortized over the term of the debenture.  During the year ended December 31, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature and deferred debt discount related to this debenture of $0 and $150,000, respectively.

On August 31, 2009, the Company repaid $30,950 in note principal and $23,322 in accrued interest by the issuance of 450,000 shares of Company common stock from treasury that were valued at the closing market price of $0.25 per share.  Based on the $112,500 value of the shares issued, the Company recognized a $58,228 loss on extinguishment of the debt during the year ended December 31, 2009.  On February 16, 2010, the Company repaid $16,917 of accrued interest by issuance of 211,462 shares of Company common stock that were valued at $0.31 per share.  On March 24, 2010, the Company repaid $9,050 in note principal and $3,096 in accrued interest by issuance of 222,447 shares of Company common stock that were valued at $0.26 per share.  On April 7, 2010, the Company repaid $100,000 in note principal by issuance of 1,831,502 shares of Company common stock that were valued at $0.17 per share.  On May 17, 2010, the Company repaid $160,000 in note principal and $6,669 in accrued interest by issuance of 3,947,194 shares of Company common stock that were valued at $0.085 per share.  As of December 31, 2010, the debenture has been paid in full and discharged.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 - CONVERTIBLE NOTES, SHORT TERM (continued)

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the year ended December 31, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this debenture of $0 and $12,750, respectively.  As a result of the default on this debenture, the Company negotiated a settlement with the attorney to discharge the debenture, its accrued interest and old outstanding legal bills to the attorney for $75,000 paid $5,000 per month beginning August 1, 2009. The Company has made the required monthly payments from August through December, at which time payments ceased due to cash flow.  On May 21, 2010, the Company repaid $10,000 in note principal by issuance of 285,714 shares of Company common stock that were valued at $0.035 per share. On August 16, 2010, the note was fully discharged by payment in cash of the remaining principal and interest.

The Company had identified embedded derivatives related to the above notes. These embedded derivatives included certain conversion features and default provisions. The accounting treatment of derivative financial instruments requires that the Company determine fair value of the derivatives as of the inception date of the notes and to fair value them as of each subsequent balance sheet date. For the year ended December 31, 2010, the Company recognized  gains on changes in the fair value of derivatives of $4,642,335. As of August 16, 2010, the debt was discharged resulting in the reclassification of the determined initial allocated conversion feature of the debt and other non-reset convertible debt, non-reset warrants and non employee options from debt derivative liability to equity of $3,323,062.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 — SHORT TERM NOTES

On November 30, 2007, an unaffiliated investor loaned the Company $100,000 on an unsecured 90-day short term note. The note carried 12% interest per annum, with interest payable monthly in cash. The principal balance outstanding was due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. The note matured on February 28, 2008 and was extended to July 31, 2009 for aggregate extension fees of $85,000. In conjunction with the note the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of November 30, 2012. The note was recorded net of a debt discount of $44,100, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was amortized over the initial term of the note and was fully amortized by March 2008. This note was guaranteed by Mssrs. Mooney and Burchetta, two Directors of the Company. On August 27, 2009, the Company repaid $65,000 of the outstanding balance on this note, the $85,000 of accrued extension fees and $19,003 in accrued interest by the issuance of 1,126,685 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $281,671 value of the shares issued, the Company recognized an $112,668 loss on extinguishment of the debt during the year ended December 31, 2009.  As of December 31, 2010, the outstanding balance on this note was zero. The balance was paid on August 13, 2010 in cash.

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2010 and 2009, the amortization expense was $0 and $17,200, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of December 31, 2010, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On January 25, 2008, an unaffiliated investor loaned the Company $100,000 on an unsecured 18-month note with a maturity date of July 25, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 and an expiration date of January 24, 2013.  The note was recorded net of a deferred debt discount of $20,300, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note.  During the years ended December 31, 2010 and 2009, amortization was $0 and $7,894, respectively. On October 12, 2010, a payment of $50,000 was made against this note.  The $50,000 balance of the note was converted to stock.  Please see discussion in next paragraph.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 — SHORT TERM NOTES (continued)

On February 26, 2008, an unaffiliated investor loaned the Company an additional $100,000 on an unsecured 18-month note with a maturity date of August 26, 2009.  The note carries interest at a rate of 12% interest per annum, with interest accruing and payable at maturity.  Terms of the loan included a $20,000 service fee on repayment or a $45,000 service fee if repayment occurs more than 31 days after origination.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  Accordingly, since the loan remains unpaid, the Company has accrued the service fee of $45,000 as of March 31, 2010.  In conjunction with the note, the Company also issued a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 and an expiration date of February 26, 2013.  The note was recorded net of a deferred debt discount of $57,400, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2010 and 2009, amortization was $0 and $25,511, respectively.  On October 12, 2010, the Company paid the $45,000 service fee on this note plus $50,000 on the note in the previous paragraph.  The $50,000 balance of the above note plus the $100,000 balance of this note were then converted to stock, along with $64,899 of accrued interest.  For the total remaining balance of $214,899, 2,148,987 shares were issued to the investor, and the note was fully discharged as of October 12, 2010.

On March 7, 2008, the Company borrowed $100,000 from a bank at a variable rate equal to the bank's prime rate (currently 5.25%) for 30 days.  On March 14, 2008, the original loan was repaid, and the Company borrowed $150,000 at the prime rate and due on April 7, 2008.  On May 15, 2008, the loan was repaid and the Company borrowed $250,000 at the prime rate and due on July 1, 2008.   The loan is secured by the assets of the Company and is personally guaranteed by Mr. Mooney, a Director of the Company.  On October 15, 2010, this $250,000 loan was repaid by $25,000 in cash and the conversion of the remaining $225,000 balance into a 36 month term loan, with $6,250 in principal due monthly beginning November 2010 plus accrued interest.  This new loan will mature on October 31, 2013. The outstanding balance as of December 31, 2010 is $212,500.

 On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, the Company recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock. On August 27, 2010, the Company repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of December 31, 2010. As of December 31, 2010, this note has matured and is still outstanding and is in default at this time.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 — SHORT TERM NOTES (continued)

On December 4, 2009, an unaffiliated investor and consultant paid the Company's insurance premiums in the amount of $11,697. In compensation for this payment, the investor was repaid $12,750 on January 27, 2010. The investor also received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.15 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,750, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31, 2010 and 2009, amortization expense was $12,750 and $0, respectively.

On February 11, 2010, an unaffiliated investor and consultant loaned the Company $100,000 on a 30-day loan to assist in restructuring the balance sheet. The investor received a warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $100,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the years ended December 31, 2010 and 2009, amortization expense was $100,000 and $0, respectively.  In June 2010, this note was sold to two investors who each took $55,000 and $45,000 of the note, respectively, along with 550,000 warrants and 450,000 of the warrants, respectively.  On August 23, 2010, each of these two investors were paid a portion of their note in cash ($6,065 and $7,500 respectively) plus ½ the accrued interest ($2,000 and $1,636, respectively).  The remaining portion of the notes ($48,935 and $37,500, respectively) was converted to 489,350 and 375,000 shares of stock, respectively, along with the other ½ of the accrued interest ($2,000 and $1,637, respectively).

On March 30, 2010, an unaffiliated investor and consultant loaned the Company $20,000 on a 30-day loan to assist with investor relations activities. The investor received a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31, 2010 and 2009, amortization expense was $20,000 and $0, respectively.  In June 2010, this note was sold along with the above note to another investor who purchased $45,000 of the above note. The warrant was assigned to the new investor.  On August 23, 2010, the principal on the loan of $20,000 was repaid in full.  In addition, $649 of interest was paid in cash and $650 of interest was converted to 6,500 shares of stock.

On May 12, 2010, an unaffiliated investor and consultant loaned the Company an additional $10,000 on a 30-day loan to pay a vendor.  The investor received a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $8,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the year December 31,  2010 and 2009, amortization expense was $8,000 and $0, respectively.  In June 2010, this note was sold along with the above $25,000 and $45,000 partial note to another investor.  The warrant was assigned to the new investor.  On August 23, 2010, the principal on the loan of $10,000 was repaid in full.  The accrued interest was combined with the $20,000 loan above and discharged as described above.

On May 14, 2010, an unaffiliated investor loaned the Company $17,870 on a 30-day loan to pay two vendors.  The investor received a warrant to purchase 178,702 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $16,083, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2010 and 2009, amortization expense was $16,083 and $0, respectively.  On August 23, 2010, this loan was repaid in full in the amount of $17,870.  Half of the accrued interest of $1,382 was paid in cash ($691) and half was converted to 6,910 shares of stock.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 — SHORT TERM NOTES (continued)

On May 19, 2010, an unaffiliated investor loaned the Company an additional $25,000 on a 30-day loan.  The investor received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $20,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the years ended December 31, 2010 and 2009, amortization expense was $20,000 and $0, respectively.  On August 23, 2010, the $25,000 principal was repaid in cash.  The interest on the loan was aggregated with the loan above and handled as described in the preceding paragraph.

On May 21, 2010, an unaffiliated investor loaned the Company $12,500 on a 30-day loan.  The investor received a warrant to purchase 125,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period and a "cashless" exercise provision. The note was recorded net of a deferred debt discount of $12,500, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the year ended December 31, 2010 and 2009, amortization expense was $12,500 and $0, respectively.  On August 13, 2010, the $12,500 was repaid in full and discharged.

NOTE 10— LINES OF CREDIT RELATED PARTIES

On May 31, 2007, the Company entered into a line of credit agreement with Arisean Capital, Ltd. ("Arisean"), pursuant to which the Company may borrow from time to time up to $500,000 from Arisean to be used by the Company to fund its working capital needs. Arisean is controlled by Charles S. Brofman, the Co-Founder of the Company and a former member of its Board of Directors. Borrowings under the line of credit were secured by the assets of the Company, subject to a subordination agreement, and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing completed by the Company. Arisean's obligation to lend such funds to the Company is subject to a number of conditions, including review by Arisean of the proposed use of such funds by the Company. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted options to purchase 350,000 shares of the common stock of the Company at $1.25 per share to Mr. Brofman. The term of the options is three years, and they vested immediately. The option expense of $227,500 was treated as deferred debt discount in association with Mr. Brofman's financing during 2008 and was expensed immediately. On September 25, 2009, the Company repaid the $576,000 outstanding balance on this line of credit and $109,456 in accrued interest by the issuance of 4,569,706 shares of Company common stock that were valued at the closing market price of $0.45 per share. Based on the $2,056,368 value of the shares issued, the Company recognized a $1,370,912 loss on extinguishment of the debt during the year ended December 31, 2009. Additionally, as of September 25, 2009, Arisean released its first lien on the assets of the Company, placing the new 2009 investors in first lien position (see Note 11). Interest expense accrued on this line of credit during 2009 was $50,703. As of December 31, 2010, the outstanding balance on this line of credit was $10,557 in remaining accrued interest.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 — LINES OF CREDIT RELATED PARTIES (continued)

On August 10, 2007, the Company entered into a line of credit agreement with James D. Burchetta, Debt Resolve's Co-Chairman and Founder, for up to $100,000 to be used to fund the working capital needs of Debt Resolve and First Performance. Borrowings under the line of credit were secured by the assets of the Company and bear interest at a rate of 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. On August 27, 2009, the Company repaid the $119,000 outstanding balance on this line of credit and $23,345 in accrued interest by the issuance of 948,970 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $237,242 value of the shares issued, the Company recognized a $94,897 loss on extinguishment of the debt during the year ended December 31, 2009. Interest expense accrued on this line of credit during 2009 was $9,311. As of December 31, 2010, the outstanding balance on this line of credit was $1,017 in remaining accrued interest. The Company also owed $35,000 of accrued consulting fees to Mr. Burchetta as of December 31, 2010.

On October 17, 2007, the Company entered into a line of credit agreement with William M. Mooney, a Director of Debt Resolve, for up to $275,000 to be used primarily to fund the working capital needs of First Performance. Borrowings under the line of credit bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding will be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued a warrant to purchase 137,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of October 17, 2012. The liability for borrowings under the line of credit was recorded net of a deferred debt discount of $117,700, based on the relative fair value of the warrant under the Black-Scholes pricing model. The debt discount was fully amortized during the year ended December 31, 2007. Borrowings under this line of credit are guaranteed by Mr. Burchetta and Mr. Brofman. On February 8, 2008, in consideration of the line of credit not being repaid with the later loan proceeds secured subsequent to the date of the agreement, the Company granted Mr. Mooney 350,000 options to purchase common stock at $1.25 per share. This option has a term of three years and vested immediately. The grant was valued at $227,500 under the Black-Scholes pricing model and was expensed immediately as amortization of the deferred debt discount. On August 27, 2009, the Company repaid $343,421 of principal on this line of credit and $64,222 in accrued interest by the issuance of 2,717,616 shares of Company common stock that was valued at the closing market price of $0.25 per share. Based on the $679,404 value of the shares issued, the Company recognized a $271,762 loss on extinguishment of the debt during the year ended December 31, 2009. On September 24, 2009, the Company entered into a short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 9% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.  During the year ended December 31, 2010 and 2009, amortization was $0.  On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Interest expense accrued on this loan as of December 31, 2010 was $28,590.  As of December 31, 2010, the outstanding balance on this loan was $151,000.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 — LINES OF CREDIT RELATED PARTIES (continued)

On July 1, 2008, the Company entered into a line of credit agreement with Kenneth H. Montgomery, a former Chief Executive Officer and Director of Debt Resolve, for up to $315,000 to be used to fund the working capital needs of Debt Resolve. Borrowings under the line of credit would bear interest at 12% per annum, with interest payable monthly in cash. The principal balance outstanding could be due at any time upon 30 days written notice, subject to mandatory prepayment (without penalty) of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by Debt Resolve. In conjunction with this line of credit, the Company also issued an option to purchase 350,000 shares of common stock at an exercise price of $1.00 per share on July 15, 2008 with an expiration date of July 15, 2015. The note was recorded net of a deferred debt discount of $262,500, based on the relative fair value of the option. The debt discount was amortized over the term of the note. As of June 30, 2009, the Company has borrowed $158,202 under this line of credit plus $185,681 of Company expenses paid directly by Mr. Montgomery for a total borrowed of $343,883. On August 27, 2009, the Company repaid $158,202 of principal on this line of credit and $24,492 in accrued interest by the issuance of 1,217,966 shares of Company common stock that were valued at the closing market price of $0.25 per share. Based on the $304,491 value of the shares issued, the Company recognized a $121,797 loss on extinguishment of the debt in the year ended December 31, 2009. As of December 31, 2010, the outstanding balance owed to Mr. Montgomery is $214,385 in expenses plus $1,352 in accrued interest on the line of credit that was repaid and terminated.

NOTE 11 — CONVERTIBLE DEBENTURES

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from June 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest.  In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the years ended December 31, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $464,190 and $187,828,  respectively.  As of December 31, 2010, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Debentures with an interest rate of 14%.  During the period, $50,000 was repaid in cash, leaving a balance of $225,000 on these debentures at December 31, 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the years ended December 31, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $112,028 and $0, respectively.  The Series B Convertible Debentures had a liquidated damages clause requiring a registration statement to be filed within 90 days of the last closing, or damages of 1% of shares for the next 90 days until filed are assessed.  The last closing occurred on April 22, 2010.  The initial 90 day period expired on July 21, 2010.  The damages accrued until October 19, 2010.  The value of these damages of $105,750 are accrued for the year ended December 31, 2010.  The 1,762,000 shares were issued on January 31, 2011.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11 — CONVERTIBLE DEBENTURES (continued)

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three year Series C Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, the investors received 2,566,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the years ended December 31, 2010 and 2009, the Company recorded amortization of the debt discount related to these notes of $34,957 and $0, respectively.

Aggregate Maturity of Long-Term debt as of December 31, 2010 are as follow

Year	Amount
2011	$-
2012	509,500
2013	812,500
2014	-
Thereafter	-
Total	1,322,000
Less Debt Discount	874,704
$447,296

The embedded conversion option related to the Convertible Debentures is accounted for under ASC 815-40. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period.  The conversion option is valued using the Black-Scholes valuation model.  On August 12, 2010, the ratchet provision was triggered and, as a result, the derivative liability was extinguished on that date.  See derivative liability discussion below.

NOTE 12 - DERIVATIVE LIABILITY

As described in Note 8 and 11 above, the Company's derivative financial instruments consisted of embedded derivatives related to the short term Convertible Debentures and embedded reset provisions contained within Convertible Debentures and related issued warrants.  On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of December 31, 2010, there were no derivative liabilities.

NOTE 13 — STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2010 and 2009, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At December 31, 2010 and 2009, the Company has authorized 200,000,000 and 100,000,000 shares of common stock, respectively, par value $0.001, of which 78,459,515 and 39,898,584 are issued and outstanding, respectively

On June 3, 2010 the authorized shares of common stock par value $0.001 of the Company was increased to 200,000,000 shares from 100,000,000 shares.

During the year ended December 31, 2009, the Company issued 617,417 shares upon the exercise of investor warrants.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

 NOTE 13 — STOCKHOLDERS' EQUITY (continued)

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

During the year ended December 31, 2010, the Company issued 15,518,935 shares of Company common stock to settle $2,159,786 in notes payable and accrued interest. The $2,159,786 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the liabilities settled, and the Company recorded the difference of $756,126 as a reduction of the related derivative liability during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 880,000 shares of Company common stock to settle reset provisions contained in a private placement completed in August 2007. The $262,240 value of the shares, as determined by the closing price on the date of issuance, was charged to current period operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 2,759,996 shares upon the exercise of warrants; 224,997 for services rendered and on a cashless basis.

During the year ended December 31, 2010, the Company issued 3,402,000 shares of common stock as compensation for professional services rendered.

During the year ended December 31, 2010, the Company sold 16,000,000 shares of common stock (plus 16,000,000 investor warrants) for gross proceeds of $1,600,000 and net proceeds of $1,355,687

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 14-WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.01	25,521	0.48	0.01	25,521	0.01
0.10	1,850,000	4.63	0.10	1,850,000	0.10
0.12	275,000	0.86	0.12	275,000	0.12
0.15	4,183,334	4.15	0.15	4,183,334	0.15
0.25	28,521,750	4.57	0.25	28,521,750	0.25
0.40	12,974,590	3.82	0.40	12,974,590	0.40
1.00	678,000	1.74	1.00	678,000	1.00
1.07	37,500	1.98	1.07	37,500	1.07
1.25	350,000	2.08	1.25	350,000	1.25
1.95	50,000	2.24	1.95	50,000	1.95
2.00	137,500	1.80	2.00	137,500	2.00
2.45	99,000	2.27	2.45	99,000	2.45
6.00	225,000	0.85	6.00	225,000	6.00
Total	49,407,195	4.10		49,407,195

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	3,840,455	$1.23
Issued	37,874,590	0.27
Exercised	(617,417)	0.00000004
Canceled or expired	(23,978,740)	0.00000004
Outstanding at December 31, 2009	17,118,888	0.36
Issued	36,030,084	0.25
Exercised	(2,760,000)	0.00036
Canceled or expired	(981,777)	2.80
Outstanding at December 31, 2010	49,407,195	$0.33

 In conjunction with the issuance of debt and settlement of Payables, the Company issued warrants to purchase an aggregate of 8,733,372 shares of common stock with an exercise price from $0.15 to $0.40 per share expiring five years from the date of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing method.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 14-WARRANTS AND OPTIONS (continued)

In conjunction with certain consulting services, the Company issued an aggregate of warrants to purchase an aggregate of 6,563,381 shares of common stock with an exercise prices from $0.15 to $0.40 per share expiring five years from the date of issuance. These warrants contain a "cashless exercise" feature. The fair value of the warrants was determined using the Black-Scholes option pricing method.

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

In conjunction with the settlement of certain reset provisions of previously issued warrants, the Company issued  aggregate of 1,283,331 warrants with an exercise price of $0.25 per share 5 years in satisfaction of reset provisions of certain previously issued warrants.

Non-Employee Options

The following table summarizes non employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,000,000	6.34	$0.10	400,000	$0.10
0.13	500,000	6.76	0.13	500,000	0.13
0.70	75,000	4.69	0.70	75,000	0.70
1.84	25,000	4.42	1.84	25,000	1.84
5.00	3,000	0.84	5.00	3,000	5.00
Total	4,603,000			1,003,000

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 14-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's non employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	203,000	$3.02
Issued	--	--
Exercised	--	--
Canceled or expired	(100,000)	$5.00
Outstanding at December 31, 2009	103,000	$1.10
Issued	4,500,000	0.10
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	4,,603,000	$0.13

The Board granted an aggregate of stock options to purchase 4,500,000 shares of common stock of the Company at an exercise prices from $0.10 to $0.13 with an exercise period of seven years to  non employees. The fair value of the vested portion of the options of $97,000 were determined using the Black-Scholes model was expensed during the year ended December 31, 2010.

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2010:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.15	250.000	2.88	$0.15	250,000	$0.15
0.17	4,500,000	6.27	0.17	4,500,000	0.17
0.19	1,000,000	5.61	0.19	1,000,000	0.19
0.20	250,000	2.31	0.20	250,000	0.20
0.22	175,000	6.25	0.22	175,000	0.22
0.80	350,000	4.07	0.80	350,000	0.80
1.00	350,000	4.54	1.00	350,000	1.00
1.25	1,334,500	1.84	1.25	1,334,500	1.25
1.40	350,000	4.45	1.40	350,000	1.40
1.50	887,500	1.35	1.50	887,500	1.50
1.63	20,000	4.46	1.63	20,000	1.63
1.84	10,000	4.42	1.84	10,000	1.84
4.75	203,000	3.32	4.75	203,000	4.75
5.00	2,326,934	4.29	5.00	2,326,934	5.00
10.00	20,000	2.74	10.00	20,000	10.00
Total	12,026,934	5.10		12,026,934

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 14-WARRANTS AND OPTIONS (continued)

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	5,851,934	$5.89
Issued	1,000,000	0.19
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2009	6,851,934	5.89
Issued	5,175,000	0.14
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	12,026,934	$1.50

The Board granted an aggregate of stock options to purchase 5,175,000 shares of common stock of the Company at an exercise prices from $0.10 to $0.22 with an exercise periods from three to seven years to key employees, officers and a new advisory board member. The grant was valued using the Black-Scholes model and had a value of $949,750; $933,250 was fully expensed during the year ended December 31, 2010.

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

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 15 -COMMITMENTS AND CONTINGENCIES (continued)

On November 9, 2009, Patriot National Bank, a financial institution, filed a complaint in the Supreme Court of New York, Count of Westchester, seeking damages of $68,993.62 as a result of an overdraft in our bank account resulting from a non-sufficient fund check received from an investor on May 22, 2009. An answer was filed by the Company on December 20, 2009. On February 22, 2010, a motion for summary judgment was filed with the court by Patriot. An amended motion of summary judgment was filed on March 1, 2010 by Patriot.  As of December 31, 2010, the unpaid amount remaining on the overdraft was $3,603. The Company is making monthly payments to reduce the overdraft through an allocated portion of its revenue. The entire amount in dispute is on the balance sheet of the Company under Bank Overdrafts.

On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,916.72 for unpaid rent due as of January 31, 2009.  First Performance had vacated the premises as of June 30, 2008 with the closing of its business.  Debt Resolve has been dismissed from the direct suit at this time, as it was not a signatory to the lease or guarantor of the lease.  The case continues against First Performance Corp. and its former owners.  A default judgment was entered against First Performance Corp.  The full $1.3 million amount in dispute is included in the accrued expenses of First Performance.  The guarantor Pacific USA on the lease filed a cross-claim against Debt Resolve and First Performance under the lease.  The guarantor won summary judgment discharging its guarantee, and the cross-claim against Debt Resolve was vacated at that time.  However, the grant of summary judgment was reversed in November 2010 by the court, and discovery commenced.  Trial between the landlord plaintiff and the defendant guarantor was held in March 2011.  The secondary action between the guarantor and the Company for indemnification was held at the same time in March 2011.  A decision on the validity of the guarantee and, if necessary, the cross-claim against the Company is expected in May 2011.  The corporate charter of First Performance was revoked on August 1, 2009, and the liability on the books of First Performance has been de-consolidated from the books of the company.  There is no further action with regard to First Performance expected on this matter, as First Performance no longer exists.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Operating leases

The Company currently shares space with a business partner under an agreement from December 2008. The Company and business partner agreed to cross-market the services of each party to their clients. As part of the agreement, the Company was granted certain office space. Beginning July 1, 2009 under a verbal agreement, the Company agreed to pay rent in the amount of $1,000 per month in total for all its office space.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 16 — EMPLOYMENT AGREEMENTS

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

The Company amended the employment agreement with Mr. Burchetta again in June 2005, agreeing that (1) as of April 1, 2005 the Company will pay Mr. Burchetta an annual base salary of $250,000 per year, and thereafter his base salary will continue at that level, subject to adjustments approved by the compensation committee of our board of directors, and (2) the employment term will extend for five years after the final closing of our June/September 2005 private financing. Compensation expense under the employment agreement with Mr. Burchetta is recorded as payroll and related expenses in statement of operations and totaled $0 and $135,417 for the twelve months ended December 31, 2009 and 2008, respectively. On August 27, 2009, the accrued salary from 2008 was converted to stock.

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 16 — EMPLOYMENT AGREEMENTS (continued)

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

As of December 31, 2010, the Company owes Mr. Burchetta an aggregate of $35,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey stepped down as Interim CEO on April 12, 2010. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of December 31, 2010, the Company owes $158,333 in salary under the agreement.

James G. Brakke

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.  Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.  Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.  Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17, the prior day’s closing price.  Mr. Brakke had previously received 250,000 shares upon joining the Board on October 28, 2009.  As of December 31, 2010, the Company owes $87,727 in salary under the agreement that has accrued according to the terms of the agreement.

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

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 17 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company issued 15,841,788 shares of Company common stock to settle $2,560,868 in accrued liabilities and for a contract settlement owed to individuals, or an entity controlled by an individual, who were Company officers or directors or former officers or directors at the time of settlement.  The $4,890,388 value of the shares issued, as determined by the closing prices on the dates of issuance, exceeded the $2,560,868 in liabilities settled, and the Company recorded the difference as a $2,329,521 loss on extinguishment of the liabilities in the three months ended September 30, 2009.  The extinguished liabilities consisted of $900,230 in accrued payroll compensation, $1,196,623 in loans made to the Company, $221,515 in interest accrued thereon, and $242,500 in accounts payable for consulting services rendered.  Related party interest for the year ended December 31, 2010 was $10,391.  Related party interest for the year ended December 31, 2009 was $105,109.

During the year ended December 31, 2009, the Company issued a total of 2,250,000 shares to five members of the Company's board of directors as compensation for their services valued at $428,750. Another executive received an option grant of 1,000,000 shares at an exercise price of $0.19 with a seven year life as compensation for services and in recognition of a promotion valued at $190,000.

During the year ended December 31, 2010, the Company issued a total of 5,175,000 options to members of the Company's board of directors, new advisory board members, three new employees and an officer as compensation for their services valued at $949,750.

During the year ended December 31, 2010, the Company issued a total of 1,225,000 shares to two investors who purchased the old unpaid expenses of a director.

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

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 18 - FAIR VALUE MEASUREMENT (continued)

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

The following table sets forth the Company's financial instruments as of December 31, 2010 which was recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability			$ (-0-)

At December 31, 2010, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2010:

Year Ended December 31, 2010
Derivative Liability
Balance, December 31, 2009	$7,518,056
Total (gains) losses
Initial fair value of debt derivative on note issuance	375,985
Initial fair values of warrants issued containing reset provisions	616,490
-
Mark-to-market at December 31, 2010:	-
- Embedded debt derivative and warrant liabilities	(4,957,469)
Transfers in and/or out of Level 3	(3,553,062)

Balance, December 31, 2010	$-0-
Net gain for the period included in earnings relating to the liabilities held at December 31, 2010	$4,957,469

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE 19 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $31,238,241 which expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of December 31, 2010 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2029	$31,343,991

Tax Asset	13,151,299
Less valuation allowance	(13,151,299)
Balance	$—

Net operating loss carry forwards 2007 and prior	$20,291,000
Net operating loss carry forwards 2008 (estimate)	4,756,000
Net operating loss carry forwards 2009 (estimate)	4,730,000
Net operating loss carry forwards 2010 (estimate)	1,566,991
Balance	$31,343,991

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2010 and 2009, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

2010
Statutory federal income tax rate	35.0%
State income taxes and other	7.1%

Effective tax rate	42.1%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

DEBT RESOLVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 19 – INCOME TAXES (continued)

2010
Deferred Tax Asset: (Liability)

Net operating loss carry forward	$(561,467)
Gain on change in derivative liability	(4,957,469)
Travel and entertainment	8,694
Debt Discount	806,760
Equity based payments and compensation	3,136,491
Subtotal	1,566,991
Valuation allowance	1,566,991

Net Deferred Tax Asset (Liability)	$—

NOTE 20 — SUBSEQUENT EVENTS

On January 13, 2011, an officer of the Company loaned $6,000 on a 90-day loan for critical expenses.  The loan carries an interest rate of 12% and matures on April 13, 2011.  The loan provides for 60,000 warrants at an exercise price of $0.10 and an exercise period of five years.

On January 31, 2011, a liquidated damages provision in a prior private placement resulted in the issuance of 1,762,500 shares to five investors and the placement agent.

On February 8, 2011, five investors in an investment group purchased convertible notes for a total investment of $25,000.  The notes accrue interest at 14% that is payable at maturity, have a conversion rate of $0.12 and mature in three years.  The investors also received 208,334 warrants to purchase the common stock of the Company at an exercise price of $0.30 and a five year exercise period.

On March 15, 2011, the Company’s bank loan was restructured to increase the principal balance of the loan from $200,000 to $250,000, and the Company received the $50,000 in gross proceeds net of accrued interest.  The new loan carries the same 6.25% interest rate as the prior loan and matures in 39 months, with monthly principal payments due of $6,250 plus monthly interest in cash.