Form 10-Q
period 2011-03-31
DEBT RESOLVE INC
filed 2011-05-23
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of May 23, 2011, 80,222,015 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$196	$26,331
Accounts receivable, net	28,397	21,237
Prepaid and other current assets	125,763	129,318
Total current assets	154,356	176,886

Fixed assets, net	11,204	14,332
Deposits and other assets	-	-

Total assets	$165,560	$191,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$-	$3,603
Accounts payable and other accrued liabilities	2,417,629	2,104,741
Note payable, current portion	452,867	452,867
Notes payable, related party, net of deferred debt discount of $648 and $0 as of March 31, 2011 and December 31, 2010, respectively	5,352	-
Lines of credit, related parties	151,000	151,000
Total current liabilities	3,026,848	2,712,211

Long term debt:
Note payable, long term portion	175,000	137,500
Convertible long-term notes, net of deferred debt discount of $778,138 and $874,704 as of March 31, 2011 and December 31, 2010, respectively	568,862	447,296
Total liabilities	3,770,710	3,297,007

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 80,222,015 and 78,459,515 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	80,222	78,460
Additional paid in capital	65,986,663	65,871,108
Accumulated deficit	(69,672,035)	(69,055,357)
Total stockholders' deficiency	(3,605,150)	(3,105,789)

Total liabilities and stockholders' deficiency	$165,560	$191,218

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010

REVENUES:	$35,483	$29,826

Costs and expenses:
Payroll and related expenses	154,225	137,346
Selling, general and administrative expenses	328,543	1,470,524
Depreciation and amortization	3,128	10,279
Total costs and expenses	485,896	1,618,149

Net loss from operations	(450,413)	(1,588,323)

Other income (expense):
Interest expense	(58,780)	(71,079)
Amortization of debt discounts	(107,485)	(389,524)
Gain (Loss) on change in fair value of derivative liability	-	(1,262,671)
Other income (expense):	-	12,481

Net loss before provision for income taxes	(616,678)	(3,299,116)

Income tax (benefit)	-	-

Net loss	$(616,678)	$(3,299,116)

Net loss per common share (basic and fully diluted)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding, basic and fully diluted	79,614,932	42,268,577

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2011 THROUGH MARCH 31, 2011
(unaudited)

	Preferred stock		Common stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	-	$-	78,459,515	$78,460	$65,871,108	$(69,055,357)	$(3,105,789)
Common stock issued in settlement of registration rights liability	-	-	1,762,500	1,762	103,988	-	105,750
Beneficial conversion feature related to convertible notes	-	-	-	-	11,567	-	11,567
Net loss	-	-	-	-	-	(616,678)	(616,678)
Balance, March 31, 2011	-	$-	80,222,015	$80,222	$65,986,663	$(69,672,035)	$(3,605,150)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(616,678)	$(3,299,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,128	10,279
Amortization of debt discounts	107,485	389,524
Fair value of options issued for services	-	26,250
Fair value of warrants issued for services and expenses	-	424,910
Loss on debt conversion on extinguishment of debt	-	355,705
Stock based compensation	-	345,640
Notes payable issued for services	-	20,000
Loss (gain) in change in fair value of derivative liability	-	1,262,671
Changes in operating assets and liabilities:
Accounts receivable	(7,160)	(14,854)
Prepaid and other assets	3,555	69,323
Accounts payable and accrued expenses	418,638	35,763
Net cash used in continuing operations	(91,032)	(373,905)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(3,603)	(13,790)
Proceeds from issuance of short term notes	43,500	100,000
Repayment of short term notes	-	(18,405)
Proceeds from long term notes	25,000	387,500
Net cash provided by financing operations	64,897	455,305

Net (decrease) increase in cash and cash equivalents	(26,135)	81,400
Cash and cash equivalents at beginning of period	26,331	-

Cash and cash equivalents at end of period	$196	$81,400

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash financing transactions:
Common stock issued in settlement of accrued liability	$105,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Basis of Presentation

The accompanying condensed financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited.

These financial statements have been prepared in accordance with the instructions to the Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31. 2011.  The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

Estimates

The preparation of the unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current year's presentation.  These reclassifications had no effect on reported income or losses.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk as almost 96% and 93% of the balance of accounts receivable is from two clients at March 31, 2011 and at December 31, 2010, respectively.  At March 31, 2011, the two clients represented receivables of $10,000 (35%) and $17,272 (61%).  As of March 31, 2011 and December 31, 2010, no allowance for doubtful accounts has been booked.

The Company had two clients accounting for 50% and 42% of total revenue for the three months ended March 31, 2011.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 89,528,787 and 74,238,245 for the three months ended March 31, 2011 and 2010, respectively.

 Stock-based compensation

Total stock-based compensation expense for the year three months ended March 31, 2011 and 2010 amounted to $0 and $109,650, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that we have experienced, the match was suspended for 2010 and 2011 and will only be re-instated when business conditions warrant.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $616,678 and $3,299,116 for the three months ended March 31, 2011 and 2010, respectively.  Additionally, the Company has negative working capital of $2,872,492 as of March 31, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2011 and December 31, 2010  are comprised of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Employee advances	$70,359	$41,500
Un-deposited funds	-	350
Prepaid insurance and other	55,404	87,468
Total	$125,763	$129,318

Employee advances are offset in accrued payroll as certain payrolls were paid on a net basis.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(254,182)	(251,054)
Total	$11,204	$14,332

During the three months ended March 31, 2011 and 2010, depreciation expense charged to operations was $3,128 and $10,279, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Accounts payable and accrued expenses	$1,472,678	$1,240,026
Accrued interest	371,851	318,366
Payroll and related accruals	573,100	440,599
Accrued liquidation damages	-	105,750
Total	$2,417,629	$2,104,741

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (continued)

In private placements of Convertible Notes as described in Note 10 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. As of December 31, 2010, the Company accrued expenses for the potential liquidated damages of $105,750 as fund raising expense in the statement of operations during the year ended December 31, 2010.  The Company issued 1,762,500 common stock for liquidation damages on January 31, 2011.

NOTE 7 — NOTES PAYABLE

As of March 31, 2011 and December 31, 2010, short term notes are as follows:

	March 31, 2011	December 31, 2010
	(unaudited)
Bank loan	$250,000	$212,500
Notes payable, 12% per annum, currently in default	377,867	377,867
Total	627,867	590,367
Less current portion	452,867	452,867
Long term portion	$175,000	$137,500

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was being amortized over the term of the note and was fully amortized at maturity date.  This note is guaranteed by Mr. Burchetta, a Company director.  As of March 31, 2011, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 — NOTES PAYABLE (continued)

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  As of December 31, 2008, the note went into default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock. On August 27, 2010, the Company repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of March 31, 2011. As of March 31, 2011, this note has matured and is still outstanding and is in default at this time.

On March 11, 2011, the Company paid the $200,000 balance on the loan and received a new loan for $250,000 at prime rate at the with monthly principal payments of $6.250 maturing October 31, 2013, guaranteed by Mr. Mooney.  The outstanding balance as of March 31, 2011 is $250,000.

NOTE 8 — NOTE PAYABLE, RELATED PARTY

On January 14, 2011, an officer loaned $6,000 to the Company with a due date of June 30, 2011.  The investor received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise of $0.15 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $1,296, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three months ended March 31, 2011, amortization expense was $648.

NOTE 9 — LINE OF CREDIT RELATED PARTY

On September 24, 2009, the Company entered into a short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 9% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.  During the year ended December 31, 2010 and 2009, amortization was $0.  On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Interest expense accrued on this loan as of March 31, 2011 was $33,058.  As of March 31, 2011 and December 31, 2010, the outstanding balance on this loan was $151,000.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 — CONVERTIBLE DEBENTURES

Convertible debentures are comprised of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Series A Convertible Debentures, net of unamortized debt discount of $461,000 and $530,750, respectively	$376,000	$306,250
S Series B Convertible Debentures, net of unamortized debt discount of $144,449 and $162,971, respectively	80,550	62,029
Series C convertible Debentures, net of unamortized debt discount of $162,988 and $180,983, respectively	97,012	79,017
Series D Convertible Debentures, net of unamortized debt discount of $9,700	15,300	-
Total	$568,862	$447,296

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from June 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest.  In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $69,750 and $225,551,  respectively.  As of March 31, 2011, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Debentures with an interest rate of 14%.  During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these debentures at December 31, 2010 and March 31, 2011.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $18,522 and $48,222, respectively.  The Series B Convertible Debentures had a liquidated damages clause requiring a registration statement to be filed within 90 days of the last closing, or damages of 1% of shares for the next 90 days until filed are assessed.  The last closing occurred on April 22, 2010.  The initial 90 day period expired on July 21, 2010.  The damages accrued until October 19, 2010.  The value of these damages of $105,750 is accrued for the year ended December 31, 2010.  The 1,762,000 shares were issued on January 31, 2011 in settlement of the damages.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 — CONVERTIBLE DEBENTURES (continued)

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three year Series C Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The Debentures carry a first lien security interest with the debentures above.  In addition, the investors received 2,566,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  As a result of the delay in filing a registration statement on the private placement that triggered the “ratchet”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $17,995 and $0, respectively.

During the three months ended March 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Debentures with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2011, the Company recorded amortization of the debt discount relating to these notes of $571.

Aggregate Maturity of Long-Term debt as of March 31, 2011 are as follows:

Year	Amount
2011	$-
2012	509,500
2013	812,500
2014	25,000
Thereafter	-
Total	1,347,000
Less Debt Discount	778,138
$568,862

NOTE 11 - DERIVATIVE LIABILITY

As described in Note 8 and 10 above, the Company's derivative financial instruments consisted of embedded derivatives related to the short term Convertible Debentures and embedded reset provisions contained within Convertible Debentures and related issued warrants.  On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 12 — STOCKHOLDERS' EQUITY

On January 31, 2011, the Company issued 1,762,500 shares of common stock in settlement of liquidation damages incurring in connection with the issuance of convertible debentures of $105,750.

NOTE 13 — WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.01	25,521	0.23	0.01	25,521	0.01
0.10	1,850,000	4.38	0.10	1,850,000	0.10
0.12	275,000	0.61	0.12	275,000	0.12
0.15	4,243,334	3.90	0.15	4,243,334	0.15
0.25	28,521,750	4.32	0.25	28,521,750	0.25
0.30	250,000	4.86	0.30	250,000	0.30
0.40	12,974,590	3.82	0.40	12,974,590	0.40
1.00	678,000	1.49	1.00	678,000	1.00
1.07	37,500	1.73	1.07	37,500	1.07
1.25	350,000	1.83	1.25	350,000	1.25
1.95	50,000	1.99	1.95	50,000	1.95
2.00	137,500	1.55	2.00	137,500	2.00
2.45	99,000	2.02	2.45	99,000	2.45
6.00	225,000	0.60	6.00	225,000	6.00
Total	49,717,195	3.99		49,717,195

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	17,118,888	$0.36
Issued	36,030,084	0.25
Exercised	(2,760,000)	0.00036
Canceled or expired	(981,777)	0.28
Outstanding at December 31, 2010	49,407,195	0.33
Issued	310,000	0.27
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2011	49,717,195	$0.33

DEBT RESOLVE, INC.
NOTES TO AUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 13-WARRANTS AND OPTIONS (continued)

In conjunction with issuance of short term and convertible notes, the Company issued an aggregate of warrants to purchase an aggregate of 310,000 shares of common stock with an exercise prices from $0.15 to $0.30 per share expiring five years from the date of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 266.73% to 272.31%; and Risk free rate: 1.95% to 2.39% and are amortized to operations as a debt discount over the term of the related notes.

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,000,000	6.09	$0.10	400,000	$0.10
0.13	500,000	6.51	0.13	500,000	0.13
0.70	75,000	4.44	0.70	75,000	0.70
1.84	25,000	4.17	1.84	25,000	1.84
5.00	3,000	0.59	5.00	3,000	5.00
Total	4,603,000	6.34		1,003,000

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	103,000	$1.10
Issued	4,500,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at March 31, 2011	4,603,000	$0.13

In the year 2010, the Board granted an aggregate of stock options to purchase 4,500,000 shares of common stock of the Company at an exercise prices from $0.10 to $0.13 with an exercise period of seven years to  non employees. The fair value of all non-employee options vesting in the three months ended March 31, 2011 and 2010 of $0 and $0, respectively, was charged to current period operations.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 13-WARRANTS AND OPTIONS (continued)

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.15	250.000	2.63	$0.15	250,000	$0.15
0.17	4,500,000	6.02	0.17	4,500,000	0.17
0.19	1,000,000	5.36	0.19	1,000,000	0.19
0.20	250,000	2.06	0.20	250,000	0.20
0.22	175,000	6.00	0.22	175,000	0.22
0.80	350,000	3.82	0.80	350,000	0.80
1.00	350,000	4.29	1.00	350,000	1.00
1.25	634,500	1.59	1.25	634,500	1.25
1.40	350,000	4.20	1.40	350,000	1.40
1.50	887,500	1.10	1.50	887,500	1.50
1.63	20,000	4.21	1.63	20,000	1.63
1.84	10,000	4.17	1.84	10,000	1.84
4.75	203,000	3.07	4.75	203,000	4.75
5.00	2,326,934	4.04	5.00	2,326,934	5.00
10.00	20,000	2.49	10.00	20,000	10.00
Total	11,326,934	4.85		11,326,934

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	6,851,934	$5.89
Issued	5,175,000	0.14
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	12,026,934	1.50
Issued	--	--
Exercised	--	--
Expired	(700,000)	1.25
Outstanding at March 31, 2011	11,326,934	$1.50

The fair value of all employee options vesting in the three months ended March 31, 2011 and 2010 of $0 and $26,250, respectively, was charged to current period operations

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 14 -COMMITMENTS AND CONTINGENCIES

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

On February 2, 2009, a complaint was filed in the District Court of Clark County, Nevada against Debt Resolve, First Performance Corp. and the former owners of First Performance, Pacific USA Holdings and Clearlight Mortgage Corp., seeking $315,916.72 for unpaid rent due as of January 31, 2009.  First Performance had vacated the premises as of June 30, 2008 with the closing of its business.  Debt Resolve has been dismissed from the direct suit at this time, as it was not a signatory to the lease or guarantor of the lease.  The case continues against First Performance Corp. and its former owners.  A default judgment was entered against First Performance Corp.  The full $1.3 million amount in dispute is included in the accrued expenses of First Performance.  The guarantor Pacific USA on the lease filed a cross-claim against Debt Resolve and First Performance under the lease.  The guarantor won summary judgment discharging its guarantee, and the cross-claim against Debt Resolve was vacated at that time.  However, the grant of summary judgment was reversed in November 2010 by the court, and discovery commenced.  Trial between the landlord plaintiff and the defendant guarantor was held in March 2011.  The secondary action between the guarantor and the Company for indemnification was held at the same time in March 2011.  A decision on the validity of the guarantee and, if necessary, the cross-claim against the Company is expected in May 2011.  The corporate charter of First Performance was revoked on August 1, 2009, and the liability on the books of First Performance has been de-consolidated from the books of the company.  There is no further action with regard to First Performance expected on this matter, as First Performance was dissolved.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 15 — EMPLOYMENT AGREEMENTS

James D. Burchetta

On September 29, 2009 and effective as of August 1, 2009, the Company and Mr. James D. Burchetta amended his consulting agreement from a full-time consulting position to a part-time consulting position. In addition, the monthly consulting fee was reduced from $20,833 per month to $10,000 per month. Finally, Mr. Burchetta waived the condition that his compensation exceeds that of the CEO by at least $25,000 per month and has comparable benefits. In return for the modifications to the contract with a termination date of January 13, 2013, Mr. Burchetta received 1,686,000 shares of stock, which represents the reduction in compensation during the remaining term of the agreement.

As of March 31, 2011, the Company owes Mr. Burchetta an aggregate of $45,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey stepped down as Interim CEO on April 12, 2010. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. As of March 31, 2011, the Company owes $158,333 in salary under the agreement.

James G. Brakke

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.  Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.  Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.  Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17, the prior day’s closing price.  As of March 31, 2011, the Company owes $117,727 in salary under the agreement that has accrued according to the terms of the agreement.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 16 - RELATED PARTY TRANSACTIONS

During the three months March 31, 2011, an officer of the Company loaned $6,000 on a five and a half month note that matures on June 30, 2011.  The officer received 60,000 warrants to purchase the common stock of the Company at an exercise price of $0.15 per share.  The warrants have a five year exercise period.

Certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 10).

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

NOTE 18 — SUBSEQUENT EVENTS

On April 15, 2011, two directors of the Company loaned a total of $50,000 on short term notes to be repaid on the next financing.  The directors received 500,000 five year warrants to purchase the common stock of the Company at an exercise price of $0.15 for the loan.

On April 15, 2011, the Company’s bank loaned an additional $50,000 on a short term interest only loan due on July 1, 2011.

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

Since completing initial product development in early 2004, our primary business has been providing software solutions to consumer lenders or those collecting on those loans, initially with DR Settle™, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  Later, we introduced our DR Prevent™ solution for early stage delinquent consumer debt and most recently our DR Collect™ solution targeted to collection agencies and collection law firms.   We have marketed our solutions primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and now Asia.  We intend to market our service to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online.  We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors' e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such earlier debt will result in higher settlement volumes, improving our clients' profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle this type of debt, and we make contact with these creditors in our normal course of business.

We have prepared for our entry into the European and Asian marketplaces by reviewing our mode of business and modifying our contracts to comply with appropriate European and Asian privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European or Asian clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization.  We may incur additional costs, which we cannot anticipate at this time, if we expand into other countries.

Our revenues to date have been insufficient to fund our operations.  We have financed our activities to date through our management's contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in six private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering.  In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives. We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities.  Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks.  We provide detailed advice and hands-on assistance to clients to help them make the transition to our solutions.

Our current and former contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our Debt Resolve solutions, from flat fees per settlement achieved, from flat fees per account placed on the system or a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month.  For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Most contracts currently in process include provisions for set up fees and base revenue on a monthly fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well.  In addition, with respect to our DR Collect™ module, which targets the collection agency and collection law firm markets, we expect that a flat monthly fee, and/or the hybrid revenue model which will include both flat fees and transaction fees at settlement, may become the preferred revenue methods.  As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

For the three months ended March 31, 2011 and 2010, we had inadequate revenues and incurred net operating  losses of $450,413 and $1,588,323 from operations, respectively.  Cash used in operating activities was $91,032 for the three months ended March 31, 2011.  Based upon projected operating expenses of approximately $80,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  Our management is continuing their efforts to secure additional funds through debt and/or equity instruments.  We believe that we will be successful in obtaining additional financing; however, no assurance can be provided that we will be able to do so.   To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, we may be forced to seek bankruptcy protection from our creditors.  There can be no assurance that efforts to secure additional funding will be successful.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

Revenues totaled $35,483 and $29,826 for the three months ended March 31, 2011 and 2010, respectively.  We earned revenue during the three months ended March 31, 2011 and 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $154,225 for the three months ended March 31, 2011, as compared to $137,346 for the three months ended March 31, 2010, an increase of $16,879.  Employee stock compensation expense decreased to $-0- in the three months ended March 31, 2011 from $26,250 in the three months ended March 31, 2010, as there was a new grant in the 2010 period to new Advisory Board member.  Salaries were $132,500 and $83,750 in the three months ended March 31, 2011 and 2010, respectively, as two employees were added after the 2010 quarter.  Employee benefits were $21,722 and $21,304 in the three months ended March 31, 2011 and 2010, respectively.   Employment taxes were -$0- and $6,042 during the three months ended March 31, 2011 and 2010, respectively, as most payrolls were net paid in 2011.

General and administrative expenses.  General and administrative expenses amounted to $328,543 for the three months ended March 31, 2011, as compared to $1,470,524 for the three months ended March 31, 2010, a decrease of $1,141,981.  Service fees were $64,887 and $1,074,425 for the three months ended March 31, 2011 and 2010, respectively, on no expenses on liability conversions and no stock or warrants for services issued in the three months ended March 31, 2011.  Stock compensation to consultants was -$0- and $83,400 for the three months ended March 31, 2011 and 2010, respectively, primarily due to an increase in consultants in 2010.  Occupancy was $3,000 for each of the three months ended March 31, 2011 and 2010.  Telecommunications was $14,339 and $13,302 for the three months ended March 31, 2011 and 2010, respectively.  Accounting increased to $96,575 for the three months ended March 31, 2011 from $55,475 for the three months ended March 31, 2010 due increases in the amount of audit and tax costs.  Travel, marketing, insurance and legal were $4,801, $19,572, $28,922 and $86,303 in the three months ended March 31, 2011 compared with $14,640, $1,898, $12,826 and $82,870 in the three months ended March 31, 2010.  Miscellaneous general and administrative expenses were $10,145 and $3,439 for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization expense.  For the three months ended March 31, 2011 and 2010, we recorded depreciation expense of $3,128 and $10,279, respectively.  Depreciation expense for the three months ended March 31, 2011 is lower due to the full depreciation of some assets after March 31, 2010.

Interest (expense).  We recorded interest expense of $58,780 for the three months ended March 31, 2011 compared to interest expense of $71,079 for the three months ended March 31, 2010.

Amortization of deferred debt discount.  Amortization expense of $107,485 and $389,524 was incurred for the three months ended March 31, 2011 and 2010, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased due to the less issuance of new notes in 2011.

Gain/(Loss) on derivative liability.  We recorded a loss on derivative liability of -$0- and $1,262,671 for the three months ended March 31, 2011 and 2010, respectively.  As of August 12, 2010, we eliminated all derivative liabilities.

Other expense.  During the three months ended March 31, 2011 and 2010, -$0- and $12,481 of gain on settlement of payables was recorded, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficiency in the amount of $2,872,492 from operations and cash and cash equivalents totaling $196.  We reported a net loss of $450,413 from operations for the three months ended March 31, 2011.  Net cash used in operating activities was $91,032 for the three months ended March 31, 2011.  Cash flow provided by financing activities was $64,897 for the three months ended March 31, 2011.  As of December 31, 2010, we had a working capital deficiency in the amount of $2,535,325 and cash and cash equivalents totaling $26,331.  We incurred a net loss of $561,467 from operations for the year ended December 31, 2010.  Net cash used in operating and investing activities for operations was $1,789,581 and $3,631, respectively for the year ended December 31, 2010.  Cash flow provided by financing activities for operations was $1,819,543 for the year ended December 31, 2010.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  Our management is continuing our efforts to secure additional funds through debt and/or equity instruments.  In August and September 2010, we closed a round of $1,600,000 on a private placement.  Since July 1, 2009, we have removed very substantial current liabilities from our balance sheet.  Management believes that it will be successful in obtaining additional financing and settling our liabilities; however, no assurance can be provided that we will be able to do so.  There is no assurance that these funds will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, we may have to seek protection from our creditors in bankruptcy.  There can be no assurance that efforts to raise adequate capital will be successful.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2011, unaffiliated investors loaned us an aggregate of $25,000 on three year Series D Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share.  The Debentures carry a second lien security interest with the debentures above.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share.  The notes were recorded net of a deferred debt discount of $10,271, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2011, we recorded amortization of the debt discount related to these notes of $571.

On January 14, 2011, an officer loaned us $6,000 on a five and a half month loan.  The officer received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.15 per share.  The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $1,296, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three month period ended March 31, 2011, amortization expense was $648.

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

Stock-based compensation

We account for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10").  Under the provisions of ASC 718-10, we are required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Total stock-based compensation expense for the three months ended March 31, 2011 and 2010 amounted to -$0- and $109,650, respectively.  As of March 31, 2011, we had -$0- of unrecognized compensation cost.

We account for the expected life of share options in accordance with the "simplified" method provisions ASC 718-10.

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

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 16, 2010, in the section labeled "Risk Factors."  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Management believes that its financial statements for the three months ended March 31, 2011 and 2010 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended March 31, 2011, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2011, unaffiliated investors loaned us an aggregate of $25,000 on three year Series D Convertible Debentures with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share.  The Debentures carry a second lien security interest with the debentures above.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share.  The notes were recorded net of a deferred debt discount of $10,271, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2011, we recorded amortization of the debt discount related to these notes of $571.

Item 3. Defaults upon Senior Securities

On December 21, 2007, an unaffiliated investor loaned us $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009.  The note has a provision requiring repayment once we raised an aggregate of $500,000 following issuance of this note.  As a result, this note is currently in default as it has not been repaid and we reached the $500,000 threshold in September, 2008.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, we granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012.  The note was recorded net of a deferred debt discount of $19,375, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note and was fully amortized in 2008.  This note is guaranteed by Mr. Burchetta, a Company director.  On April 10, 2008, we borrowed an additional $198,000 from this investor.  Please see discussion below.

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the note.  During the three months ended March 31, 2011 and 2010, we recorded amortization of the debt discount related to this note of $0 and $0, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of March 31, 2010, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, we recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, we repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of March 31, 2011. As of March 31, 2011, this note has matured and is still outstanding and is in default at this time.

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Item 6. Exhibits and Filings on Form 8-K

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

Form 8-K dated April 4, 2010.

Form 8-K dated April 14, 2010.

Form 8-K dated August 18, 2010. Form 8-K/A dated August 25, 2010. Form 8-K dated November 26, 2010. Form 8-K dated December 22, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: May 23, 2011	By:	/s/ James G. Brakke
James G. Brakke Co-Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ David M. Rainey
David M. Rainey President and Chief Financial Officer (Principal financial and accounting officer)