Form 10-Q
period 2011-06-30
DEBT RESOLVE INC
filed 2011-08-19
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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

(914) 949-5500
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 19, 2011, 82,555,869 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$37,301	$26,681
Accounts receivable, net	22,495	21,237
Prepaid expenses	23,340	87,468
Total current assets	83,136	135,386

Fixed assets, net	8,077	14,332

Total assets	$91,213	$149,718

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank overdraft	$-	$3,603
Accounts payable and other accrued liabilities	2,569,687	2,063,241
Notes payable, current portion	502,867	452,867
Notes payable, related parties, net of deferred debt discount of $8,638 and $0 as of June 30, 2011 and December 31, 2010, respectively	57,362	-
Lines of credit- related party	151,000	151,000
Total current liabilities	3,280,916	2,670,711

Long term debt:
Note payable, long term portion	156,250	137,500
Convertible long-term notes, net of deferred debt discount of $671,015 and $447,296 as of June 30, 2011 and December 31, 2010, respectively	675,985	447,296
Total liabilities	4,113,151	3,255,507

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 81,105,869 and 78,459,515 shares issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	81,106	78,460
Additional paid in capital	66,234,101	65,871,108
Accumulated deficit	(70,337,146)	(69,055,357)
Total stockholders' deficiency	(4,021,939)	(3,105,789)

Total liabilities and stockholders' deficiency	$91,213	$149,718

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

REVENUES:	$32,968	$30,466	$68,451	$60,292

Costs and expenses:
Payroll and related expenses	304,596	1,084,891	458,821	1,222,237
Selling, general and administrative expenses	177,199	264,868	505,742	1,735,392
Depreciation and amortization	3,128	8,875	6,256	19,154
Total costs and expenses	484,923	1,358,634	970,819	2,976,783

Net loss from operations	(451,955)	(1,328,168)	(902,368)	(2,916,491)

Other income (expense):
Interest expense	(69,783)	(263,593)	(128,563)	(334,672)
Amortization of debt discounts	(123,373)	(207,590)	(230,858)	(597,114)
Gain on change in fair value of derivative liability	-	7,075,143	-	5,812,472
Other income (expense)	(20,000)	295,756	(20,000)	308,237

Net (loss) income before provision for income taxes	(665,111)	5,571,548	(1,281,789)	2,272,432

Income tax (benefit)	-	-	-	-

Net (loss) income	$(665,111)	$5,571,548	$(1,281,789)	$2,272,432

Net (loss) income per common share (basic)-Note 2	$(0.01)	$0.11	$(0.02)	$0.05

Net (loss) per common share (fully diluted)-Note 2	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding, basic-Note 2	80,318,655	49,843,776	79,968,737	46,077,102

Weighted average number of common shares outstanding, fully diluted-Note 2	80,318,655	75,182,381	79,968,737	62,940,707

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2011 THROUGH JUNE 30, 2011
(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	-	$-	78,459,515	$78,460	$65,871,108	$(69,055,357)	$(3,105,789)
Common stock issued in settlement of registration rights liability	-	-	1,762,500	1,762	103,988	-	105,750
Sale of common stock	-	-	875,000	875	86,625	-	87,500
Common stock issued in connection with exercise of warrants	-	-	8,854	9	80	-	89
Fair value of options issued to employees for services	-	-	-	-	136,500	-	136,500
Beneficial conversion feature related to convertible notes	-	-	-	-	35,800	-	35,800
Net loss	-	-	-	-	-	(1,281,789)	(1,281,789)
Balance, June 30, 2011	-	$-	81,105,869	$81,106	$66,234,101	$(70,337,146)	$(4,021,939)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(1,281,789)	$2,272,432
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,255	19,154
Amortization of debt discounts	230,858	597,114
Fair value of options issued for services	136,500	978,249
Fair value of warrants issued for services and expenses	-	528,645
Fair value of warrants issued in settlement of litigation	-	25,000
Interest expense in excess of beneficial conversion feature	-	177,280
Loss on debt conversion on extinguishment of debt	-	27,359
Stock based compensation	-	561,640
Notes payable issued for services	-	20,000
Notes payable issued for extinguishment of debt	-	69,000
Gain in change in fair value of derivative liability	-	(5,812,472)
Changes in operating assets and liabilities:
Accounts receivable	(1,258)	(21,662)
Prepaid and other assets	64,128	66,705
Accounts payable and accrued expenses	612,189	(227,864)
Net cash used in continuing operations	(233,116)	(719,420)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(3,603)	(34,564)
Proceeds from sale of common stock	87,500	-
Proceeds from issuance of short term notes	100,000	165,370
Proceeds from issuance of short term notes-related party	71,000	-
Repayment of short term notes	(36,250)	(44,225)
Proceeds from long term notes	25,000	557,500
Proceeds from exercise of options and warrants	89	1,000
Net cash provided by financing operations	243,736	645,081
Net increase (decrease) in cash and cash equivalents	10,620	(74,339)
Cash and cash equivalents at beginning of period	26,681	75,000

Cash and cash equivalents at end of period	$37,301	$661

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$7,744	$6,509
Cash paid during period for taxes	$-	$-

Non-cash financing transactions:
Beneficial conversion feature transfer from derivative liability	$-	$855,582
Common stock issued for debt conversion	$-	$744,183
Note payable issued for accrued expenses	$-	$25,000
Common stock issued for accrued interest	$-	$149,152
Common stock issued in settlement of accrued liability	$105,650	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – BASIS AND BUSINESS PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 are unaudited.

These unaudited condensed financial statements have been prepared in accordance with the instructions to the Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2011.  The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

As of December 31, 2010, the Company has no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, were both dissolved on June 1, 2010.  First Performance Corp. was dissolved in 2008, and its subsidiary, First Performance Recovery Corp., was legally dissolved on August 1, 2009.

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

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation.  These reclassifications had no effect on reported income or losses.

Credit Risk

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk as almost 90% and 93% of the balance of accounts receivable is from two clients at June 30, 2011 and at December 31, 2010, respectively.  At June 30, 2011, the two clients represented receivables of $10,000 (44%) and $10,245 (46%).  As of June 30, 2011 and December 31, 2010, no allowance for doubtful accounts has been booked.

The Company had two clients accounting for 93% and 93% of total revenue for the three and six months ended June 30, 2011, respectively, and had two clients accounting for 94% and 96% for the three and six months ended June 30, 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to the recognition of debt costs and stock based compensation expense.  The adoption of ASC 740-10 did not have a material impact on the Company's  results of operations or financial condition.

Net Income (loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  The recognition of shares issued upon the conversion of convertible debt, stock options and warrants have been included as common stock equivalents in the diluted loss per share for the three and six month periods ended June 30, 2010, however excluded for the three and six months ended June 30, 2011 because including would be anti-dilutive.  Fully diluted shares outstanding were 91,857,071 and 92,994,203 for the three and six month periods ended June 30, 2011, respectively.

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

Stock-based compensation

Total stock-based compensation expense for the three months ended June 30, 2011 and 2010 amounted to $136,500 and $952,000, respectively, and for the six months ended June 30, 2011 and 2010 amounted to $136,500 and $978,250, respectively.

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
JUNE 30, 2011

Reliance on Key Personnel and Consultants

The Company has only 4 full-time employees and 3 part-time employees.  Additionally, there are approximately 2 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of the President, the Chief Operating Officer and key consultants.  The loss of the President, Chief Operating Officer or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives and reset provisions related to certain Convertible Debentures and previously issued warrants.  These embedded derivatives include certain conversion features and reset provisions. On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of December 31, 2010 and June 30, 2011, there were no derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $665,111 and $1,281,789 for the three and six months ended June 30, 2011, respectively.  Additionally, the Company has negative working capital of $3,197,780 (current assets less current liabilities) as of June 30, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(257,309)	(251,054)
Total	$8,077	$14,332

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Accounts payable and accrued expenses	$1,544,494	$1,240,026
Accrued interest	436,419	318,366
Payroll and related accruals	588,774	399,099
Accrued liquidation damages	-	105,750
Total	$2,569,687	$2,063,241

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

In private placements of Convertible Notes as described in Note 9 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock.  Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  As of December 31, 2010, the Company accrued expenses for the potential liquidated damages of $105,750 as fund raising expense in the statement of operations during the year ended December 31, 2010.  The Company issued 1,762,500 common stock for liquidation damages on January 31, 2011per settlement agreement.

NOTE 6 — NOTES PAYABLE

As of June 30, 2011 and December 31, 2010, short term notes are as follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Bank loans	$281,250	$212,500
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	659,117	590,367
Less current portion	502,867	452,867
Long term portion (only bank loan)	$156,250	$137,500

Investor loans

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was being amortized over the term of the note and was fully amortized at maturity date.  This note is guaranteed by Mr. Burchetta, a Company director.  As of June 30, 2011, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  As of December 31, 2008, the note went into default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock. On August 27, 2010, the Company repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of June 30, 2011. As of June 30, 2011, this note has matured and is still outstanding and is in default at this time.

Bank loans

On March 11, 2011, the Company paid the $200,000 balance on the loan and received a new loan for $250,000 at a rate of 6.25% with monthly principal payments of $6,250 maturing October 31, 2013, guaranteed by Mr. Mooney.  The net proceeds on March 11, 2011 was $50,000.  The outstanding balance as of June 30, 2011 is $231,250.

On April 15, 2011, the Company borrowed an additional $50,000 at a rate of 6.25% due on July 1, 2011.  The loan is guaranteed by Mr. Mooney.  During July 2011, the Company repaid $25,000 on this loan.  The remaining $25,000 balance was extended to September 1, 2011.

NOTE 7 — NOTES PAYABLE, RELATED PARTIES

On January 14, 2011, an officer/shareholder loaned $6,000 to the Company with a due date of June 30, 2011.  The loan has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six months ended June 30, 2011, amortization expense was $2,220. During the six months ended June 30, 2011, the Company charged $331 to interest expense.

On April 14, 2011, a director/shareholder loaned $25,000 to the Company with a due date of July 31, 2011.  The loan has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $8,850, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six months ended June 30, 2011, amortization expense was $6,638. During the six months ended June 30, 2011, the Company charged $641 to interest expense.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

On April 15, 2011, a director/shareholder loaned $25,000 to the Company with a due date of July 31, 2011.  The note has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $8,850, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six months ended June 30, 2011, amortization expense was $6,638. During the six months ended June 30, 2011, the Company charged $633 to interest expense.

On May 27, 2011, a director/shareholder loaned $15,000 (of which $5,000 has been repaid) to the Company with a due date of September 30, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $5,610, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six months ended June 30, 2011, amortization expense was $1,403. During the six months ended June 30, 2011, the Company charged $173 to interest expense.

NOTE 8 — LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor.  Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity.  The Note was due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.  During the year ended December 31, 2010 and 2009, amortization was $0.  On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Interest expense accrued on this loan as of June 30, 2011 was $37,575.  As of June 30, 2011 and December 31, 2010, the outstanding balance on this loan was $151,000.  As a result of a financing completed in 2010, this line of credit may only be repaid upon the Company becoming profitable. During the six months ended June 30, 2011, the Company recorded $8,986 as interest expense.  The total interest due as of June 30, 2011 is $37,575.

NOTE 9 — LONG TERM CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Series A Convertible Notes, net of unamortized debt discount of $391,250 and $530,750, respectively	$445,750	$306,250
S Series B Convertible Notes, net of unamortized debt discount of $125,928 and $162,971, respectively	99,072	62,029
Series C convertible Notes, net of unamortized debt discount of $144,993 and $180,983, respectively	115,007	79,017
Series D Convertible Notes, net of unamortized debt discount of $8,844	16,156	-
Total	$675,985	$447,296

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six month periods ended June 30, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $139,500 and $326,190, respectively.  As of June 30, 2011, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.  A loss of $117,435 was recorded on the conversions in 2010.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Notes with an interest rate of 14%.  During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at December 31, 2010 and June 30, 2011.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Note carry a first lien security interest in all of the assets of the Company with the Series A notes above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $37,043 and $73,809, respectively.  The Series B Convertible Notes had a liquidated damages clause requiring a registration statement to be filed within 90 days of the last closing, or damages of 1% of shares for the next 90 days until filed are assessed.  The last closing occurred on April 22, 2010.  The initial 90 day period expired on July 21, 2010.  The damages accrued until October 19, 2010.  The value of these damages of $105,750 is accrued for the year ended December 31, 2010.  The 1,762,500 shares were issued on January 31, 2011 in settlement of the damages.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three year Series C Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company.  In addition, the investors received 2,566,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.  As a result of the delay in filing a registration statement on the private placement that triggered the “ratchet”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $35,990 and $2,378, respectively.

During the six months ended June 30, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2011, the Company recorded amortization of the debt discount relating to these notes of $1,427.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

Aggregate Maturity of Long-Term convertible notes if not converted as of June 30, 2011 are as follows:

Year	Amount
2011	$-
2012	509,500
2013	812,500
2014	25,000
Thereafter	-
Total	1,347,000
Less Debt Discount	671,015
$675,985

NOTE 10 - DERIVATIVE LIABILITY

As described in Note 7 and 9 above, the Company's derivative financial instruments consisted of embedded derivatives related to the short term Convertible Notes and embedded reset provisions contained within Convertible Notes and related issued warrants.  On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.

NOTE 11 — STOCKHOLDERS' EQUITY

On January 31, 2011, the Company issued 1,762,500 shares of common stock in settlement of liquidation damages incurring in connection with the issuance of convertible notes of $105,750 previously accrued at December 31, 2010.

During the six months ended June 30, 2011, the company sold 875,000 shares of stock for gross proceeds of $87,500.  The investors also received 1,750,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share.  The warrants are 50% “cashless” and 50% cash for their exercise and have a five year exercise period.

During the six months ended June 30, 2011, an investor exercised a warrant for 8,854 shares at a cost of $89.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 12 — WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.10	1,850,000	4.13	0.10	1,850,000	0.10
0.12	275,000	0.36	0.12	275,000	0.12
0.15	4,183,334	3.65	0.15	4,183,334	0.15
0.25	30,981,750	4.07	0.25	30,981,750	0.25
0.30	250,000	4.61	0.30	250,000	0.30
0.40	12,974,590	3.57	0.40	12,974,590	0.40
1.00	678,000	1.24	1.00	678,000	1.00
1.07	37,500	1.48	1.07	37,500	1.07
1.25	350,000	1.58	1.25	350,000	1.25
1.95	50,000	1.74	1.95	50,000	1.95
2.00	137,500	1.30	2.00	137,500	2.00
2.45	99,000	1.77	2.45	99,000	2.45
6.00	225,000	0.35	6.00	225,000	6.00
Total	52,091,674	3.79		52,091,674

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	17,118,888	$0.36
Issued	36,030,084	0.25
Exercised	(2,760,000)	0.00036
Canceled or expired	(981,777)	0.28
Outstanding at December 31, 2010	49,407,195	0.33
Issued	2,710,000	0.25
Exercised	(8,854)	(0.01)
Eexpired	(16,667)	(0.01)
Outstanding at June 30, 2011	52,091,674	$0.33

In conjunction with issuance of short term and convertible notes during 2011, the Company issued an aggregate of warrants to purchase an aggregate of 960,000 shares of common stock with an exercise prices from $0.25 to $0.30 per share expiring five years from the date of issuance.  The fair value of the warrants was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 264.66% to 285.61%; and Risk free rate: 1.71% to 2.39% and are amortized to operations as a debt discount over the term of the related notes.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

In conjunction with the sale of common stock during 2011, the Company issued an aggregate of warrants to purchase 1,750,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance.

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,000,000	5.84	$0.10	400,000	$0.10
0.13	500,000	6.26	0.13	500,000	0.13
0.70	75,000	4.19	0.70	75,000	0.70
1.84	25,000	4.17	1.84	25,000	1.84
5.00	3,000	0.34	5.00	3,000	5.00
Total	4,603,000	6.09		1,003,000

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	103,000	$1.10
Issued	4,500,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at June 30, 2011	4,603,000	$0.13

In the year 2010, the Board granted an aggregate of stock options to purchase 4,500,000 shares of common stock of the Company at an exercise prices from $0.10 to $0.13 with an exercise period of seven years to non-employees. The fair value of all non-employee options vesting in the six months ended June 30, 2011 and 2010 of $0 and $0, respectively, was charged to current period operations.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	6.94	$0.06	2,000,000	$0.06
0.15	250,000	2.63	0.15	250,000	0.15
0.17	4,500,000	6.02	0.17	4,500,000	0.17
0.19	1,000,000	5.36	0.19	1,000,000	0.19
0.20	250,000	2.06	0.20	250,000	0.20
0.22	175,000	6.00	0.22	175,000	0.22
0.80	350,000	3.82	0.80	350,000	0.80
1.00	350,000	4.29	1.00	350,000	1.00
1.25	634,500	1.59	1.25	634,500	1.25
1.40	350,000	4.20	1.40	350,000	1.40
1.50	842,500	1.10	1.50	842,500	1.50
1.63	20,000	4.21	1.63	20,000	1.63
1.84	10,000	4.17	1.84	10,000	1.84
4.75	203,000	3.07	4.75	203,000	4.75
5.00	2,262,934	4.04	5.00	2,262,934	5.00
10.00	20,000	2.49	10.00	20,000	10.00
Total	14,717,934	5.06		13,217,934

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	6,851,934	$5.89
Issued	5,175,000	0.14
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	12,026,934	1.50
Issued	3,500,000	0.06
Exercised	--	--
Expired	(809,000)	1.56
Outstanding at June 30, 2011	14,717,934	$1.15

The Board granted an aggregate of stock options to purchase 3,500,000 shares of common stock of the Company at an exercise price of $0.06 with an exercise periods from immediate to three years to the President and the new Chief Operating Officer.  The grant was valued using the Black-Scholes model and had a value of $210,000 and is ratably amortized over the vesting period to operations.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

Total stock-based compensation expense for the three months ended June 30, 2011 and 2010 amounted to $136,500 and $952,000, respectively, and for the six months ended June 30, 2011 and 2010 amounted to $136,500 and $978,250, respectively.

NOTE 13 -COMMITMENTS AND CONTINGENCIES

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

On October 26, 2009, a complaint was filed in the Supreme Court of the State of New York, County of Westchester against Debt Resolve seeking unpaid alarm fees related to the Company’s former office location in the amount of $6,796.  On July 6, 2010, the Company answered with various defenses including proper termination of services.

On May 5, 2010, a complaint was filed in the Superior Court of California, County of Orange against the Company for breach of contract, unjust enrichment and money had and received against Debt Resolve, Douglas Denhart and Stacie Hobson, the wife of Douglas Denhart.  The case stems from an uncompleted investment in the Company by a Mr. Jose Garay of Orange County, California, who wrote two checks on his law firm checking account of $125,000 each for an investment in Debt Resolve.  The suit alleges certain misconduct and fraud by Douglas Denhart, who was a finder of investors for the Company.  The Company filed a counter claim against Mr. Garay for intentionally writing non-sufficient fund checks to the Company and for the Company to be made whole on the investment.  The case is currently in discovery.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

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

As of June 30, 2011, the Company owes Mr. Burchetta an aggregate of $75,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer.  Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009.  Mr. Rainey stepped down as Interim CEO on April 12, 2010.  Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company.  Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors.  Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company.  Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors.  Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits.  Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.  Effective June 1, 2011, Mr. Rainey agreed to reduce his salary until December 31, 2011 to $125,000 for a grant of 1,500,000 stock options.  As of June 30, 2011, the Company owes $158,333 in salary under the agreement.

James G. Brakke

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.   Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.   Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.   Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17, the prior day’s closing price.  As of June 30, 2011, the Company owes $147,727 in salary under the agreement that has accrued according to the terms of the agreement.

Michael J. Cassella

On June 1, 2011, the Company entered into an employment agreement with Michael J. Cassella.  Mr. Cassella receives an annual salary of $150,000 to serve as the Company’s Chief Operating Officer.  Mr. Cassella is also eligible for standard employee benefits including medical and dental beginning September 1, 2011.  Mr. Cassella gets paid a commission of 4% of all new sales which he brings into the Company excluding the Company’s current clients and sales pipeline on his date of hire.  Mr. Cassella is eligible for a bonus of 7% on the amount of an investment for the referral of any investors to the Company.  Finally, Mr. Cassella is eligible for a bonus when the stock price reaches $0.50 and again at $1.00 when the shares trade at those levels for 20 consecutive trading days respectively.  Mr. Cassella’s contract is a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company.  The Company retained the right to terminate the contract on 30 days notice during the initial six months of the contract.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 6 and 7)  Also, certain directors and an officer made short-term loans discussed in Note 7.

NOTE 15 - FAIR VALUE MEASUREMENT

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

The Company had no assets or liabilities that are recorded at fair value on a recurring basis as of December 31, 2010 and June 30, 2011.

NOTE 16 — SUBSEQUENT EVENTS

On July 20, 2011, legal fees in the amount of $25,000 were converted to 250,000 shares of common stock in the name of the attorney.

Subsequent to June 30, 2011, 1,200,000 shares of the common stock of the Company were sold for $120,000 in gross proceeds to the Company.  The investors received 2,400,000 five year warrants to purchase the common stock of the Company with an exercise price of $0.25 with their investment.  The warrants are 50% “cashless” and 50% cash due for the exercise price.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Prior to January 19, 2007, we were a development stage company.  On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation ("First Performance"), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007.  First Performance was subsequently legally dissolved in 2009.  As a result of the acquistion, we are no longer considered a development stage entity.

Since completing initial product development in early 2004, our primary business has been providing software solutions to consumer lenders or those collecting on those loans, initially with DR Settle™, our patented Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  Later, we introduced our DR Prevent™ solution for early stage delinquent consumer debt and most recently our DR Collect™ solution targeted to collection agencies and collection law firms.   We have marketed our solutions primarily to consumer credit card issuers, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and now Asia.  We intend to market our service to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online.  We believe that consumers who incurred their debt over the Internet will be likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors' e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such earlier debt will result in higher settlement volumes, improving our clients' profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle this type of debt, and we make contact with these creditors in our normal course of business.

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

Our revenues to date have been insufficient to fund our operations.  We have financed our activities to date through our management's and board’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in six private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering.  In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives.  We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities.  Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks.  We provide detailed advice and hands-on assistance to clients to help them make the transition to our solutions.

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

For the six months ended June 30, 2011 and 2010, we had inadequate revenues and incurred net operating losses of $902,368 and $2,916,491 from operations, respectively.  Cash used in operating activities was $233,116 for the six months ended June 30, 2011.  Based upon projected operating expenses of approximately $85,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities or short term loans.  Our management is continuing their efforts to secure additional funds through debt and/or equity instruments.  We believe that we will be successful in obtaining additional financing; however, no assurance can be provided that we will be able to do so.   To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, we may be forced to seek bankruptcy protection from our creditors.  There can be no assurance that efforts to secure additional funding will be successful.  These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

Revenues totaled $32,968 and $30,466 for the three months ended June 30, 2011 and 2010, respectively.  We earned revenue during the three months ended June 30, 2011 and 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $304,596 for the three months ended June 30, 2011, as compared to $1,084,891 for the three months ended June 30, 2010, a decrease of $780,295.  Employee stock compensation expense decreased to $136,500 in the three months ended June 30, 2011 from $952,000 in the three months ended June 30, 2010, as there were fewer grants in 2011 than in 2010.  Salaries were $140,000 and $111,477 in the three months ended June 30, 2011 and 2010, respectively, as two employees were added after the 2010 quarter.  Employee benefits were $23,303 and $21,412 in the three months ended June 30, 2011 and 2010, respectively.   Employment taxes were $4,366 and $-0- during the three months ended June 30, 2011 and 2010, respectively, as most payrolls were net paid in 2011 and all  were net paid in 2010.

General and administrative expenses.  General and administrative expenses amounted to $177,199 for the three months ended June 30, 2011, as compared to $264,868 for the three months ended June 30, 2010, a decrease of $87,669.  Service fees were $45,493 and $76,283 for the three months ended June 30, 2011 and 2010, respectively.   Occupancy expense was $3,000 for each of the three months ended June 30, 2011 and 2010.  Telecommunications expense was $14,385 and $15,710 for the three months ended June 30, 2011 and 2010, respectively.  Accounting expenses decreased to $20,000 for the three months ended June 30, 2011 from $32,336 for the three months ended June 30, 2010 due decreases in the amount of tax costs.  Travel, marketing, insurance and legal expense were $230, $9,846, $28,941 and $52,899 in the three months ended June 30, 2011 compared with $5,297, $6,385, $31,926 and $90,768 in the three months ended June 30, 2010.  Miscellaneous general and administrative expenses were $2,403 and $3,163 for the three months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization expense.  For the three months ended June 30, 2011 and 2010, we recorded depreciation expense of $3,128 and $8,875, respectively.  Depreciation expense for the three months ended June 30, 2011 is lower due to the full depreciation of some assets after June 30, 2010.

Interest (expense).  We recorded interest expense of $69,783 for the three months ended June 30, 2011 compared to interest expense of $263,593 for the three months ended June 30, 2010.

Amortization of deferred debt discount.  Amortization expense of $123,373 and $207,590 was incurred for the three months ended June 30, 2011 and 2010, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased due to the less issuance of new notes in 2011.

Gain/(Loss) on derivative liability.  We recorded a gain on derivative liability of -$0- and $7,075,143 for the three months ended June 30, 2011 and 2010, respectively.  As of August 12, 2010, we eliminated all derivative liabilities.

Other expense.  During the three months ended June 30, 2011 and 2010, a $20,000 loss on settlement of payables and a $295,756 gain on settlement of payables were recorded, respectively.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

Revenues totaled $68,451 and $60,292 for the six months ended June 30, 2011 and 2010, respectively.  We earned revenue during the six months ended June 30, 2011 and 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $458,822 for the six months ended June 30, 2011, as compared to $1,222,237 for the six months ended June 30, 2010, a decrease of $763,415.  Employee stock compensation expense decreased to $136,500 in the six months ended June 30, 2011 from $978,250 in the six months ended June 30, 2010, as there were fewer grants of stock options in 2011.  Salaries were $272,500 and $195,227 in the six months ended June 30, 2011 and 2010, respectively, as two employees were added after the 2010 quarter.  Employee benefits were $45,025 and $42,716 in the six months ended June 30, 2011 and 2010, respectively.   Employment taxes were $4,366 and $6,042 during the six months ended June 30, 2011 and 2010, respectively, as most payrolls were net paid in 2011.

General and administrative expenses.  General and administrative expenses amounted to $505,742 for the six months ended June 30, 2011, as compared to $1,735,392 for the six months ended June 30, 2010, a decrease of $1,229,650.  Service fees were $110,380 and $1,275,957 for the six months ended June 30, 2011 and 2010, respectively, as no expenses on liability conversions and no stock or warrants issued for services in the six months ended June 30, 2011.  Stock compensation to consultants was -$0- and $83,400 for the six months ended June 30, 2011 and 2010, respectively, primarily due to an increase in consultants in 2010.  Occupancy expense was $6,000 for each of the six months ended June 30, 2011 and 2010.  Telecommunications expense was $28,725 and $29,012 for the six months ended June 30, 2011 and 2010, respectively.  Accounting expenses increased to $116,575 for the six months ended June 30, 2011 from $87,811 for the six months ended June 30, 2010 due increases in the amount of audit and tax costs.  Travel, marketing, insurance and legal expense were $5,031, $29,418, $57,863 and $139,202 in the six months ended June 30, 2011 compared with $19,937, $8,283, $44,752 and $173,638 in the six months ended June 30, 2010.  Miscellaneous general and administrative expenses were $12,549 and $6,602 for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization expense.  For the six months ended June 30, 2011 and 2010, we recorded depreciation expense of $6,256 and $19,154, respectively.  Depreciation expense for the six months ended June 30, 2011 is lower due to the full depreciation of some assets after June 30, 2010.

Interest (expense).  We recorded interest expense of $128,563 for the six months ended June 30, 2011 compared to interest expense of $334,672 for the six months ended June 30, 2010.  Interest expense decreased due to the conversion of certain convertible notes to stock.

Amortization of deferred debt discount.  Amortization expense of $230,858 and $597,114 was incurred for the six months ended June 30, 2011 and 2010, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased due to less issuance of new notes in 2011 and 2010 note conversions.

Gain/(Loss) on derivative liability.  We recorded a gain on derivative liability of -$0- and $5,812,472 for the six months ended June 30, 2011 and 2010, respectively.  As of August 12, 2010, we eliminated all derivative liabilities.

Other expense.  During the six months ended June 30, 2011 and 2010, a $20,000 loss on settlement of payables and a $308,237 gain on settlement of payables were recorded, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficiency in the amount of $3,197,780 from operations and cash and cash equivalents totaling $37,301.  We reported a net loss of $1,281,789 for the six months ended June 30, 2011.  Net cash used in operating activities was $233,116 for the six months ended June 30, 2011.  Cash flow provided by financing activities was $243,736 for the six months ended June 30, 2011.  As of December 31, 2010, we had a working capital deficiency in the amount of $2,535,325 and cash and cash equivalents totaling $26,681.  We incurred a net loss of $561,467 for the year ended December 31, 2010.  Net cash used in operating and investing activities for operations was $1,789,581 and $3,631, respectively for the year ended December 31, 2010.  Cash flow provided by financing activities for operations was $1,819,543 for the year ended December 31, 2010.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities and from short term loans.  Our management is continuing our efforts to secure additional funds through debt and/or equity instruments.  In August and September 2010, we closed a round of $1,600,000 on a private placement.  Since July 1, 2009, we have removed very substantial current liabilities from our balance sheet.  Management believes that it will be successful in obtaining additional financing and settling our liabilities; however, no assurance can be provided that we will be able to do so.  There is no assurance that these funds will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  In the alternative, we may have to seek protection from our creditors in bankruptcy.  There can be no assurance that efforts to raise adequate capital will be successful.  These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended June 30, 2011, unaffiliated investors loaned us an aggregate of $25,000 on three year Series D Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share.  The Note carry a second lien security interest with the Note series A, Band C.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share.

On January 14, 2011, an officer loaned us $6,000 on a five and a half month loan.  The officer received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On April 14, 2011, a director loaned $25,000 to the Company with a due date of July 31, 2011.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.

On April 15, 2011, a director loaned $25,000 to the Company with a due date of July 31, 2011.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.

On May 27, 2011, a director loaned $15,000 (of which repayments of $5,000 were made) to the Company with a due date of September 30, 2011.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.

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

Stock-based compensation

We account for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10").  Under the provisions of ASC 718-10, we are required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Total stock-based compensation expense for the three months ended June 30, 2011 and 2010 amounted to $136,500 and $952,000, respectively, and for the six months ended June 30, 2011 and 2010 amounted to $136,500 and $978,250, respectively.  As of June 30, 2011, we had -$0- of unrecognized compensation cost.

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

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2010, in the section labeled "Risk Factors."  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Internal Control over Financial Reporting

The Company's independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board.  The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Management believes that its unaudited condensed financial statements for the three and six months ended June 30, 2011 and 2010 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended June 30, 2011, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2009, ADT, a vendor, filed a complaint in the Supreme Court of the State of New York, County of Westchester against Debt Resolve seeking unpaid alarm fees related to the Company’s former office location in the amount of $6,796.  On July 6, 2010, the Company answered with various defenses including proper termination of services.

On May 5, 2010, a complaint was filed in the Superior Court of California, County of Orange against the Company for breach of contract, unjust enrichment and money had and received against Debt Resolve, Douglas Denhart and Stacie Hobson, the wife of Douglas Denhart.  The case stems from an uncompleted investment in the Company by a Mr. Jose Garay of Orange County, California, who wrote two checks on his law firm checking account of $125,000 each for an investment in Debt Resolve.  The suit alleges certain misconduct and fraud by Douglas Denhart, who was a finder of investors for the Company.  The Company filed a counter claim against Mr. Garay for intentionally writing non-sufficient fund checks to the Company and for the Company to be made whole on the investment.  The case is currently in discovery.

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

During the six months ended June 30, 2011, unaffiliated investors loaned us an aggregate of $25,000 on three year Series D Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share.  The Note carry a second lien security interest with the Note series A, Band C.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share.  The notes were recorded net of a deferred debt discount of $10,271, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.

During the six months ended June 30, 2011, unaffiliated investors bought common stock in an aggregate of $87,500.  In addition, the investors received 1,750,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share.  The warrants have a five year exercise period and are 50% “cashless” and 50% cash at exercise.

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

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the note.  During the three months ended March 31, 2011 and 2010, we recorded amortization of the debt discount related to this note of $0 and $0, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of June 30, 2011, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, we recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, we repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of June 30, 2011. As of June 30, 2011, this note has matured and is still outstanding and is in default at this time.

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Item 6. Exhibits and Filings on Form 8-K (incorporated by reference)

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications required by Rule 13(a)-14(b) and 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

Form 8-K dated June 1, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: August 19, 2011	By:	/s/ James G. Brakke
James G. Brakke Co-Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ David M. Rainey
David M. Rainey President and Chief Financial Officer (Principal financial and accounting officer)