Form 10-Q
period 2011-09-30
DEBT RESOLVE INC
filed 2011-11-21
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of November 18, 2011, 85,197,703 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$622	$26,681
Accounts receivable, net	16,105	21,237
Prepaid insurance and other	98,690	87,468
Total current assets	115,417	135,386

Fixed assets, net	4,949	14,332

Total assets	$120,366	$149,718

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$-	$3,603
Accounts payable and other accrued liabilities	2,761,137	2,063,241
Notes payable, current portion	502,867	452,867
Notes payable-related parties, less deferred debt discount of $7,682 as of September 30, 2011	78,318	-
Convertible Short-term notes, net of deferred debt discount of $88,345	141,655	-
Lines of credit, related parties	151,000	151,000
Total current liabilities	3,634,977	2,670,711

Long term debt:
Note payable, long term portion	87,500	137,500
Notes payable-related parties, less deferred debt discount of $12,262 as of December 31, 2010	-	7,318
Convertible long-term notes, net of deferred debt discount of $467,866 and $874,704 as of September 30, 2011 and December 31, 2010, respectively	629,134	439,978
Total liabilities	4,351,611	3,255,507

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 83,697,703 and 78,459,515 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively	83,698	78,460
Additional paid in capital	66,491,509	65,871,108
Accumulated deficit	(70,806,452)	(69,055,357)
Total stockholders' deficiency	(4,231,245)	(3,105,789)

Total liabilities and stockholders' deficiency	$120,366	$149,718

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

REVENUES:	$33,252	$32,487	$101,703	$92,779

Costs and expenses:
Payroll and related expenses	172,669	156,394	631,490	1,378,631
Selling, general and administrative expenses	141,303	740,531	647,045	2,475,923
Depreciation and amortization	3,127	4,967	9,383	24,121
Total costs and expenses	317,099	901,892	1,287,918	3,878,675

Net loss from operations	(283,847)	(869,405)	(1,186,215)	(3,785,896)

Other income (expense):
Interest expense	(69,704)	(113,892)	(198,267)	(448,564)
Amortization of debt discounts	(115,755)	(102,823)	(346,613)	(699,937)
Loss (gain) on change in fair value of derivative liability	-	(855,003)	-	4,957,469
Other income (expense):	-	28,335	(20,000)	336,572

Net (loss) income before provision for income taxes	(469,306)	(1,912,788)	(1,751,095)	359,644

Income tax (benefit)	-	-	-	-

Net (loss) income	$(469,306)	$(1,912,788)	$(1,751,095)	$359,644

Net (loss) income per common share (basic)-Note 2	$(0.01)	$(0.03)	$(0.02)	$0.01

Net (loss) per common share (fully diluted)-Note 2	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding, basic-Note 2	82,396,007	65,304,348	80,786,718	52,556,614

Weighted average number of common shares outstanding, fully diluted-Note 2	82,396,007	65,304,348	80,786,718	64,422,135

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FROM JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011
(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	-	$-	78,459,515	$78,460	$65,871,108	$(69,055,357)	$(3,105,789)
Common stock issued in settlement of registration rights liability	-	-	1,762,500	1,762	103,988	-	105,750
Sale of common stock	-	-	3,075,000	3,075	304,425	-	307,500
Common stock issued for services rendered	-	-	350,000	350	39,650	-	40,000
Common stock issued in connection with exercise of warrants	-	-	8,854	9	80	-	89
Common stock issued in connection with exercise of warrants cashlessly	-	-	41,834	42	(42)	-	-
Fair value of options issued to employees for services	-	-	-	-	136,500	-	136,500
Beneficial conversion feature related to convertible notes	-	-	-	-	35,800	-	35,800
Net loss	-	-	-	-	-	(1,751,095)	(1,751,095)
Balance, September 30, 2011	-	$-	83,697,703	$83,698	$66,491,509	$(70,806,452)	$(4,231,245)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)
	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,751,095)	$359,644

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,383	24,121
Amortization of debt discounts	346,613	699,937
Fair value of options issued for services	136,500	978,250
Fair value of warrants issued for services and expenses	-	755,278
Fair value of warrants issued in settlement of litigation	-	25,000
Interest expense in excess of beneficial conversion feature	-	201,063
Loss on debt conversion on extinguishment of debt	-	29,509
Shares issued for services rendered	40,000	822,940
Notes payable issued for services	-	20,000
Notes payable issued for extinguishment of debt	-	69,000
Gain in change in fair value of derivative liability	-	(4,957,469)
Changes in operating assets and liabilities:
Accounts receivable	5,132	(22,204)
Prepaid expenses	(11,222)	76,760
Accounts payable and accrued expenses	803,644	(382,232)
Net cash used in operating activities	(421,045)	(1,300,403)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(3,603)	(48,259)
Proceeds from sale of common stock	307,500	1,355,686
Proceeds from issuance of short term notes	100,000	165,370
Proceeds from issuance of short term notes-related party	71,000	-
Repayment of short term notes	(105,000)	(269,160)
Proceeds from long term notes	25,000	712,500
Proceeds from exercise of options and warrants	89	1,000
Net cash provided by financing activities	394,986	1,917,137

Net (decrease) increase in cash and cash equivalents	(26,059)	616,734
Cash and cash equivalents at beginning of period	26,681	-

Cash and cash equivalents at end of period	$622	$616,734

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$7,744	$6,509
Cash paid during period for taxes	$-	$-

Non-cash Investing and financing transactions:
Beneficial conversion feature transfer from derivative liability	$-	$966,522
Common stock issued for debt conversion	$-	$910,618
Note payable issued for accrued expenses	$-	$25,000
Common stock issued for accrued interest	$-	$153,494
Common stock issued in settlement of accrued liability	$105,750	$-
Beneficial conversion feature on convertible notes	$35,800	$105,098

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Basis of Presentation

The accompanying condensed financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 are unaudited.

These unaudited condensed financial statements have been prepared in accordance with the instructions to the Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2011.  The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

As of December 31, 2010, the Company has no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, were both dissolved on June 1, 2010.  First Performance Corp. was dissolved in 2008, and its subsidiary, First Performance Recovery Corp., was dissolved on August 1, 2009.

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

Credit Risk

The Company extends credit to large, mid-size and small companies for collection services.  The Company has a concentration of credit risk of 94% and 93% of the balance of accounts receivable from two clients at September 30, 2011 and at December 31, 2010, respectively.  At September 30, 2011, the two clients represented receivables of $10,105 (63%) and $5,000 (31%) individually.  As of September 30, 2011 and December 31, 2010, no allowance for doubtful accounts has been booked.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Company had two clients accounting for (45% and 47%; total of 92%) and (44% and 49%; total of 93% ) of total revenue for the three and nine months ended September 30, 2011, respectively, and had two clients accounting for (46% and 47%; total of 93%) and (45% and 47%; total of 97%) for the three and nine months ended September 30, 2010.

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

Net Income (loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  The recognition of shares issued upon the conversion of convertible debt, stock options and warrants have been included as common stock equivalents in the diluted loss per share for the nine month period ended September 30, 2010, however excluded for the three and nine months ended September 30, 2011 and three months ended September 30, 2010 because including would be anti-dilutive.  If not for the anti-dilutive effect of the net loss, fully diluted shares outstanding were 97,230,941 and 92,675,052 for the three and nine month periods ended September 30, 2011, respectively.

Fully diluted loss per share for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
Net income for the period	$359,644
Less:
Gain on change in derivative liability, net of discount	(4,257,532)
Net diluted loss	$(3,897,888)

Weighted average number of fully diluted common shares outstanding	64,422,135

Fully diluted loss per common share:	$(0.06)

Stock-based compensation

Total stock-based compensation expense for the nine months ended September 30, 2011 and 2010 amounted to $136,500 and $978,250, respectively.  There was no stock based compensation expense for the three months ended September 30, 2011 and 2010.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that the Company have experienced, the match was suspended for 2010 and 2011 and will only be re-instated when business conditions warrant.

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

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives and reset provisions related to certain Convertible Debentures and previously issued warrants.  These embedded derivatives include certain conversion features and reset provisions. On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of December 31, 2010 and September 30, 2011, there were no derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 –  GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $469,306 and $1,751,095 for the three and nine months ended September 30, 2011, respectively.  Additionally, the Company has negative working capital of $3,519,560 (current assets less current liabilities) as of September 30, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2011

The accompanying unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 –  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(260,437)	(251,054)
Total	$4,949	$14,332

NOTE 5 –  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Accounts payable and accrued expenses	$1,605,277	$1,240,026
Accrued interest	501,944	318,366
Payroll and related accruals, net of advance to employees	653,916	399,099
Accrued liquidation damages	-	105,750
Total	$2,761,137	$2,063,241

In private placements of Convertible Notes as described in Note 9 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock.  Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  As of December 31, 2010, the Company accrued expenses for the potential liquidated damages of $105,750 as fund raising expense in the statement of operations during the year ended December 31, 2010.  The Company issued 1,762,500 common stock for liquidation damages on January 31, 2011 per settlement agreement.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 6 –  NOTES PAYABLE

As of September 30, 2011 and December 31, 2010, short term notes are as follows:

	September 30, 2011	December 31, 2010
	(unaudited)
Bank loans	$212,500	$212,500
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	590,367	590,367
Less current portion	502,867	452,867
Long term portion (only bank loan)	$87,500	$137,500

Notes payable

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  This note is guaranteed by Mr. Burchetta, a Company director.  As of September 30, 2011, this note is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, the Company repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2011.  As of September 30, 2011, this note has matured and is still outstanding and is in default at this time.

 Bank loans

On March 11, 2011, the Company paid the $200,000 balance on the loan and received a new unsecured loan for $250,000 at a rate of 6.25% with monthly principal payments of $6,250 maturing October 31, 2013, guaranteed by Mr. Mooney.  The net proceeds on March 11, 2011 was $50,000.  The outstanding balance as of September 30, 2011 is $212,500.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On April 15, 2011, the Company borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on July 1, 2011.  The loan is guaranteed by Mr. Mooney.  During the nine months ended September 30, 2011, the Company repaid $50,000 on this loan, and it has been discharged.

NOTE 7 –  NOTES PAYABLE, RELATED PARTIES

As of September 30, 2011 and December 31, 2010, notes payable, related parties are as follows:

	September 30, 2011	December 31, 2010
	(unaudited)
Note payable dated January 14, 2011	$6,000	$-
Note payable dated April 14, 2011	25,000	-
Note payable dated April 15, 2011	25,000	-
Note payable dated May 27, 2011	10,000	-
Series A Convertible note, net of unamortized debt discount	12,318	-
Total	78,318	-
Less current portion	78,318	-
Long term portion	$-	$-

On January 14, 2011, an officer/shareholder loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011.  The loan has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine months ended September 30, 2011, amortization expense was $2,220. During the nine months ended September 30, 2011, the Company charged $512 to interest expense.

On April 14, 2011, a director/shareholder loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The loan has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $8,850, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine months ended September 30, 2011, amortization expense was $8,850. During the nine months ended September 30, 2011, the Company charged $1,397 to interest expense.

On April 15, 2011, a director/shareholder loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The note has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $8,850, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine months ended September 30, 2011, amortization expense was $8,850. During the nine months ended September 30, 2011, the Company charged $1,389 to interest expense.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On May 27, 2011, a director/shareholder loaned $15,000 (unsecured) (of which $5,000 has been repaid) to the Company with a due date of September 30, 2011.  The note has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $5,610, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine months ended September 30, 2011, amortization expense was $5,610. During the nine months ended September 30, 2011, the Company charged $427 to interest expense.

As described in Note 9 below, From June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was related party.  See note 9 for full description.

NOTE 8 –  LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor.  Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity.  The Note was due on November 24, 2009. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.   On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Interest expense accrued on this loan as of September 30, 2011 was $42,143.  As of September 30, 2011 and December 31, 2010, the outstanding balance on this loan was $151,000.  As a result of a financing completed in 2010, this line of credit may only be repaid upon the Company becoming profitable. During nine months ended September 30, 2011, the Company recorded $13,553 as interest expense.

NOTE 9 –  CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Series A Convertible Notes, net of unamortized debt discount of $313,818 and $518,068, respectively	$503,182	$298,932
S Series B Convertible Notes, net of unamortized debt discount of $107,406 and $162,971, respectively	117,594	62,029
Series C convertible Notes, net of unamortized debt discount of $126,998 and $180,983, respectively	133,002	79,017
Series D Convertible Notes, net of unamortized debt discount of $7,989	17,011	-
Total	770,789	439,978
L Less: Current portion	(141,655)	-
L Long term portion	$629,134	$439,978

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party) on three year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  In addition, the investors received 12,374,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,150,792, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine month periods ended September 30, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $209,250 and $395,274, respectively.  As of September 30, 2011, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $837,000.  A loss of $117,435 was recorded on the conversions in 2010.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three year Series B Convertible Notes with an interest rate of 14%.  During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at December 31, 2010 and September 30, 2011.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Note carry a first lien security interest in all of the assets of the Company with the Series A notes above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $275,000, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $55,565 and $95,951, respectively.  The Series B Convertible Notes had a liquidated damages clause requiring a registration statement to be filed within 90 days of the last closing, or damages of 1% of shares for the next 90 days until filed are assessed.  The last closing occurred on April 22, 2010.  The initial 90 day period expired on July 21, 2010.  The damages accrued until October 19, 2010.  The value of these damages of $105,750 is accrued for the year ended December 31, 2010.  The 1,762,500 shares were issued on January 31, 2011 in full settlement of the damages.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three year Series C Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company.  In addition, the investors received 2,566,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the private placement”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $53,985 and $17,291, respectively.

During the nine months ended September 30, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2011, the Company recorded amortization of the debt discount relating to these notes of $2,282.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Aggregate Maturity of Long-Term convertible notes if not converted as of September 30, 2011 are as follows:

Year	Amount
2011	$-
2012	509,500
2013	812,500
2014	25,000
Thereafter	-
Total	1,347,000
Less Related party (Note 7)	20,000
Less Debt Discount	556,211
$770,789

NOTE 10 – DERIVATIVE LIABILITY

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

NOTE 11 –  STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  As of September 30, 2011 and December 31, 2010, Nil is issued and outstanding.

Common stock

On January 31, 2011, the Company issued 1,762,500 shares of common stock in settlement of liquidation damages incurring in connection with the issuance of convertible notes of $105,750 previously accrued at December 31, 2010.

During the nine months ended September 30, 2011, the company sold 3,075,000 shares of stock for gross proceeds of $307,500.  The investors also received 6,150,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share.  The warrants are 50% “cashless” and 50% cash for their exercise and have a five year exercise period.

During the nine months ended September 30, 2011, a director/investor exercised a warrant for 8,854 shares at a cost of $89.

During the nine months ended September 30, 2011, investors exercised an aggregate of 78,400 warrants cashlessly in exchange for 41,834 shares of the Company's common stock.

During the nine months ended September 30, 2011, the Company issued 350,000 shares of its common stock in exchange for services of $40,000.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 –  WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,771,600	3.88	$0.10	1,771,600	$0.10
0.12	275,000	0.11	0.12	275,000	0.12
0.15	4,183,334	3.40	0.15	4,183,334	0.15
0.25	35,381,750	4.02	0.25	35,381,750	0.25
0.30	250,000	4.36	0.30	250,000	0.30
0.40	12,974,590	3.32	0.40	12,974,590	0.40
1.00	678,000	0.99	1.00	678,000	1.00
1.07	37,500	1.23	1.07	37,500	1.07
1.25	350,000	1.33	1.25	350,000	1.25
1.95	50,000	1.49	1.95	50,000	1.95
2.00	137,500	1.05	2.00	137,500	2.00
2.45	99,000	1.52	2.45	99,000	2.45
6.00	225,000	0.10	6.00	225,000	6.00
Total	56,413,274	3.64		56,413,274

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	17,118,888	$0.36
Issued	36,030,084	0.25
Exercised	(2,760,000)	0.00036
Canceled or expired	(981,777)	0.28
Outstanding at December 31, 2010	49,407,195	0.33
Issued	7,110,000	0.25
Exercised	(87,254)	(0.09)
Expired	(16,667)	(0.01)
Outstanding at September 30, 2011	56,413,274	$0.32

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In conjunction with the sale of common stock during 2011, the Company issued an aggregate of warrants to purchase 6,150,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance and are 50% cashless and 50% cash at exercise.

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,000,000	5.34	$0.10	400,000	$0.10
0.13	500,000	5.76	0.13	500,000	0.13
0.70	75,000	3.69	0.70	75,000	0.70
1.84	25,000	3.67	1.84	25,000	1.84
Total	4,600,000	5.35		1,000,000

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	103,000	$1.10
Issued	4,500,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	--	--
Exercised	--	--
Expired	(3,000)	(5.00)
Outstanding at September 30, 2011	4,600,000	$0.12

In the year 2010, the Board granted an aggregate of stock options to purchase 4,500,000 shares of common stock of the Company at an exercise prices from $0.10 to $0.13 with an exercise period of seven years to non-employees. The fair value of all non-employee options vesting in the nine months ended September 30, 2011 and 2010 of $0 and $0, respectively, was charged to current period operations.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	6.69	$0.06	2,000,000	0.06
0.15	250,000	2.38	0.15	250,000	0.15
0.17	4,500,000	5.77	0.17	4,500,000	0.17
0.19	1,000,000	5.12	0.19	1,000,000	0.19
0.20	250,000	1.81	0.20	250,000	0.20
0.22	175,000	5.75	0.22	175,000	0.22
0.80	350,000	3.57	0.80	350,000	0.80
1.00	350,000	4.04	1.00	350,000	1.00
1.25	634,500	1.34	1.25	634,500	1.25
1.40	350,000	3.95	1.40	350,000	1.40
1.50	366,500	1.38	1.50	366,500	1.50
1.63	20,000	3.96	1.63	20,000	1.63
1.84	10,000	3.92	1.84	10,000	1.84
4.75	203,000	6.74	4.75	203,000	4.75
5.00	2,082,934	3.79	5.00	2,082,934	5.00
10.00	20,000	2.24	10.00	20,000	10.00
Total	14,061,934	5.30		12,561,934

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	6,851,934	$5.89
Issued	5,175,000	0.14
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	12,026,934	1.50
Issued	3,500,000	0.06
Exercised	--	--
Expired	(1,465,000)	1.53
Outstanding at September 30, 2011	14,061,934	$0.805

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Total stock-based compensation expense for the three months ended September 30, 2011 and 2010 amounted to $Nil, and for the nine months ended September 30, 2011 and 2010 amounted to $136,500 and $978,250, respectively.

NOTE 13 –  COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2011, the Company owes Mr. Burchetta an aggregate of $105,000 under the consulting agreement.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

David M. Rainey

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer.  Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009.  Mr. Rainey stepped down as Interim CEO on April 12, 2010.  Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company.  Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors.  Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company.  Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors.  Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits.  Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.  Effective June 1, 2011, Mr. Rainey agreed to reduce his salary until December 31, 2011 to $125,000 for a grant of 1,500,000 stock options.  As of September 30, 2011, the Company owes $272,916 in salary under the agreement. The Company has given advance of $79,500 as of September 30, 2011.

James G. Brakke

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.   Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.   Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.   Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17.  As of September 30, 2011, the Company owes $177,727 in salary under the agreement that has accrued according to the terms of the agreement.

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

Each of the employment agreements with Mr. Burchetta, Mr. Brakke, Mr. Rainey and Mr. Cassella also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property.  In addition, Mr. Rainey's contract provides for a one year non-compete during the term of his severance. As of September 30, 2011, the Company owes $55,525 in salary under the agreement.  The Company has given an advance of $28,491 as of September 30, 2011.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 14 –  RELATED PARTY TRANSACTIONS

Certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 6 and 7).  Also, certain directors and an officer made short-term loans discussed in Note 7.

NOTE 15 –  SUBSEQUENT EVENTS

On October 7, 2011, the Company paid off its $212,500 loan with the bank and received a new loan for $237,500 for net proceeds to the Company of $25,000.  The new loan is paid at $6,250 per month beginning November 1, 2011 through December 1, 2014.  The interest rate remains fixed at 6.25%.

On October 20, 2011, an investor purchased 1,500,000 shares of common stock of the Company for proceeds of $150,000.  The investor also received 3,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 with a five year exercise period.  Of the 3,000,000 warrants, 1,500,000 have a “cashless” exercise provision.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Prior to January 19, 2007, we were a development stage company.  On January 19, 2007, we acquired all of the outstanding capital stock of First Performance Corporation, a Nevada corporation ("First Performance"), and its wholly-owned subsidiary, First Performance Recovery Corporation, pursuant to a Stock Purchase Agreement dated January 19, 2007.  First Performance was subsequently legally dissolved in 2009.  As a result of the acquisition, we are no longer considered a development stage entity.

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

In 2011, we adopted a business strategy of partnering with well known collection industry providers, including shop floor collection software providers, payment processors and other industry service vendors.  We believe that partnering with these established industry providers will accelerate our sales effort, as these partners market our solutions to their existing client bases.  We are integrating our solutions with their technology, and our partners are beginning their marketing efforts at this time.

Our revenues to date have been insufficient to fund our operations.  We have financed our activities through our management's and board’s contributions of cash, the forgiveness of royalty and consulting fees, the proceeds from sales of our common stock in private placement financings, the proceeds of our convertible promissory notes in seven private financings, short-term borrowings from previous investors or related parties and the proceeds from the sale of our common stock in our initial public offering.  In connection with our marketing and client support goals, we expect our operating expenses to grow as we employ additional technicians, sales people and client support representatives.  We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities.  Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks.  We provide detailed advice and hands-on assistance to clients to help them make the transition to our solutions.

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

For the three and nine months ended September 30, 2011, we had inadequate revenues and incurred net operating losses of $268,052 and $1,170,420 from operations, respectively.  Cash used in operating activities was $421,045 for the nine months ended September 30, 2011.  Based upon projected operating expenses of approximately $85,000 per month, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

Revenues totaled $33,252 and $32,487 for the three months ended September 30, 2011 and 2010, respectively.  We earned revenue during the three months ended September 30, 2011 and 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $172,669 for the three months ended September 30, 2011, as compared to $156,394 for the three months ended September 30, 2010, an increase of $16,275.  The increase resulted from the addition of our new Chief Operating Officer to our staff in 2011.  We did not have any employee stock compensation expense in the three months ended September 30, 2011 and in the three months ended September 30, 2010.  Salaries were $149,650 and $120,000 in the three months ended September 30, 2011 and 2010, respectively, as one employee was added after the 2010 quarter.  Employee benefits were $21,070 and $24,237 in the three months ended September 30, 2011 and 2010, respectively.   Employment taxes were $1,949 and $12,158 during the three months ended September 30, 2011 and 2010, respectively, as most payrolls were net paid in 2011 and more were gross paid in 2010.

General and administrative expenses.  General and administrative expenses amounted to $141,303 for the three months ended September 30, 2011, as compared to $740,531 for the three months ended September 30, 2010, a decrease of $599,228.  Service fees were $18,727 and $256,558 for the three months ended September 30, 2011 and 2010, respectively.  Stock compensation to consultants was $40,000 and $352,623 for the three months ended September 30, 2011 and 2010, respectively, primarily due to an increase in consultants in 2010 that we later stopped using.  Occupancy expense was $3,000 for each of the three months ended September 30, 2011 and 2010.  Telecommunications expense was $14,804 and $12,993 for the three months ended September 30, 2011 and 2010, respectively.  Accounting expenses decreased to $16,000 for the three months ended September 30, 2011 from $48,090 for the three months ended September 30, 2010 due to decreases in the use of outside accounting consultants.  Travel, marketing, insurance and legal expense were $5,629, $7,336, $22,991 and $11,318 in the three months ended September 30, 2011 compared with $11,271, $1,859, $29,936 and $15,710 in the three months ended September 30, 2010.  Miscellaneous general and administrative expenses were $1,076 and $8,066 for the three months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization expense.  For the three months ended September 30, 2011 and 2010, we recorded depreciation expense of $3,127 and $4,967, respectively.  Depreciation expense for the three months ended September 30, 2011 is lower due to the full depreciation of some assets after September 30, 2010.

Interest (expense).  We recorded interest expense of $69,704 for the three months ended September 30, 2011 compared to interest expense of $113,892 for the three months ended September 30, 2010.

Amortization of deferred debt discount.  Amortization expense of $115,755 and $102,823 was incurred for the three months ended September 30, 2011 and 2010, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense increased due to the issuance of new notes in 2011.

Gain/(Loss) on derivative liability.  We recorded a loss on derivative liability of -$0- and $855,003 for the three months ended September 30, 2011 and 2010, respectively.  As of August 12, 2010, we eliminated all derivative liabilities.

Other expense.  During the three months ended September 30, 2011 and 2010, $Nil and $28,335 of gain on settlement of payables was recorded, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

Revenues totaled $101,703 and $92,779 for the nine months ended September 30, 2011 and 2010, respectively.  We earned revenue during the nine months ended September 30, 2011 and 2010 from contingency fee income, based on a percent of debt collected, and flat monthly fees.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $631,491 for the nine months ended September 30, 2011, as compared to $1,378,631 for the nine months ended September 30, 2010, a decrease of $747,140.  Employee stock compensation expense decreased to $136,500 in the nine months ended September 30, 2011 from $978,250 in the nine  months ended September 30, 2010, as there were fewer grants of stock options in 2011.  Salaries were $422,150 and $315,227 in the nine months ended September 30, 2011 and 2010, respectively, as two employees were added after the 2010 quarter.  Commissions were $431 and $Nil in the nine months ended September 30, 2011 and 2010, respectively.  Employee benefits were $66,095 and $64,508 in the nine months ended September 30, 2011 and 2010, respectively.   Employment taxes were $6,315 and $20,644 during the nine months ended September 30, 2011 and 2010, respectively, as most payrolls were net paid in 2011.

General and administrative expenses.  General and administrative expenses amounted to $647,045 for the nine months ended September 30, 2011, as compared to $2,475,923 for the nine months ended September 30, 2010, a decrease of $1,828,878.  Service fees were $129,107 and $1,145,547 for the nine months ended September 30, 2011 and 2010, respectively, as no expenses on liability conversions and no stock or warrants issued for services in the nine months ended September 30, 2011.  Stock compensation to consultants was $40,000 and $822,940 for the nine months ended September 30, 2011 and 2010, respectively, primarily due to higher use of consultants in 2010.  Occupancy expense was $9,000 for each of the nine months ended September 30, 2011 and 2010.  Telecommunications expense was $43,528 and $42,005 for the nine months ended September 30, 2011 and 2010, respectively.  Accounting expenses decreased  to $132,575 for the nine months ended September 30, 2011 from $135,901 for the nine months ended September 30, 2010 due to decreases in the use of accounting consultants.  Travel, marketing, insurance and legal expense were $10,659, $36,754, $80,854 and $150,520 in the nine months ended  September 30, 2011 compared with $31,209, $10,142, $74,688 and $189,349 in the nine months ended September 30, 2010.  Miscellaneous general and administrative expenses were $14,048 and $15,092 for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization expense.  For the nine months ended September 30, 2011 and 2010, we recorded depreciation expense of $9,383 and $24,121, respectively.  Depreciation expense for the nine months ended September 30, 2011 is lower due to the full depreciation of some assets after September 30, 2010.

Interest (expense).  We recorded interest expense of $198,267 for the nine months ended September 30, 2011 compared to interest expense of $448,564 for the nine months ended September 30, 2010.  Interest expense decreased due to the conversion of certain convertible notes to stock.

Amortization of deferred debt discount.  Amortization expense of $346,613 and $699,937 was incurred for the nine months ended September 30, 2011 and 2010, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased due to less issuance of new notes in 2011 and 2010 and note conversions.

Gain/(Loss) on derivative liability.  We recorded a gain on derivative liability of -$0- and $4,957,469 for the nine months ended September 30, 2011 and 2010, respectively.  As of August 12, 2010, we eliminated all derivative liabilities.

Other expense.  During the nine months ended September 30, 2011 and 2010, a $20,000 loss on settlement of payables and a $336,572 gain on settlement of payables were recorded, respectively.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital deficiency in the amount of $3,519,560 and cash and cash equivalents totaling $622.  We reported a net loss of $1,751,095 for the nine months ended September 30, 2011.  Net cash used in operating activities was $421,045 for the nine months ended September 30, 2011.  Cash flow provided by financing activities was $394,986 for the nine months ended September 30, 2011.  As of December 31, 2010, we had a working capital deficiency in the amount of $2,535,325 and cash and cash equivalents totaling $26,681.  We incurred a net loss of $561,467 for the year ended December 31, 2010.  Net cash used in operating and investing activities was $1,789,581 and $3,631, respectively for the year ended December 31, 2010.  Cash flow provided by financing activities for operations was $1,819,543 for the year ended December 31, 2010.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

During the nine months ended September 30, 2011, unaffiliated investors loaned us an aggregate of $25,000 on three year Series D Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share.  The Notes carry a second lien security interest with the Note series A, B and C.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share.

On January 14, 2011, an officer loaned us $6,000 on a loan with an extended due date of December 31, 2011.  The officer received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On April 14, 2011, a director loaned $25,000 to the Company with an extended due date of December 31, 2011.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.

On April 15, 2011, a director loaned $25,000 to the Company with an extended due date of December 31, 2011.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.

On May 27, 2011, a director loaned $15,000 (of which repayments of $5,000 were made) to the Company with an extended due date of December 31, 2011.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise of $0.25 per share.  The warrant has a five year exercise period.

From June to September 2011, private investors purchased 3,075,000 shares of common stock for proceeds of $307,500.  In addition, the investors received 6,150,000 warrants to purchase our common stock at an exercise price of $0.25.  The warrants have a five year exercise period and are 50% “cashless” and 50% cash exercise.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  These estimates and assumptions are based on our management's judgment and available information and, consequently, actual results could be different from these estimates.

Stock-based compensation

We account for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10").  Under the provisions of ASC 718-10, we are required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Total stock-based compensation expense for the three months ended September 30, 2011 and 2010 amounted to $Nil and for the nine months ended September 30, 2011 and 2010 amounted to $136,500 and $978,250, respectively.  As of September 30, 2011, we had -$0- of unrecognized compensation cost.

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

Internal Control over Financial Reporting

The Company's independent registered public accounting firm has reported to our audit committee certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board.  The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer and outside accounting professionals.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Management believes that its unaudited condensed financial statements for the three and nine months ended September 30, 2011 and 2010 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended September 30, 2011, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2011, unaffiliated investors loaned us an aggregate of $25,000 on three year Series D Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share.  The Note carry a second lien security interest with the Note series A, Band C.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share.  The notes were recorded net of a deferred debt discount of $10,271, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.

During the nine months ended September 30, 2011, unaffiliated investors bought 3,075,000 shares of common stock in an aggregate of $307,500.  In addition, the investors received 6,150,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share.  The warrants have a five year exercise period and are 50% “cashless” and 50% cash at exercise.

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

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  The note was recorded net of a deferred debt discount of $51,600, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the note.  During the three months ended March 31, 2011 and 2010, we recorded amortization of the debt discount related to this note of $0 and $0, respectively.  This note is guaranteed by Mr. Burchetta, a Company director.  As of September 30, 2011, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  The note was recorded net of a deferred debt discount of $88,110, based on the relative fair value of the warrant.  The debt discount is being amortized over the term of the note.  During the year December 31, 2008, we recorded amortization of the debt discount related to this note with the discount being fully amortized at December 31, 2008 due to the note being in default.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, we repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2011. As of September 30, 2011, this note has matured and is still outstanding and is in default at this time.

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

Form 8-K dated September 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: November 21, 2011	By:	/s/ James G. Brakke
James G. Brakke
Co-Chairman and Chief Executive Officer
(Principal executive officer)

	By:	/s/ David M. Rainey
David M. Rainey
President and Chief Financial Officer
(Principal financial and accounting officer)