Form 10-K
period 2011-12-31
DEBT RESOLVE INC
filed 2012-04-16
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  1-33110

DEBT RESOLVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0889197
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

150 White Plains Road, Suite 108
Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Over-the-Counter Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $4,134,750, based on a closing price of $0.07 per share on June 30, 2011, as quoted on the OTC Bulletin Board.

As of April 13, 2012, 87,137,703 shares of the issuer’s Common Stock were issued and outstanding.

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

Overview

Debt Resolve, Inc. (“we,” “our,” “us,” the “Company” and similar phrases refer to Debt Resolve, Inc.) is a Delaware corporation formed on April 21, 1997.  We are a technology company that develops complete, integrated, web-based debt management solutions for consumer credit issuers, debt buyers, collection agencies, collection law firms, hospitals, doctor groups and utilities using patent-protected processes that cannot be replicated by our competitors.  Much as travel websites disrupted the travel industry, Debt Resolve aims to offer to creditors and debtors a 21st century solution to centuries-old debt negotiation and collection.  Internet tools disintermediated the travel industry, empowering consumers to purchase travel when, where and how they wanted for less than it cost at traditional travel agencies.  With our tagline "Resolved.  With Dignity.®", Debt Resolve will similarly empower the consumer to settle their delinquent debt when, where and how it suits them best while radically reducing creditors’ collection costs, increasing revenues per resolution, monetizing low balance debt that previously went lost, and reducing litigation exposure that has previously toppled large brick-and-mortar collection companies.

The DR Settle™ solution is our “double-blind” bidding system that works in real-time to resolve consumer obligations by taking offers from debtors and creditors and finding a resolution between the offers.  Protected by five U.S. patents valued at $13.3 million, the process is fully automated and does not require human intervention.  The core patent 6,330,551 has been upheld by the U.S. Court of Appeals for the Federal Circuit in Cybersettle, Inc. vs. National Arbitration Forum, Inc. [2007-1092].  The product’s infrastructure was built to accommodate significant scaling.  Debt Resolve also created an early stage delinquency solution, DR Prevent™ that is suited to internal bank collection operations.  The benefits of the Debt Resolve solutions versus traditional collection methods are lower cost, higher average collections per account and higher portfolio recovery rates.  In addition, our solutions help our clients keep satisfied customers, since our systems are much less intrusive than traditional collection techniques.  The newer DR Collect™ solution targeted specifically to collection agencies and law firms combines certain features of DR Settle and DR Prevent and automates the integration process for data for these smaller prospective clients.  Finally, we have launched www.iSettleNow.com, our generic label collection solution for debt buyers, collection agencies and collection law firms.  iSettleNow offers lower pricing because there is no customization for the client of the website to be used.

Our Debt Resolve solutions bring creditors or parties who service their credit and consumer debtors together to resolve defaulted consumer debt online through a series of steps.  The process is initiated when one of our creditor or servicer clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts.  The client then invites its consumer debtor to visit a client-branded website or our generic iSettleNow solution, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the delinquent or defaulted debt through one of our Debt Resolve solutions.  Through our hosted website, the debtor is allowed to make three or four offers, or select other options to bring current or settle the obligation.  If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the Debt Resolve payment gateway and deposited directly into the client’s account.  We never touch our client’s money.  The entire resolution process is accomplished online.

We completed development and commenced commercial use of our software solution in 2004.  We currently have a written contract in place with three banks, five collection agencies and one retailer.  Only two of these contracts are material to our current revenue stream, meaning that the client represents more than 10% of our revenue.  These contracts are found in the exhibits to this filing.

As of December 31, 2011, we have no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, were both legally revoked on June 1, 2010.  Another former subsidiary, First Performance Corporation, and its subsidiary, First Performance Recovery Corp., were legally revoked in 2009.

Corporate Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp.  In 2000, we filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission, or SEC, and became a reporting, non-trading public company.  Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations.  On February 24, 2003, James D. Burchetta and Charles S. Brofman, founders of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares.  We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris.  Our board of directors was then reconstituted, and we began our current business and product development.  On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and to increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares.  On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares.  On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to effect a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares.  On November 6, 2006, we completed an initial public offering which, in conjunction with the conversion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696.  On June 3, 2010, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 100,000,000 to 200,000,000 shares.  Subsequent common stock grants, option exercises, the acquisition of First Performance, warrant grants, conversions of notes, interest, payroll and accounts payable and private placements to accredited investors have brought us to our current number of outstanding shares of common stock.  Our principal executive offices are located at 150 White Plains Road, Suite 108, Tarrytown, New York 10591, and our telephone number is (914) 949-5500.  Our website is located at http://www.debtresolve.com.  Information contained in our website is not part of this report.

Our Strengths

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the original Debt Resolve system, we designed the system to be user-friendly and easily navigated.

We believe our Debt Resolve solutions have a number of key features that make them unique and valuable:

•
One solution utilizes a blind-bidding system for settling debt – This feature is the subject of patent protection and, to date has resulted in settlements and payments that average above the floor set by our clients.

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

•	By providing a web channel, total liquidation rates are increased in our clients’ portfolios.

The main advantages to consumer debtors in using our Debt Resolve solutions are:

•	A greater feeling of dignity and control over the debt collection process.

•	Confidentiality, security, ease-of-use and 24-hour access.

•	A less threatening experience than dealing directly with debt collectors.

Despite these advantages, neither we nor any other company has established a firm foothold in the market for online debt collection.  Effective utilization of our solutions will require a change in thinking on the part of the debt collection industry, and the market for online collection of defaulted consumer debt may never develop to the extent that we envision or that is required for our Internet solutions to become a viable, stand-alone business.  However, we intend to continuously enhance and extend our offerings and develop significant expertise in consumer behavior with respect to online debt payment to remain ahead of potential competitors.  We believe we have the following key competitive advantages:

•	To our knowledge, we were the first company to market an integrated set of Internet-based consumer debt collection tools.

•	As the first to market, we developed early expertise which we expect will allow us to keep our technology on the leading edge and develop related offerings and services to meet our clients’ needs.

•	The patent license to the Internet bidding process protects the DR Settle™’s key methodology and limits what future competitors may develop for the duration of the patents.

•	The industry reputation of our management team and the extensive consumer debt research we have conducted provide us with credibility with potential clients.

Our Business

Our Cloud-based Solutions

Our DR Settle™ solution brings creditors or servicers and consumer debtors together to resolve defaulted consumer debt through a series of steps.  The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts.  The client then invites its customer (the consumer debtor) to visit a client-branded website, developed and hosted by us, where the consumer debtor is presented with an opportunity to satisfy the defaulted debt through the hosted solution.  Through DR Settle, the consumer debtor is allowed to make three or four offers, or select other options, to resolve or settle the obligation.  If the consumer debtor makes an offer acceptable to our creditor client, payment can then be collected directly through our payment gateway and deposited directly into the client’s own designated account.  The entire resolution process is accomplished online.

Our DR Prevent™ solution brings creditors and consumer debtors together to bring newly delinquent accounts back to current status for our clients.  The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts.  The client then invites its customer (the consumer debtor) to visit a client-branded website, developed and hosted by us, where the consumer debtor is presented with an opportunity to satisfy the delinquent debt through the hosted solution.  Through DR Prevent, the consumer debtor is presented with a series of options that provide different ways for the consumer to bring the account back to current status.  If the consumer debtor makes an offer acceptable to our creditor client, payment can then be collected directly through our payment gateway and deposited directly into the client’s own account.  The entire resolution process is also accomplished online.

Our Debt Resolve solutions consist of DR Settle (for late stage debt settlement), DR Prevent (for early stage delinquencies) and DR Collect™, a solution customized to the unique needs of collection agencies and law firms.  In addition, these core solutions are augmented by administrative modules like DR Pay™ for online payments, DR Control™ for system administration, and DR Mail™ as our secure e-mail methodology.

In 2011, we launched our own branded debt resolution site called iSettleNow.com.  Debt buyers, collection agencies and collection law firms can use this site instead of a private branded one at a lower cost, since no customization of the solution is required by us for each new client.  iSettleNow provides a robust but more basic tool for the collection of defaulted consumer debt.

We believe that our solutions can be highly effective collections tools at all stages and with all asset classes.  The means by which collections have traditionally been pursued, by phone and mail, are, we believe, perceived by debtors as intrusive and intimidating.  In addition, the general trend in the collections industry is moving towards outsourcing of collections efforts to third parties.

Our Debt Resolve solutions offer significant benefits to our creditor clients:

•	Enabling them to reduce the cost of collecting delinquent or defaulted consumer debt,

•	Minimizing the need for collectors on the phone,

•	Updating consumer debtor contact and other information,

•	Achieving real time settlements or curing delinquencies with consumer debtors,

•	Adding a new and cost-effective communication / customer contact channel,

•	Appealing to new segments of debtors who do not respond to traditional collection techniques,

•	Easily implementing and testing different collection strategies to potentially increase current rates of return on delinquent and defaulted consumer debt,

•	Improving compliance with applicable federal and state debt collection laws and regulations through the use of a controlled script, and

•	Preserving and enhancing their brand name by providing a positive tool for communicating with consumers.

Our Integrated Voice Response Solutions

In March 2011, we announced that we have begun development of Integrated Voice Response (IVR) versions of our DR Settle and DR Prevent solutions.  These solutions will be targeted to both the issuer and servicer markets.  We have begun initial work on these solutions but will fully develop them in the future based on actual client demand.

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $2.5 trillion in December 2011, a compound annual growth rate of approximately 7.4% for the period.  In parallel, the accounts receivables management (ARM) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collections industry trends:

•
Profit margins are stagnating or declining due to the fixed costs of collections.  In addition, the worsening economy means more delinquencies to collect but a higher inability on the part of debtors to pay.  Thus, costs increase to generate the same level of revenue.  The ACA International’s 2011 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

•	Small to mid-size agencies will need to offer competitive pricing and more services to compete with larger agencies, as well as focus on niche areas that require specialized expertise.

•	Off-shoring has been used by both creditors and third-party collectors, but their results were less than expected due to cultural differences.

•	Debt buyers may start collecting more debt themselves while agencies may start buying more debt, creating more competitiveness within the ARM industry.

The collections industry has always been driven by letters and agent calls to debtors.  In the early 1990’s dialer technology created an improvement in calling efficiency.  However, it was not until the early 2000’s that any new technologies were introduced.  These new technologies include analytics, interactive voice response systems and Internet-based collections.  Of these, interactive voice response systems and Internet-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement, while analytics focuses agent time on the accounts with the highest potential to collect.  We are expanding our offerings to include voice response as well as internet-based tools.

 Our Business Growth Strategy

Our goal is to become a significant player in the ARM industry by making our Debt Resolve solutions key collection tools at all stages of delinquency across all categories of consumer debt.  The key elements of our business growth strategy are to:

•
Accelerate our marketing efforts and extend target markets for the Internet product.  Initially, we marketed our DR Settle system to credit issuers, their collection agencies and collection law firms and the buyers of their defaulted debt in the United States and the United Kingdom.  We also entered the auto collections vertical in 2007 with the addition of several clients in this area.  In 2010 we implemented our first client in the retail sector.  As of December 31, 2011, we were actively targeting new market segments like healthcare companies, and new geographic markets, like Asia and other international markets.  Other markets in the United States may include student loan debt, utilities, Internet/payday lending and other low balance debt.

•
Form strategic industry partnerships.  In 2011, we changed the principal thrust of our sales and marketing efforts from direct sales to forming partnerships with large, well established collection industry players.  The partners would then market our solutions to their existing client base and thereby significantly accelerate our revenue growth.  During 2011, we formed eight partnerships representing over 1,000 potential end user clients.  We signed our first partnership related client in July 2011 and completed implementation through a direct system-to-system integration in November 2011.  In 2012 to date, we have signed up seven new clients through these partners.

•
Expand our service offerings.  We may decide to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services.  We are now working with partners to provide one-stop shopping to our clients for a broad array of collection related services, including payment processing, analytics and collection floor software and other technology.  For example, we have just formed a partnership to develop integrated voice response versions of our solutions DR Settle and DR Prevent.

•
Grow our client base.  As discussed above, we are growing our client base principally through the new partnerships created in 2011.  We also attend major industry events like trade shows.  With our suite of online products, we believe we can expand our client base by offering a broader range of services with our partners.  We believe that our clients can benefit from our patented, cost-effective technology and other partner services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

•
Increase adoption rates.  Our clients typically pay us either flat monthly fees that vary by number of accounts loaded or a percentage of the monthly recoveries collected using our solutions.  Using our proprietary technology and our marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

•
Provide additional products and services to our installed client base.  We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances.  Some of these services include mailing services, analytics, tracing technology, collection floor software or voice driven technology.

•
Maintain and leverage technological leadership.  Our technology and integration expertise has enabled us to be among the first to introduce an online method for the resolution of consumer debt, and we believe we pioneered the online collection technology space.  We believe the scope and speed of integration of our technology-based services gives us a competitive advantage and with our efforts on continued research and development, we intend to continue to maintain our technological leadership.  We implement our typical client in thirty days or less.  Also, during 2011, we completed three major enhancements to our solutions included true multiple account functionality, the ability for a consumer user to go back to previous screens and the iSettleNow proprietary solution.

•
Facilitate and leverage growth.  We believe our growth will be facilitated by the fact that we have already established “proof of concept” of our system with our initial national and international clients.  Our client statistics show that clients can collect more money at a lower cost than the traditional collection methods of phone and mail alone.  In addition, the increasing level of consumer debt both in the United States and internationally and the significant level of charge-offs by consumer debt originators is driving clients to take new technologies more seriously.  Finally, recent major changes in consumer bankruptcy laws have impacted our markets.  The Bankruptcy Abuse Prevention and Consumer Protection Act, which became effective in October 2005, significantly limits the availability of relief under Chapter 7 of the U.S. Bankruptcy Code, where consumer debts can be discharged without any effort at repayment.  Under this new law, consumer debtors with some ability to repay their debts are either barred from bankruptcy relief or forced into repayment plans under Chapter 13 of the U.S. Bankruptcy Code.  In addition, this law imposes mandatory budget and credit counseling as a precondition to filing bankruptcy.  We expect that these more stringent requirements will make bankruptcy a much less attractive option for most consumer debtors to resolve outstanding debt and will increase the pool of accounts suitable for our Debt Resolve solutions and potentially lead more creditors to utilize our system.

Sales and Marketing

Our current sales efforts are focused on United States consumer credit issuers, collection agencies and collection law firms, the buyers of defaulted consumer debt and healthcare entities.  Our primary targets are the major companies in each of these segments: credit card issuers, banks, auto loan originators, telecoms, and utilities as well as the most significant outside collection agencies or collection law firms, purchasers of charged-off debt, retailers, hospitals and large provider groups.

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business, thereby improving margins over time.  It is our intention to base pricing on the value gained by clients rather than on our direct costs.  In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer our Debt Resolve solutions to a majority of their target debtors as a preferred or alternate channel.  A key part of our sales strategy is to build a proof-of-concept by sub-market.  This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire.  These results form the basis for the business case and are key to closing sales by providing a clear expected return on investment to prospective clients.  Results will come from existing clients, new partnerships and from our current business partners or contacts.  Much of this ROI data was developed during 2011, and significantly enhanced marketing materials were created to focus on the clear economic benefits of using our solutions.

Our marketing efforts will focus on strengthening our image versus that of our competition, providing new industry leading technologies, refining our message by market, and re-introducing our company as a financially-sound, growing enterprise.  As revenue begins to increase during 2012, this revenue growth will provide further evidence of the success and viability of our solutions.

Technology License and Proprietary Technology

At the core of our DR Settle solution is a patent-protected bidding methodology co-invented by James D. Burchetta and Charles S. Brofman, the co-founders of our company.  We originally entered into a license agreement in February 2003 with Messrs. Burchetta and Brofman for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551, issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide.  This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds.  Four subsequent patents have been issued and form a five patent “cluster” underpinning our license agreement.  In June 2005, we amended and restated the license agreement in its entirety.  The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types.  The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions.  In lieu of cash royalty fees, Messrs. Burchetta and Brofman have agreed to accept stock options to purchase shares of our common stock, which were granted as follows:

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

Technology and Service Providers

We outsource our web hosting to Cervalis LLC, a Tier 1 data center providing our security in a SSAE 16 and PCI certified environment.  The Cervalis hosting facility is located in Wappingers Falls, New York.  We use our own servers in Cervalis’ environment to operate our proprietary software developed in our Tarrytown, New York corporate office.

Competition

Internet-based technology was introduced to the collections industry in 2004 and has many participants at this time.  The original three were us, Apollo Enterprise Solutions, LLC and Online Resources Corp.

Apollo Enterprise Solutions, LLC is a private company with venture backing.  Apollo has a mixed team of employees/consultants who are located at their facility in Irvine, CA or are geographically dispersed.  Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom, as well as healthcare providers.  We believe Apollo spent more than their competitors on advertising and trade show sponsorships.  Their sales strategy has been to be the lowest-cost provider.  In terms of product positioning, Apollo emphasizes their technology – especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy.  Overall, Apollo had a feature set similar to our DR Settle solution – including the rules engine – and appeared to replicate our proprietary blind bidding system.  In January 2007, we filed a patent infringement law suit against Apollo.  On November 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit.  The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents:  Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method.  The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights.  Apollo has very long implementation periods with its clients but has been through a restructuring in 2010.  As a private company, they are not required to disclose their sales and profitability levels.

Online Resources Corp. is an established, publicly-traded company whose primary businesses are online banking and online payments.  Their online collections product was built by Incurrent Solutions, Inc., a company that Online Resources acquired in late 2004.  Incurrent had a small base of credit card issuers as clients of their self-service website product line.  Their online collections product has been initially sold to large U.S. card issuers (top 25) but Online Resources has begun sales efforts to agencies.  Online Resources has documented results from a top card issuer, but their product is not as complete as either Apollo’s or ours.  However, their partnering with Intelligent Results to provide rules engine technology shows that Online Resources is addressing product deficiencies.  From a sales and marketing perspective, they have benefited from being a stable, relatively large-sized company.  Online Resources has been able to reap some advantages from the integration of online bill payment capabilities with their online collections.

 Our Debt Resolve solutions have client tools that make setting up treatment programs as flexible as those offered by Apollo and Online Resources, but we believe are especially easy for our clients to use.  Implementation time is typically a 30-day maximum, and we have a track record that supports this claim.  Our solutions do not have an in-house payment processing system.  Instead, we partner with major payment processing providers to offer competitive rates on this service.  Many potential clients already have a processing system, and we can provide an interface to that system.  In addition, although Apollo plays up its ability to handle real-time credit scores as a key differentiator, we have not found any evidence that this is a requirement in the industry.  However, we believe that matching that feature, if it becomes an issue, is a fairly straightforward process.

There are many new competitors entering the online collections market at this time.  We are very closely monitoring their functionality to prevent an infringement of our patented settlement engine.  Several cease and desist letters have been sent in 2011 to potential infringers to stop using technology that appears to use our protected process, and we will vigorously enforce our rights to protect our technology.

Government Regulation

We believe that our Internet technology business is not subject to any regulations by governmental agencies other than those routinely imposed on corporate and Internet-based businesses.  We believe it is unlikely that state or foreign regulators would take the position that our solutions effectively constitute the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies, as we have no client funds in our custody at any time.  We simply provide a software suite that our clients use to conduct their business.

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

Also, as we move into the healthcare space, our healthcare clients must require us to include in their contracts with us that we meet the data protection provisions of the Health Insurance Portability and Accountability Act.  This law is designed to ensure that patient care data is not personally identifiable in the event of a breach of our solutions.  Again, this type of information is very susceptible to misuse in the commission of identity theft.  We believe we have adequate policies and procedures in place to protect this information; however, if we experience a data security breach that results in any penetration of our network security or other misappropriation of consumers’ personal information, or if we have an inadequate data security program in place, our healthcare clients may also consider us to be in breach of our agreements with them, and we may be subject to litigation.

The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business.  Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement.  This legislation could expose us to substantial liability or require us to incur significant expenses in complying with any new regulations.  Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our services.  A number of proposals have been made at the federal, state and local level and in foreign countries that would impose additional taxes on the sale of goods and services over the Internet.  Such proposals, if adopted, could adversely affect us.  Moreover, the applicability to the Internet of existing laws governing issues such as personal privacy is uncertain.  We may be subject to claims that our services violate such laws.  Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could adversely affect our business.  Finally, in foreign countries certain restrictions on the use of the internet for certain activities are restricted or prohibited.

We have pursued partnering prospects for our Debt Resolve solutions in the United Kingdom and Europe.  Since we would host client account data on our system, we would be subject to European data protection law that derives from the Data Protection Directive (Directive 95/46/EC) of the European Commission, which has been implemented in the United Kingdom under the Data Protection Act 1998.  Under the Data Protection Act, we are categorized as a “data processor.”  As a data processor, we are required to agree to take steps, including technical and organizational security measures, to ensure that personal data which may identify a living individual that may be passed to our Debt Resolve solutions by our creditor clients in the course of our business is protected.  In addition, the Consumer Credit Act of 1974 of the United Kingdom and various regulations made under it governs the consumer finance market in the United Kingdom and provides that our creditor clients must hold a license to carry on a consumer credit business.  Under the Consumer Credit Act, all activities conducted through our solutions must be by, and in the name of, the creditor client.  We cannot predict how foreign laws will impact our ability to expand our business internationally or affect the cost of such expansion.  We will evaluate applicable foreign laws as our efforts to expand our business into other foreign jurisdictions warrant.

Employees

As of the date of this report, we have four full-time employees and two contractors.  Our employees are based at our corporate headquarters in Tarrytown, New York or are home-based sales executives.  None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

For the years ended December 31, 2011 and 2010, we had inadequate revenues and incurred net losses of $2,121,574 and $561,467, respectively.  Cash used in operating activities for operations was $632,335 and $1,789,231 for the years ended December 31, 2011 and 2010, respectively.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  Generally Accepted Accounting Principles require that the auditors include this going concern statement where we do not have at least twelve months of operating capital on our balance sheet.  This statement has been included on our financial statements since our inception.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $637,500 in stock purchases or a total of $2,384,500.  In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $275,000 is still outstanding as of December 31, 2011.  Finally, board members and management have loaned us $220,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

We have successfully raised capital for our day-to-day operations since our inception in January 2003; however, no assurance can be provided that we will continue to be able to do so.  There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  At any time until substantial capital is raised, there is also a significant risk of bankruptcy.  There can be no assurance that any plan to raise additional funding will be successful.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                Subsequent to December 31, 2011, we have secured additional financing from four parties in the aggregate amount of $155,000.

We have a limited operating history on which to evaluate our potential for executing our business strategy.  This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

We began our Internet technology operations in 2003; therefore your evaluation of our business and prospects will be based on the limited operating history of this business.  Consequently, our historical results of operations may not give an accurate indication of our future results of operations or prospects.  You must consider our business and prospects in light of the risks and difficulties we will encounter in a relatively new and rapidly evolving market.  We may not be able to address these risks and difficulties, which makes it difficult to evaluate our future prospects and the viability of our business.

We have experienced significant and continuing losses from operations.  In fiscal years 2010 and 2011, we have incurred net losses for these two years of $2,121,574 and $561,467, respectively.  If such losses continue, we may not be able to continue our operations.

We incurred a net loss of $2,121,574 for the year ended December 31, 2011 and $561,467 for the year ended December 31, 2010.  From February 2003 to date, our operations have been funded almost entirely through the proceeds that we have received from the issuance of our common stock in private placements, the issuance of our 7% convertible promissory notes in two private financings in 2005, the issuance of convertible and non-convertible notes in a private financing in June 2006, the issuance of our common stock at our initial public offering, from a private financing in 2007 and 2010 and various individual private placements and shareholder loans in 2007 - 2011.  A specific discussion of our funding sources since January 2009 is included in the first risk factor above.  If we continue to experience losses, we may not be able to continue our operations or may have to declare bankruptcy.

If we are unable to retain current clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our solutions or successfully promote access to the solutions, we will not be able to generate revenues or continue our business.

We expect that our revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online Debt Resolve solutions, from a flat fee per settlement or from recurring monthly fees for the use of our system, potentially coupled with success or other transaction fees.  We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies or collection law firms and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers.  We cannot be sure that we will be able to retain our existing, and enter into new, relationships with creditor clients in the future.  In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms.  Finally, we cannot control the number of accounts that our clients will submit on our system, how successfully they will promote access to the website, or whether the use of our solutions will result in any increase in recovery over traditional collection methods.  If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our business.

We may be unable to meet our future liquidity requirements due to ongoing losses.

We depend on both internal and external sources of financing to fund our operations as discussed in the first risk factor above.  Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to operate our business or cause us to seek bankruptcy protection from our creditors.

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

We believe that building brand awareness of our solutions and marketing our services in order to grow our client base and generate revenues is crucial to the viability of our business.  Furthermore, we believe that building brand awareness will ultimately be a key differentiating factor among providers of online services, and given this, we believe that brand awareness will become increasingly important as competition has increased substantially in our target markets.  In order to increase brand awareness, we must devote significant time and resources in our marketing efforts, provide high-quality client support and increase the number of creditors and consumers using our services.  While we may maintain a “Powered by Debt Resolve” logo on each screen that consumer’s view when they log on to our solutions, this logo may be inadequate to build brand awareness among consumers.  If initial clients do not perceive our services to be of high quality, the value of our brand could be diluted, which could decrease the attractiveness of our services to creditors and consumers.  If we fail to promote and maintain our brand, our ability to generate revenues could be negatively affected.  Moreover, if we incur significant expenses in promoting our brand and are unable to generate a corresponding increase in revenue as a result of our branding efforts, our operating results would be negatively impacted.

Currently, we are targeting our marketing efforts towards the collection and settlement of overdue or defaulted consumer debt accounts generated primarily in the United States.  To grow our business, we will have to achieve market penetration in this segment and expand our service offerings and client base to include other segments and international creditor clients.  We have unsuccessful previous experience marketing our services and may not be able to implement our sales and marketing initiatives.  We may be unable to hire, retain, integrate and motivate sales and marketing personnel.  Any new sales and marketing personnel may also require a substantial period of time to become effective.  There can be no assurance that our marketing efforts will result in our obtaining new creditor clients or that we will be able to grow the base of creditors and consumers who use our services.

We also lost considerable marketing exposure while we restructured our balance sheet with limited resources by discharging certain notes, interest and payables by stock or settlement at a reduced value in 2009 and 2010.  We are working to regain the market awareness that we had prior to the period where we were less active and visible.  There can be no assurance that we can rebuild the original perception that we were the original company and leader in the industry for web collections technology.  We are again attending trade shows and doing limited appropriate advertising, but it takes substantial time and effort to rebuild our brand, and there is no assurance that we will be successful.  The ultimate validation of our market position will be our ability to generate significant revenue from our solutions.

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

Finally, protection of our intellectual property through legal means is very expensive.  Our efforts to protect our intellectual property will consume capital that would otherwise go to sales, marketing and operations and may negatively impact our financial performance in the short term.  We believe that it is critical to our long term success to allocate resources to these activities from time to time.

In the future, we may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and which could limit our ability to use certain technologies in the future and thereby result in loss of clients and revenue.

Litigation regarding intellectual property rights is common in the Internet and technology industries.  We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps.  Under our license agreement, we have the right and obligation to control and defend against third-party infringement claims against us with respect to the patent rights that we license.  Any claims relating to our services or intellectual property could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing products and services or require us to enter into royalty or licensing agreements.  Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services or intellectual property rights do not infringe the intellectual property rights of third parties.  A successful claim of infringement against us and our failure or inability to license the infringed or similar technology or content could prevent us from continuing our business.  Conversely, a very expensive effort to protect our rights even if successful may negatively impact our ability to operate by draining our cash resources from us.

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

We do not hold patents on our consumer debt-related product, but rather license technology for our DR Settle solution from James D. Burchetta and Charles S. Brofman, the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into DR Settle as a key component.  This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of Messrs. Burchetta and Brofman.  The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of Messrs. Burchetta and Brofman.  Our interests with respect to such pleadings and settlements may be at odds with those of Messrs. Burchetta and Brofman.

As of December 2011, Messrs. Burchetta and Brofman own approximately 13% of our outstanding shares of common stock.  They controlled or exerted significant influence over our company from 2003 until 2009.  In 2009, Messrs. Burchetta and Brofman stopped active involvement with us.  Mr. Burchetta is still our non-executive Chairman of our Board.  Under the terms of our license agreement, Messrs. Burchetta and Brofman will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us.  They will not be entitled receive any stock options for other debt collection activities such as off-line settlements.  The license agreement may present Messrs. Burchetta and Brofman with conflicts of interest.

If we cannot compete against competitors that enter our market, demand for our services will be limited, which would likely result in our inability to continue our business.

We are aware of several companies that have software offerings that are competitive with our solutions and which compete with us for market share.  Two early competitors, Incurrent Solutions, Inc., a division of Online Resources Corp. and Apollo Enterprises Solutions, LLC announced an online collection offering in fall 2004.  Additional competitors have emerged in the online defaulted consumer debt market.  These and other possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the banking or collection industries than we currently have.  In the future, we may not have the resources or ability to compete.  As there are few significant barriers for entry to new providers of defaulted consumer debt services, there can be no assurance that additional competitors with greater resources than ours will not enter our market.  Moreover, there can be no assurance that our existing or potential creditor clients will continue to use our services on an increasing basis, or at all.  If we are unable to develop and expand our business or adapt to changing market needs as well as our competitors are able to do, now or in the future, we may not be able to continue our business.

We are dependent upon maintaining and expanding our computer and communications systems.  Failure to do so could result in interruptions and failures of our services.  This could have an adverse effect on our operations which would make our services less attractive to consumers, and therefore subject us to a loss of revenue as a result of a possible loss of creditor clients.

Our ability to provide high-quality client support largely depends on the efficient and uninterrupted operation of our computer and communications systems to accommodate our creditor clients and the consumers who use our system.  In the terms and conditions of our standard form of licensing agreement with our clients, we agree to make commercially reasonable efforts to maintain uninterrupted operation of our solutions 99.99% of the time, except for scheduled system maintenance.  In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand our offerings.

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

Our disaster recovery plan may not be adequate and our business interruption insurance may not adequately compensate us for losses that could occur as a result of a network-related business interruption.  The occurrence of a natural disaster or unanticipated problems at our facilities or those of our service providers could cause interruptions or delays in use of our solutions and loss of data.  Additionally, we rely on third parties to facilitate network transmissions and telecommunications.  We cannot assure you that these transmissions and telecommunications will remain either reliable or secure.  Any transmission or telecommunications problems, including computer viruses and other cyber attacks and simultaneous failure of our information systems and their backup systems, particularly if those problems persist or recur frequently, could result in lost business from creditor clients and consumers.  Network failures of any sort could seriously affect our client relations, potentially causing clients to cancel or not renew contracts with us.

Furthermore, our business depends heavily on services provided by various local and long-distance telephone companies.  A significant increase in telephone service costs or any significant interruption in telephone services could negatively affect our operating results or disrupt our operations.

David M. Rainey and Michael J. Cassella possess specialized knowledge about our business, and we would be adversely impacted if they were to become unavailable to us.

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of David M. Rainey, our President and Chief Financial Officer, and Michael J. Cassella, our Chief Operating Officer.  They have knowledge regarding online debt collection technology and many aspects of company operations that would be difficult to replace.  If they were to become unavailable to us, our operations would be adversely affected.  We have no insurance to compensate us for the loss of any of our named executive officers or key employees.

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

Risks Related to Our Industry

The ability of our solutions clients to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

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

A number of our existing and potential creditor clients, such as banks and credit card issuers, operate in highly regulated industries.  We are impacted by consumer credit and debt collection practices laws, both in the United States and abroad.  The relationship of a consumer and a creditor is extensively regulated by federal, state, local and foreign consumer credit and protection laws and regulations.  Governing laws include consumer plain English and disclosure laws, the Uniform Consumer Credit Code, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the U.S. Bankruptcy Code, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act, the Federal Truth in Lending Act (including the Fair Credit Billing Act amendments), the Fair Debt Collection Practices Act and state law counterparts, the Federal Reserve Board’s implementation of Regulation Z, the federal Fair Credit Reporting Act, and state unfair and deceptive acts and practices laws.  Failure of these parties to comply with applicable federal, state, local and foreign laws and regulations could have a negative impact on us.  For example, applicable laws and regulations may limit our ability to collect amounts owing with respect to defaulted consumer debt accounts, regardless of any act or omission on our part.  We cannot assure you that any indemnities received from the financial institutions which originated the consumer debt account will be adequate to protect us from liability to consumers.  Any new laws or rulings that may be adopted, and existing consumer credit and protection laws, may adversely affect our ability to collect and settle defaulted consumer debt accounts.  In addition, any failure on our part to comply with such requirements could adversely affect our ability to settle defaulted consumer debt accounts and result in liability.  In addition, state or foreign regulators may take the position that our solutions effectively constitute the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies.  If so, we may need to obtain licenses from such states, or such foreign countries where we may engage in our solutions business.  Until licensed, we will not be able to lawfully deal with consumers in such states or foreign countries.  Obtaining such licenses would be expensive.

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

Also, as we move into the healthcare space, our healthcare clients must require us to include in their contracts with us that we meet the data protection provisions of the Health Insurance Portability and Accountability Act.  This law is designed to ensure that patient care data is not personally identifiable in the event of a breach of our solutions.  Again, this type of information is very susceptible to misuse in the commission of identity theft.  We believe we have adequate policies and procedures in place to protect this information; however, if we experience a data security breach that results in any penetration of our network security or other misappropriation of consumers’ personal information, or if we have an inadequate data security program in place, our healthcare clients may also consider us to be in breach of our agreements with them, and we may be subject to litigation.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, XBRL, new SEC regulations and stock market rules, are creating uncertainty for small capitalization companies like us.  These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting will require the commitment of significant financial and managerial resources.  The requirement to file our reports in XBRL beginning with the second quarter of 2011 report is also time consuming and costly.  In addition, recent pronouncements by the Financial Accounting Standards Board will require a significant commitment of resources.  We expect these efforts to require the continued commitment of significant resources.

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

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover.  We generally compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries.  We will not be able to service our clients’ receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified personnel. We specifically compete with large, prominent, well funded employees in our immediate proximity that makes it difficult for a small almost startup company to attract the needed technical talent.  Further, a high turnover rate among our employees would increase our recruiting and training costs and may limit the number of experienced personnel available.  Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover.  If the turnover rate among our employees increases, we will have fewer experienced employees available to service our clients, which could reduce efficiency and therefore result in lower revenues and earnings.  Our employee retention and turnover has also been significantly impacted by our lack of cash or access to significant funding.

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

Our business relies on computer and telecommunications technologies.  Our ability to integrate these technologies into our business is essential to our competitive position and our ability to execute our business strategy.  Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.  We may not be able to anticipate, manage or adopt technological changes on a timely basis.  While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems so we are not left with obsolete computer and telecommunications technologies.  We depend on having the capital resources necessary to invest in new technologies for our business.  We cannot assure you that adequate capital resources will be available to us at the appropriate time to effectively compete against our competition.

Risks Related to our Common Stock

Our stock is thinly traded.

The daily volume in our stock varies widely and is limited at times.  At this time, it is not possible to liquidate a significant position in a relatively short time period.  In addition, because we are not traded on a national exchange, there are additional restrictions on the purchase or sale of our common stock.  It has become increasingly difficult to find a brokerage firm willing to accept over-the-counter stock certificates due to new Financial Industry Regulatory Authority regulations.

Conversion of our outstanding debt to equity results in significant dilution.

The conversion of our debt to equity has resulted in significant dilution to our existing shareholders.  In addition, some of these conversions have resulted in concentrated large illiquid blocks of our shares which overhang our trading for extensive periods of time.  These conversions were substantially completed in October 2010. The conversions and settlements removed approximately $8 million of current liabilities from the balance sheet at June 30, 2009 that was filed on our Form 10-Q on August 19, 2009.  The liabilities converted and settled were only certain ones existing on that balance sheet date.  The conversion to equity of some of these liabilities resulted in the issuance of approximately 23.6 million shares.  Approximately $377,000 of notes from that period remain outstanding that are subject to conversion at a conversion rate of $0.10 per share.

Our stock price may exhibit a high degree of volatility.

Because our stock is traded with relatively low volume, the price can move significantly on small trading volumes.  The release of positive news would be expected to move our stock price up, but we have large illiquid blocks discussed above that sell into any upward momentum.  These blocks exert a downward influence or may place a temporary cap on our stock price appreciation.  Over time, we would expect these blocks to be broadly sold into the market, increasing our shareholder base and trading volume and mitigating the effect of these blocks over time.  While we currently do not provide sales or earnings guidance as some larger companies do, we may do so in the future, and our stock price reaction may be volatile depending on our revenue and earnings performance relative to the guidance.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We currently share office space with a business partner at 150 White Plains Rd., Suite 108, Tarrytown, NY 10591 under a partnership agreement.  We cross-market each others services, and we get some office space for our use.  In July 2009, we verbally modified the agreement to allow us to take additional space for a rent payment of $1,000 per month.  The arrangement is month-to-month.

ITEM 3.  Legal Proceedings

Lawsuits from vendors

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us.  The complaint was answered on August 14, 2008 raising various affirmative defenses.  On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York.  The case has been on hold since the bankruptcy filing.  On March 18, 2009, we filed a counterclaim in the bankruptcy court for legal malpractice and the defenses raised in the previously filed answer.  The full amount in dispute is included in the Company’s accounts payable.  The bankruptcy case has stayed this litigation and is still pending at this time.  However, we believe that based on bankruptcy law this action will be discharged with the bankruptcy case following distribution of the assets of the estate with no liability to us.

On September 17, 2008, Computer Task Group, a vendor, filed a complaint in the Supreme Court of New York, County of Erie, seeking damages of $24,545.69 plus interest for consulting services rendered to us.  On December 3, 2008, judgment was entered in favor of Computer Task Group for $24,545.69 plus $2,538.54 in interest and $651.00 in costs, or a total of $27,735.23.  A restraining order was served on our bank account for the amount of the judgment.  On March 10, 2009, a total of $12,839.44 was removed from our account in partial satisfaction of the judgment, leaving a current total now due of $14,895.79.  The full amount still outstanding is included in the Company’s accounts payable.  Computer Task Group no longer has a hold on one of our bank accounts.  The amount remaining due is not material to our operations but is above the reporting threshold.

From time to time, we get involved in certain trade related litigation in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board under the symbol DRSV.OB.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the Over-the-Counter Bulletin Board from January 1, 2010 to present:

	Year ended December 31,
Quarter	2011		2010
	High	Low	High	Low
First	$0.08	$0.05	$0.50	$0.10
Second	$0.09	$0.02	$0.25	$0.04
Third	$0.28	$0.05	$0.10	$0.03
Fourth	$0.15	$0.03	$0.11	$0.04

For the period from January 1, 2012 to March 29, 2012, the high and low closing prices for our common stock were $0.12 and $0.07, respectively.

As of March 29, 2012, there were approximately 2,000 record holders of our common stock.  We believe that a significant number of beneficial owners of our common stock hold shares in “nominee” or “street” name.

Dividends

We have not paid to date, nor do we expect to pay in the future, a dividend on our common stock.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation.  We intend to retain any earnings for use in our operations and the expansion of our business.  Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

                In February 2011, convertible debentures were issued to five accredited investors for cash proceeds of $25,000.  The debentures carry a 12% interest rate and have a three year term, maturing in January 2014.  Interest accrues to and is payable at maturity.  The investor has the option to convert either principal or interest due at a fixed conversion price of $0.12 per share.  Warrants to purchase 250,000 shares of our common stock were issued to the investors with a five-year exercise period and an exercise price of $0.30 per share.

From June to December 2011, 4,825,000 shares of stock were sold to eleven accredited investors for cash proceeds of $482,500.  Warrants to purchase 9,650,000 shares of our common stock were issued to the investors with a five year exercise period and an exercise price of $0.25 per share.  The warrants are 50% cash and 50% cashless for their exercise cost.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2011.

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

Overview

Since completing initial product development in early 2004, our primary business has been providing  software solutions to consumer lenders or those collecting on those consumer loans based on our proprietary DR Settle™ solution, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  Recently, we launched two other solutions, DR Prevent™ for early stage collections and DR Collect™, a solution specifically tailored to agencies and law firms.  We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia.  We intend to market our services to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online or payday lenders.  We believe that consumers who incurred their debt over the Internet will be quite likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business.  However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

We have prepared for our entry into the European marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations.  We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization.  We have begun investigation of companies who may provide local, outsourced European customer service support for us on an as needed basis, the expense of which will be variable with the level of business activity.  We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries.  However, none of these additional costs that we are aware of at this time are material to our current cost structure or would impact our financial results in a material way.

Our marketing and client support goals are currently focused entirely on increasing revenue in the short term.  Once we begin to approach breakeven on a cash basis, we expect our operating expenses to grow in line with revenues for an initial period as we employ additional technicians, sales people and client support representatives, although the rate of increase will level out.  We expect that salaries and other compensation expenses will continue to be our largest category of expense, while travel, legal, audit and other sales and marketing expenses will grow as we expand our sales, marketing and support capabilities.  In addition, we expect to incur moderate capital expenditures to upgrade our data center and provide for geographic redundancy.  No additional costs of these types will be incurred until our revenues increase to the point that facilitates additional costs.  Our current strategy focuses entirely on increasing revenue substantially within our current resources.  Our current lean staffing does somewhat limit the number of new clients that we can implement each month and will eventually affect the number of clients that we can effectively support with our current cost structure.

Effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks.  We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system and to document the performance of our solutions in each market to provide strong return-on-investment data to these prospective clients.  Our recent clients tell us that they are happy with the results that they are getting.  However, there is still an extensive sales process to get prospective clients comfortable with using web-based collection technology.  As a result, our sales cycle tends to be longer in some cases than what is required from a technical perspective.  We can have new clients up and running typically in 30 days or less, but the sales cycle may extend this period to 60-90 days with some prospective clients.

Our current contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our Debt Resolve solutions, flat fees per settlement achieved, flat fees per account placed, or a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month.  For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Most contracts currently in process include provisions for set up fees and base revenue on a flat monthly or annual fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well.  In addition, with respect to our DR Prevent module, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods.  In October 2010, we launched a new application, DR Collect, which targets collection agencies and collection law firms on a flat monthly fee basis.  Finally, we launched iSettleNow.com in late 2011 that charges new clients a setup fee and a percent of payments made through the solution.  As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

In January 2007, we purchased the outstanding common stock of First Performance Corporation and, as a result, we are no longer in the development stage as of the date of the acquisition.  First Performance Corporation and its subsidiary, First Performance Recovery Corp., were collection agencies that represented both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto.  On June 30, 2008, First Performance management closed the remaining operations of First Performance due to lack of working capital.  On August 1, 2009, the state of Nevada revoked the corporation charter of First Performance Corp.  As a result, First Performance Corp. was de-incorporated and is no longer included in our financial statements as of that date.  The net remaining liabilities were credited to Additional Paid-in Capital on the revocation date.  The wholly-owned subsidiary of First Performance Corp. called First Performance Recovery Corp. was legally dissolved by its Board on March 3, 2010.  Therefore, no discussion related to First Performance will occur following this filing.

For the years ending December 31, 2011 and 2010, we had significantly inadequate revenues and incurred a net loss of $2,121,574 and $561,467, respectively, from operations.  Cash used in operating activities was $632,355 for the year ended December 31, 2011.  Cash used in operating and investing activities was $1,789,231 and $3,631, respectively for the year ended December 31, 2010.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $637,500 in stock purchases or a total of $2,384,500.

In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $275,000 is still outstanding as of December 31, 2011.  Finally, board members and management have loaned us $220,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

We have successfully raised capital for our day-to-day operations since our inception in January 2003; however, no assurance can be provided that we will continue to be able to do so.  There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  At any time until substantial capital is raised, there is also a significant risk of bankruptcy.  There can be no assurance that any plan to raise additional funding will be successful.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect revenue to increase in 2012 based on current contracts and our sales pipeline by approximately 200% from calendar 2011.  During 2011, we used approximately $650,000 in cash plus we increased our accounts payable and accrued expenses for operations (excluding accrued interest) by another $350,000, for a total cash need of $1 million in 2011, with revenue of only $138,000.  At estimated revenue in 2012 of approximately $400,000, the investment or loans funds to be raised for 2012 are approximately $600,000, not including maturing notes of $500,000.  Many of our partnerships that are currently driving revenue growth are only beginning to become active, and revenue for 2012 may substantially exceed the $400,000 based on current partnership agreements in place.

In addition to increasing revenue, we previously focused on improving our balance sheet to facilitate further investment.  Our balance sheet enhancement efforts have resulted in significant dilution to our existing shareholders as certain liabilities were converted to stock.  In addition, some of these conversions resulted in concentrated large illiquid blocks of our shares which may overhang our trading for extensive periods of time.  This restructuring was substantially completed in October 2010.  Our efforts removed approximately $8 million of current liabilities from the balance sheet at June 30, 2009 that was filed on our Form 10-Q on August 19, 2009.  The liabilities converted or settled were certain ones that existed on that balance sheet date.  The conversion to equity of some of these liabilities resulted in the issuance of approximately 23.6 million shares.  Approximately $377,000 of notes from that period remain outstanding that are subject to later conversion at a conversion rate of $0.10 per share.

Since most of the restructuring has been substantially completed, there would not be significant additional shares issued or dilution for this reason, except for the $377,000 of notes discussed above that have the potential for the issuance of 3,770,000 shares plus additional shares for accrued interest.  Also, there will not be further large blocks of liabilities removed going forward as there was during the period July 1, 2009 to October 31, 2010.  While the improvements have enhanced our balance sheet and therefore made securing additional funding more practical, the remaining liabilities will have to be paid down over time and will consume a portion of free cash flow post-profitability.  Also, even though the balance sheet has improved significantly since June 30, 2009, there is no assurance that we will be successful in raising additional capital to continue operations until we reach profitability.

Subsequent to December 31, 2011, we have secured additional financing from four parties in the aggregate amount of $155,000.

Results of Operations

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues totaled $138,897 and $127,332 for the years ended December 31, 2011 and 2010, respectively.  We earned revenue during the years ended December 31, 2011 and 2010 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses totaled $819,312 for the year ended December 31, 2011, a decrease of $687,247 over payroll and related expenses of $1,506,559 for the year ended December 31, 2010.  This decrease was due to much lower stock option expense partially offset by increases in salaries due to the addition of our COO in 2011.  Salaries increased to $565,150 for the year ended December 31, 2011 from $447,727 for the year ended December 31, 2010, an increase of $117,423 or 26%.  Commissions were $431 and $0 for the years ended December 31, 2011 and 2010, respectively.  Stock-based compensation expense to employees was $159,000 for the year ended December 31, 2011, a decrease of $774,250 from expense of $933,250 for the year ended December 31, 2010.  Payroll tax expense paid decreased as more payrolls were accrued in 2011 versus 2010.  Accrued payroll taxes appear in the line “Accounts payable and other accrued expenses” on the balance sheet rather than the “Payroll and related expense” line on the Statements of Operations.  Payroll tax expense was $6,315 for the year ended December 31, 2011, a decrease of $15,455 over payroll tax expense of $21,770 for the year ended December 31, 2010.  We also experienced a decrease in health insurance expense to $88,294 for the year ended December 31, 2011 from $103,812 in the year ended December 31, 2010, a decrease of $15,518 due to a plan transition at the end of 2010 that reduced premiums and the departure of one employee on the plan in April 2011.  Other miscellaneous salary related expenses were $122 in payroll expenses for the year ended December 31, 2011 as compared with $0 for the year ended December 31, 2010.

General and administrative expenses.  General and administrative expenses amounted to $687,857 for the year ended December 31, 2011, as compared to $3,008,644 for the year ended December 31, 2010, a decrease of $2,320,787 primarily due a significant reduction in consulting and fundraising costs in 2011 versus 2010.  Fundraising costs were high in 2010 due to the conversion of certain balance sheet items to stock, and consulting expenses were high in 2010 due to having significantly more consultants involved in 2010.  Fundraising costs were $752,347 in 2010 versus none in 2011.  The expense for stock based compensation for warrants and stock options granted to consultants for the year ended December 31, 2010 was $1,276,865 due to more options granted to consultants in lieu of cash payment during 2010 versus only $25,000. For the year ended December 31, 2011, total service fees excluding fundraising costs were $217,739, as compared with $204,668 in service fees for the year ended December 31, 2010, primarily related to the higher consulting expense.  Liquidated damages costs related to the Series B convertible notes were $105,750 in 2010 and $0 in 2011.  Rent and utilities were $14,810 and $13,200 for the year ended December 31, 2011 and 2010, respectively.  Marketing expenses were $45,992 and $40,779 for the year ended December 31, 2011 and 2010, respectively.  Legal fees decreased by $197,800 to $30,969 for the year ended December 31, 2011 from $228,769 for the year ended December 31, 2010, primarily due to most legal matters being handled internally by the President, Chief Financial Officer and Acting General Counsel.  Accounting fees decreased by $18,053 to $153,793 for the year ended December 31, 2011 from $171,846 for the year ended December 31, 2010.  Telecommunications, travel and insurance were $58,242, $14,796 and $110,534 for the year ended December 31, 2011, respectively, and $52,359, $38,281 and $104,432 for the year ended December 31, 2010, respectively.  Miscellaneous office expenses and business taxes were $15,982 for the year ended December 31, 2011 and $19,348 for the year ended December 31, 2010.

Depreciation and amortization expense.  For the years ended December 31, 2011 and 2010, we recorded depreciation expense of $11,615 and $27,268, respectively, due to a number of assets reaching full depreciation.

Interest expense.  We recorded interest expense of $267,952 for the year ended December 31, 2011, compared to net interest expense of $518,650 for the year ended December 31, 2010 due to the issuance of debt to fund operations in 2010 and excess costs related to derivative liability (discussed below) in 2010.  Interest expense for the years ended December 31, 2011 and 2010 includes interest on short term notes, related party notes, related party lines of credit, convertible debentures, and our bank loan.

Interest expense - amortization of deferred debt discount.  Amortization expense of $453,735 and $806,759 was incurred for the years ended December 31, 2011 and 2010, respectively, for the amortization of the beneficial conversion feature and deferred debt discount of our lines of credit and note offerings.

Gain on derivative liability.  We recorded a gain of $4,957,470 for derivative liability on our convertible notes, warrants and non-employee options during the year ended December 31, 2010.  The gain in 2010 was due to our declining stock price in 2010 and the settlement of the derivative liability related obligations in 2010.

(Loss) gain on settlement of payables.  We recorded a loss of $20,000 for the settlement of old payables during the year ended December 31, 2011.  We recorded a gain of $336,570 for the settlement of old payables during the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficiency (total current liabilities in excess of total current assets) in the amount of $3,838,892 and cash totaling $26,832.  We incurred a net loss of $2,121,574 for the year ended December 31, 2011.  Net cash used in operating activities was $632,335 for the year ended December 31, 2011.  Cash flow provided by financing activities was $632,486 for the year ended December 31, 2011.  Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capita of at least $600,000 for 2012 in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $637,500 in stock purchases or a total of $2,384,500.  In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $275,000 is still outstanding.  Finally, board members and management have loaned us $220,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

We have successfully raised capital for our day-to-day operations since our inception in January 2003; however, no assurance can be provided that we will continue to be able to do so.  There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern.  To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  At any time until substantial capital is raised, there is also a significant risk of bankruptcy.  There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given the initial delays in generating meaningful revenue.  We constantly speak with banks or investors, but the yield is low.  Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2011, we have secured additional financing from four parties in the aggregate amount of $155,000.

Our registered independent public accounting firm has stated in their report dated April 16, 2012 that we have incurred losses from inception, and that this raises substantial doubt about our ability to continue as a going concern.

Liquidated Damages

In private placements of Convertible Notes as described in Note 9 below, we issued secured convertible notes classified as Series B Convertible Notes.  Pursuant to the terms of a registration rights agreement, we agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants (issuable only upon conversion of the notes) in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  As of December 31, 2010, we accrued expenses for the potential liquidated damages of $105,750 as fundraising expense in the statement of operations during the year ended December 31, 2010.  We later issued 1,762,500 shares of common stock for the liquidated damages on January 31, 2011.  This amount is included in General and Administrative expense above and also discussed there.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011 and 2010.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Principles of Consolidation

At December 31, 2011 and 2010, we had no subsidiaries.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported loss.

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services.  We have concentrations of credit risk as 100% of the balance of accounts receivable at December 31, 2011 consists of only three customers.  At December 31, 2011, accounts receivable from the three accounts amounted to approximately $11,777 (44%), $10,000 (37%) and $5,000 (19%), respectively.  We do not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly.  Our management determines collectibility based on their experience and knowledge of the customers.

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as of December 31, 2011 are accrued professional fees of $857,607.  We owed 12 vendors a total of $1,241,819 at December 31, 2011, each of whom was individually owed in excess of 10% of total assets.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to Convertible Debentures. These embedded derivatives include certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the Convertible Debenture Agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) as a result of entering into the Debentures, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  As of December 31, 2011 and 2010, we no longer had derivatives.

Revenue Recognition

We earned revenue during 2011 and 2010 from collection agencies, collection law firms and lenders that implemented our online solutions.  Our current contracts provide for revenue based on a percentage of the amount of debt collected, a flat fee per settlement from accounts submitted on our solutions, a flat fee per account placed on our solutions or through a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a monthly fee.  For the early adopters of our product, we waived set-up fees and other transactional fees that we now generally charge.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees, monthly fees or transaction fees.

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

Recently signed contracts and contracts under negotiation call for multiple deliverables, and each component of revenue will be considered to have been earned when we have met the associated deliverable, as is required by SAB 104 Topic 13(A).  For new contracts being implemented which include a fee per account, following the guidance of SAB 104 regarding services being rendered continuously over time, we will recognize revenue based on contractual prices established in advance and will recognize income over the contractual time periods.  Where some doubt exists on the collectability of the revenues, a valuation reserve will be established for the income charged to losses, based on management’s opinion regarding the collectability of those revenues.

Stock-based Compensation

Beginning on January 1, 2006, we account for stock options issued under stock-based compensation plans under the recognition and measurement principles of SFAS No. 123 – Revised.  We adopted the modified prospective transition method and therefore, did not restate prior periods’ results.  Total stock-based compensation expense related to these issuances and other stock-based grants for the year ended December 31, 2011 amounted to $184,000 and for the year ended December 31, 2010 amounted to $1,636,565.

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

If actual results differ significantly from these estimates or different key assumptions were used, there could be a material effect on our financial statements.  The future impact of the cost of stock-based compensation on our results of operations, including net income/(loss) and earnings/(loss) per diluted share, will depend on, among other factors, the level of equity awards and the market price of our common stock at the time of the award, as well as various other assumptions used in valuing such awards.  We will periodically evaluate these estimates.

Recently-issued Accounting Pronouncements

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, "Disclosures about Offsetting Assets and Liabilities".  ASU 2011-11 relates to disclosure requirements for assets and liabilities that have been offset in the balance sheet. The scope includes financial instruments and derivative instruments that are either (i) presently offset as permitted under existing accounting principles for offsetting of financial instruments and derivatives in certain cases or (ii) subject to an enforceable master netting agreement or similar agreement whether or not they have been offset. The new disclosures related to offsetting include the gross amounts, amounts offset and net amounts as recorded. For amounts subject to enforceable master netting agreements, disclosure is required for the amounts of financial instruments and other derivative instruments not offset, amounts related to financial collateral, and the net amounts. The ASU is effective for annual and interim periods beginning on or after January 1, 2013 and requires retrospective application for comparative prior periods presented. At December 31, 2011 the Company did not have any transactions of the types subject to this ASU.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income.” ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The adoption of ASU 2011-05 does not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, which generally aligns the principles for fair value measurements (“ASC 820”) and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 does not have a material effect on the Company’s financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

        Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2011 are included as a separate section of this report beginning on page F-1.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting during the quarter ending December 31, 2011 and as of December 31, 2011.  Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff.  The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.  As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Evaluation of the company’s disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, during the quarter ended December 31, 2011 and as of December 31, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the fiscal quarters ended December 31, 2011 and 2010, there have been no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of April 13, 2012:

Name	Age	Position
James D. Burchetta	62	Co-Chairman and Co-Founder
James G. Brakke	69	Co-Chairman and Chief Executive Officer
William M. Mooney	72	Director
Glen D. Myers	56	Director
David M. Rainey	52	President, Chief Financial Officer, Secretary, Treasurer, and Acting General Counsel
Michael J. Cassella	42	Chief Operating Officer
Rene A. Samson	33	Vice President Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

James D. Burchetta has been our Co-Chairman of the Board and Co-Founder since April 2010.  Prior to April 2010, he was our Chairman of the Board and Co-Founder since February 2008.  Prior to February 2008, he was our Co-Chairman of the Board and Chief Executive Officer since December 2006.  Prior to December 2006, he was our Co-Chairman of the Board, Chief Executive Officer and President since January 2003.  Mr. Burchetta is a co-founder of our company and was the co-founder of Cybersettle, Inc., which settles insurance claims over the Internet, and served as its Chairman of the Board and Co-Chief Executive Officer from 1997 to August 2000 and as its Vice Chairman from August 2000 to February 2002.  Prior to founding Cybersettle, Mr. Burchetta was a Senior Partner in the New York law firm of Burchetta, Brofman, Collins & Hanley, LLP, where he practiced insurance and corporate finance law.  Mr. Burchetta received a B.A. degree from Villanova University and a J.D. degree from Fordham University Law School and is a member of the New York State Bar.  Mr. Burchetta's background in insurance qualifies him to be a Director.

James G. Brakke has been a member of our board of directors since October 2009.  Mr. Brakke also became the Co-Chairman and Chief Executive Officer effective April 8, 2010.  Mr. Brakke is a Vice Chairman of the Ronald Reagan Presidential Foundation Advisory Council, Director at First Foundation Bank, First Foundation Advisors, Mission Hospital Foundation and Maury Microwave Corp. and Chairman of Life Vessel & Advanced Wellness.  Mr. Brakke was Founder and President until 2009 of Brakke-Schafnitz Insurance Brokers, a multi-line commercial brokerage and consulting firm he co-founded in 1971 managing in excess of $250 million of insurance premiums with both domestic and international insurers.  He is a former member of the board of advisors for Pepperdine University's Graziadio School of Business, Orange County Sheriffs and the Orange County YMCA and has served as director on the boards of Denticare, Pacific National Bank, Commercial Capital Bank, The Busch Firm, National Health Care Services and E-Funds.  Mr. Brakke is a graduate of Colorado State University with a Bachelor of Science in Business and Finance. Mr. Brakke's background in insurance qualifies him to be a Director.

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

Glen D. Myers has been a member of our board of directors since December 2011.  Mr. Myers is an angel investor and offshore/call center consultant in the credit and collections industry.  From 2005 to 2007, he was Founder and Managing Partner of KM2 Solutions, a leading BPO call center and accounts receivable management (ARM) company.  From 1981 to 1999, he was the CEO and owner of East Coast Credit, a large ARM company that was sold to Alliance One in 1999.  From 1999 to 2000, Mr. Myers served as the Chief Operating Officer of Alliance One.  Mr. Myers’ background in credit and collections qualifies him to be a Director.

David M. Rainey has been our President and Chief Financial Officer, Treasurer, Secretary and Acting General Counsel since January 2008.  Mr. Rainey was also Interim Chief Executive Officer from July 2009 to April 2010.  Prior to January 2008, Mr. Rainey was our Chief Financial Officer and Treasurer since joining the company in May 2007, and also became our Secretary in November 2007.  Previously, Mr. Rainey was Chief Financial Officer and Treasurer of Hudson Scenic Studio during 2006.  Mr. Rainey was Vice President, Finance and CFO of Star Gas Propane from 2002-2005.  Earlier in his career, Mr. Rainey spent over thirteen years with Westvaco Corporation in a variety of financial roles of progressive responsibility, including Controller of the Western Region of a division of the company.  Mr. Rainey received his B.A. in Political Science from the University of California, Santa Barbara and his law degree and MBA in Finance from Vanderbilt University.  Mr. Rainey is a member of the Tennessee bar.

Michael J. Cassella has been our Chief Operating Officer since June 2011.  Mr. Cassella previously worked with National Securities Corporation from 2004 to 2011.  From August 2009 to May 2011, Mr. Cassella was Investment Products Sales Manager, with responsibility for servicing 800 retail brokers on Initial Public Offerings, Secondary Offerings and Private Placements.  From August 2006 to September 2008, Mr. Cassella was Assistant Branch Manager of the New York Branch and managed over 50 retail brokers.  From August 2004 to August 2006, Mr. Cassella was a Sr. Account Executive.  Prior to National Securities, Mr. Cassella was a Founding Partner at Joseph Gunnar & Co., a private investment bank.

Key Employees

René A. Samson has been our Vice President of Technology since July 2009.  Mr. Samson has worked as a software developer for more than 10 years.  He has experience working on projects for multinationals as well as startup companies.  Mr. Samson joined Debt Resolve as a senior software developer in 2005, and was an integral part of the team that developed the original Debt Resolve solutions.  As Vice President of Technology, Mr. Samson is now responsible for the entire IT department of Debt Resolve.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board, subject to their contracts.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors.  William M. Mooney, Jr. and Glen D. Myers are “independent” as defined by New York Stock Exchange rules.

During 2011, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve.  The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters.  The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to the form SB-2 registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee.  In September 2004, we established an audit committee of the board of directors, which as of December 31, 2011 consisted of William M. Mooney, Jr., who is an independent director.  The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee.  In May 2004, we established a compensation committee of the board of directors, which as of December 31, 2011 consisted of Mr. Mooney, who is an independent director.  The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers.  The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee.  In June 2005, we established a nominations and governance committee of the board of directors, which as of December 31, 2011 consisted of Mr. Mooney, who is an independent director.  The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

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

Committee Interlocks and Insider Participation

No member of our board of directors is employed by Debt Resolve, except for James G. Brakke, who became our Co-Chairman and Chief Executive Officer effective April 8, 2010.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2011.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2011:

Name and Principal Position	Year	Salary ($) (5)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James G. Brakke Co-Chairman and Chief Executive Officer (1)	2011 2010	120,000 87,727	-- --	-- --	-- 285,000	-- --	-- --	-- --	120,000 372,727

David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (2)	2011 2010	156,250 200,000	-- --	-- --	90,000 190,000	-- --	-- --	-- --	246,250 390,000

Michael J. Cassella Chief Operating Officer (3)	2011 2010	87,500 --	-- --	-- --	120,000 --	-- --	-- --	-- --	207,500 --

Rene A. Samson VP Technology (4)	2011 2010	135,000 135,000	-- --	-- --	-- --	-- --	-- --	-- --	135,000 135,000

________________

(1)	Mr. Brakke is Co-Chairman and Chief Executive Officer effective April 8, 2010. He was a member of the Board of Directors since November 2009.

(2)
Mr. Rainey joined our company and became our Chief Financial Officer and Treasurer in May 2007.  He became Secretary in November 2007 and President in January 2008.  From July 2009 to April 2010, he served as Interim Chief Executive Officer.

(3)
Mr. Cassella joined our company and became our Chief Operating Officer in June 2011.  He became Secretary in November 2007 and President in January 2008.  From July 2009 to April 2010, he served as Interim Chief Executive Officer.

(4)	Mr. Samson joined our company as a senior programmer in 2005. In July 2009, he became our VP Technology in charge of the technology department of the company.

(5)
Significant amounts of the executive salaries listed were accrued but not paid during 2011 and 2010 due to severe cash flow limitations.  Specifically, for Mr. Brakke, all of his $120,000 salary was accrued and not paid for 2011 and all of his $87,727 salary was accrued and not paid for 2010.  Except for Mr. Brakke, all 2010 payroll was paid.  For 2011, all payroll was net paid by manual check except for Mr. Brakke, who was not paid.  The payroll taxes for 2011 are accrued on the books of the company and will be paid at the next significant funding.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2011 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
James G. Brakke Co-Chairman of the Board and Chief Executive Officer (1)	1,500,000	--	--		$0.17	4/8/2017	--	--	--	--

David M. Rainey President, Chief Financial Officer, Secretary, Treasurer (2)	75,000 150,000 350,000 1,000,000 1,000,000 1,500,000	-- -- -- -- -- --	-- -- -- -- -- --	$ $ $ $ $ $	1.50 1.25 1.40 0.19 0.17 0.06	4/27/2014 2/8/2015 6/12/2015 8/7/2016 4/8/2017 6/1/2018	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --

Michael J. Cassella Chief Operating Officer (3)	500,000	1,500,000	--		$0.06	6/1/2018	--	--	--	--

Rene A. Samson (4)	20,000	--	--		$1.63	6/16/2015	--	--	--	--

(1)
Mr. Brakke is Co-Chairman and Chief Executive Officer effective April 8, 2010.  He was a member of the Board since November 2009.  On April 8, 2010, Mr. Brakke received his grant of stock options to purchase 1,500,000 shares of our common stock, all of which vested immediately and which expire on April 8, 2017.

(2)
Mr. Rainey holds stock options to purchase 75,000 shares of our common stock, one third of which vested on April 27, 2008, one third of which vested on April 27. 2009 and one third of which vested on April 27, 2010, all of which expire on April 27, 2014.  Mr. Rainey also holds stock options to purchase 150,000 shares of our common stock, one third of which vested on February 8, 2008, one third of which vested on April 27, 2008 and one third of which vested on April 27, 2009, all of which expire on February 8, 2015.  Mr. Rainey also holds stock options to purchase 350,000 shares of our common stock, all of which vested immediately and expire on June 12, 2015.  Mr. Rainey also holds stock options to purchase 1,000,000 shares of our common stock, all of which vested immediately and expire on August 7, 2016.  Mr. Rainey also holds stock options to purchase 1,000,000 shares of our common stock, all of which vested immediately and expire on April 8, 2017.  Finally, Mr. Rainey holds stock options to purchase 1,500,000 shares of our common stock, all of which vested immediately and expire on June 1, 2018.

(3)
Mr. Cassella holds stock options to purchase 2,000,000 shares of our common stock, one fourth of which vested on June 1, 2011, one fourth of which vest on June 1, 2012, one fourth of which vest on June 1, 2013 and one fourth of which vest on June 1, 2014, all of which expire on June 1, 2018.

(4)
Mr. Samson holds stock options to purchase 20,000 shares of our common stock, one half of which vested on December 16, 2008 and one half of which vested on June 16, 2009, all of which expire on June 16, 2015.

Employment Agreements

On July 15, 2008, Mr. Burchetta’s previous employment agreement with a salary of $250,000 per year was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008 and became non-executive Co-Chairman on April 8, 2010.  One additional term added was that the Chairman shall always make $25,000 more than the Chief Executive Officer and have comparable benefits.  The Board affirmed the effectiveness of the agreement to January 13, 2013.  On September 28, 2009, the consulting agreement was amended to reduce the monthly compensation from $20,833 to $10,000 per month and to remove the clause granting the Chairman higher pay than the Chief Executive Officer.  Mr. Burchetta received 1,686,000 shares on September 28, 2009 as compensation for the amendment of his consulting agreement.

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

On May 1, 2007, David M. Rainey joined our company as Chief Financial Officer and Treasurer.  Mr. Rainey also became Secretary of the Company in November 2007 and President of the Company in January 2008.  Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the company.  Mr. Rainey’s base salary is $200,000, subject to annual increases at the discretion of the board of directors.  Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the company, one third of which vest on the first, second and third anniversaries of the start of employment with the company.  Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors.  Mr. Rainey’s contract provides for 12 months of severance for any termination without cause with benefits.  Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.  On June 1, 2011, Mr. Rainey agreed to temporarily reduce his salary from $200,000 to $125,000 in exchange for a grant of 1,500,000 options.  Mr. Rainey’s salary reduction will be restored upon the company reaching cash flow breakeven.

On June 1, 2011, Michael J. Cassella joined our company as Chief Operating Officer.  Mr. Cassella has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the company.  A six month period allowed the company to terminate the contract for any or no reason but expired on December 1, 2011.  Mr. Cassella’s base salary is $150,000.  Mr. Cassella also received a grant of 2,000,000 options to purchase the common stock of the company, one fourth of which vested immediately and one fourth of which vest on each of the first, second and third anniversaries of the start of employment with the company.  Mr. Cassella receives a four percent commission on his sales and a seven percent bonus for the introduction to the company of an investor.

Each of the employment agreements with Mssrs. Burchetta, Brakke Cassella and Rainey also contain covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property.  In addition, the contracts provide for a non-compete during the term of the executive’s severance.

Director Compensation

Non-employee Director Compensation.  Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings.  Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants.  On April 8, 2010, options to purchase 1,000,000 shares of stock were granted to the non-employee directors for their service on the Board.  The Board received no grants for 2011 service on the Board.

Employee Director Compensation.  Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta (1)	--	--	--	--	--	--	--
William M. Mooney, Jr. (2)	--	--	--	--	--	--	--
Glen D. Myers (3)	--	--	22,500	--	--	--	22,500

(1)
Mr. Burchetta is Co-Chairman and Co-Founder effective April 8, 2010.  He was Chairman of the Board and Co-Founder from February 2008 to April 2009.  Mr. Burchetta was our Co-Chairman and Chief Executive Officer from January 2003 to February 2008.  Mr. Burchetta received a grant of 1,000,000 options at the prior day’s closing price of $0.17 for his service to the Board in 2010.  Mr. Burchetta received no options for his service in 2011.  This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-founder.  Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share.  The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

(2)
Mr. Mooney serves as the sole member of the Audit, Compensation and Nominating Committees.  On April 8, 2010, he received a grant of 1,000,000 options to purchase common stock at the prior day’s closing price of $0.17 for his service for 2010 along with Mr. Burchetta.  Mr. Mooney received no options for his service in 2011.

(3)
Mr. Myers joined the Board of Directors on December 5, 2011.  Mr. Myers in an angel investor and former collection industry entrepreneur and executive.  Mr. Myers received a grant of 250,000 options upon joining the Board that expire on December 5, 2018 and have an exercise price of $0.09.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of April 13, 2012, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 168,956,911 fully diluted shares (as if all outstanding options and warrants were exercised) of our common stock outstanding as of April 13, 2012, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer and approximations of the outside large owner.  The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share.  Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 13, 2012 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights.  Two or more persons might count as beneficial owners of the same share.  Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 150 White Plains Road, Suite 108, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
James D. Burchetta	Co-Chairman of the Board and Co-Founder	8,033,373	(1)	4.8%
William M. Mooney, Jr.	Director	5,856,855	(2)	3.5%
James G. Brakke	Co-Chairman and Chief Executive Officer	3,289,500	(3)	1.9%
Glen D. Myers	Director	500,000	(4)	0.3%
David M. Rainey	President, Chief Financial Officer, Treasurer, Secretary	4,481,919	(5)	2.7%
Michael J. Cassella	Chief Operating Officer	2,681,250	(6)	1.5%
Rene A. Samson	VP Technology	520,000	(7)	0.3%

All directors and executive officers and control persons as a group (7 persons)		25,362,897		15.0%
_____________________
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

On December 5, 2011, the Board awarded Glen Myers 250,000 seven-year options at an exercise price of $0.09 upon his election to the Board.  Mr. Myers had previously received 250,000 three-year options at an exercise price of $0.15 for consulting services to the company.

All of these grants are reflected in the numbers above.

(1)	Includes stock options to purchase 2,108,717 shares of common stock.

(2)	Includes stock options to purchase 1,044,500 shares of common stock. Also includes 1,537,500 warrants to purchase shares of stock.

(3)	Includes stock options to purchase 1,500,000 shares of common stock. Also includes 1,525,000 warrants to purchase shares of stock.

(4)	Includes stock options to purchase 500,000 shares of common stock.

(5)	Includes stock options to purchase 4,075,000 shares of common stock and 60,000 shares of common stock issuable upon the exercise of warrants.

(6)	Includes stock options to purchase 2,000,000 shares of common stock and 639,250 shares of common stock issuable upon the exercise of warrants.

(7)	Includes stock options to purchase 520,000 shares of common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan.  As of December 31, 2011, 324,000 stock options are available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 576,000 shares of our common stock.

The following table provides information as of December 31, 2011 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	576,000	$2.58	324,000
Equity compensation plans not approved by security holders	18,229,934	$0.72	Unrestricted
Total	18,805,934	$0.78	324,000

Defined Contribution (401k) Plan

We maintain a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that we have experienced, the match was suspended for 2009 - 2011 and will only be re-instated when business conditions warrant.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended December 31, 2010, we issued a total of 5,175,000 options to members of the Company's board of directors, new advisory board members, three new employees and an officer as compensation for their services valued at $949,750.

On December 22, 2010, our Co-Chairman and Founder James D. Burchetta sold to a third party the unpaid accrued expenses in the amount of $122,500 due from the Company for cash at a discount.  The purchaser of the accrued expenses converted the amount due to 1,225,000 shares of common stock of the Company.

On January 14, 2011, our President David M. Rainey loaned us $6,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 60,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.

 On April 14, 2011, our Chief Executive Officer James G. Brakke loaned us $25,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.

On April 15, 2011, our Director William M. Mooney, Jr. loaned us $25,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.

On May 27, 2011, our Director William M. Mooney, Jr. loaned us $15,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 150,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.  On June 3, 2011, a partial repayment of $5,000 was made to Mr. Mooney.  The balance outstanding on this loan is $10,000 at December 31, 2011.

During the year ended December 31, 2011, we issued a total of 4,000,000 options to two officers, a new director and a consultant, as compensation for their services valued at $167,500.

Director Independence

William M. Mooney, Jr. and Glen D. Myers are “independent” directors, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation, and Nominations and Governance Committees.  See Item 10, Directors, Executive Officers and Corporate Governance for more information on the independence of our directors.

ITEM 14.  Principal Accountant Fees and Services

RBSM LLP served as our independent auditors for the year ended December 31, 2010 and the periods ending March 31, 2011, June 30, 2011 and September 30, 2011.  On January 4, 2012, we changed auditors to Fiondella, Milone and LaSaracina LLP for the period ending December 31, 2011.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q.  The aggregate amount of the audit fees billed by RBSM LLP in 2011 was $96,000 and in 2010 were $92,904.

Audit-related Fees

No audit-related fees were billed by RBSM LLP in 2011 or 2010.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.  The aggregate amount of tax fees billed by RBSM LLP in 2011 was $5,625 and in 2010 was $2,000.  Our tax returns for 2007, 2008, 2009, 2010 and 2011 have not been filed at this date due to our severe cash limitations.

All Other Fees

Fees for responses to comment letters from the U.S. Securities and Exchange commission, preparation of an S-1 that was not completed and for certain 8-K’s billed by RBSM in 2011 were $25,968.

Audit Committee

The member of our audit committee is Mr. Mooney.  Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors.  The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2011 and 2010 with our management.  In addition, the audit committee has discussed with RBSM LLP for 2010 and Fiondella, Milone and LaSaracina LLP for 2011, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee).  The audit committee also has received the written disclosures and the letter from RBSM LLP, as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed the independence of RBSM LLP with that firm.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-K for the years ended December 31, 2011 and 2010.

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit No.	Description
3.0	Certificate of Incorporation. (8)
3.1	Certificate of Amendment of the Certificate of Incorporation, dated April 17, 2003. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (2)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated August 25, 2006. (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, dated June 3, 2010. (3)
3.5	By-laws. (8)
4.1	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 22, 2007 private placement. (4)
4.2	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 22, 2007 private placement. (4)
4.3	Form of Note of Debt Resolve, Inc. for loans during the period October 2007 to December 2008. (5)
4.4	Form of Warrant of Debt Resolve, Inc. for loans during the period October 2007 to December 2008. (5)
4.5	Form of Securities Purchase Agreement to Purchase Convertible Notes and Warrants of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.6	Form of Convertible Note of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.7	Form of Warrant of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.8	Form of Security Agreement of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.9	Form of Convertible Note of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.10	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.11	Form of Security Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.12	Form of Investor Rights Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.13	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.14	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.15	Form of Securities Purchase Agreement to Purchase Convertible Notes of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.16	Form of Convertible Note of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.17	Form of Warrant of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.18	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.19	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
10.1	Client contract with Customer A constituting greater than 10% of revenue. (5)
10.2	Client contract with Customer B constituting greater than 10% of revenue. (5)
10.3	Employment contract of James G. Brakke. (5)
10.4	Employment contract of David M. Rainey. (5)
10.5	Employment contract of Michael J. Cassella. (5)
14.1	Code of Ethics. (9)
16.1	Letter regarding change in certifying accountant. (10)
21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________
(1)	Incorporated herein by reference to Current Report on Form 8-K, filed March 11, 2003.

(2)	Incorporated herein by reference to Current Report on Form 8-K, filed August 31, 2006.

(3)	Incorporated herein by reference to DEF 14C, filed June 24, 2010.

(4)	Incorporated herein by reference to Current Report on Form 8-K, filed September 5, 2007.

(5)	See attached filed exhibit as numbered.

(6)	See attached filed exhibit as numbered.

(7)	See attached filed exhibit as numbered.

(8)	Incorporated herein by reference to Registration Statement on Form SB (File no. 000-29525) of Lombardia Acquisition Corp., filed February 15, 2000.

(9)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-128749), filed September 30, 2005.

(10)	Incorporated herein by reference to Current Report on Form 8-K/A, filed January 9, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEBT RESOLVE, INC.

Dated: April 16, 2012	By:	/s/ James G. Brakke
James G. Brakke
Co-Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ David M. Rainey
David M. Rainey
President, Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Brakke	Co-Chairman and Chief Executive Officer	April 16, 2012
James G. Brakke	(principal executive officer)

/s/ James D. Burchetta	Co-Chairman of the Board and Co-Founder	April 16, 2012
James D. Burchetta

/s/ David M. Rainey	President and Chief Financial Officer, Treasurer and Secretary	April 16, 2012
David M. Rainey	(principal financial and accounting officer)

/s/ William M. Mooney, Jr.	Director	April 16, 2012
William M. Mooney, Jr.

/s/ GLEN D. MYERS	Director	April 16, 2012
Glen D. Myers

DEBT RESOLVE, INC.

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Debt Resolve, Inc.
Tarrytown, New York

We have audited the accompanying balance sheets of Debt Resolve Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, deficiency in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3, the Company has suffered recurring losses from operations and has a significant accumulated deficit as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
April 16, 2012

DEBT RESOLVE, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$26,832	$26,681
Accounts receivable, net	26,777	21,237
Prepaid insurance	77,738	87,468
Total current assets	131,347	135,386

Fixed assets, net	2,717	14,332

Other assets:
Deposits	1,000	-

Total assets	$135,064	$149,718

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$-	$3,603
Accounts payable and other accrued liabilities	2,740,191	2,063,241
Notes payable, current portion	502,867	452,867
Notes payable-related parties, less deferred debt discount of $5,000 as of December 31, 2011	81,000	-
Convertible short-term notes, net of deferred debt discount of $118,625 as of December 31, 2011	345,181	-
Lines of credit, related parties	151,000	151,000
Total current liabilities	3,970,239	2,670,711

Long term debt:
Note payable, long term portion	150,000	137,500
Notes payable-related parties, less deferred debt discount of $11,667 as of December 31, 2010	-	8,333
Convertible long-term notes, net of deferred debt discount of $333,145 and $863,037 as of December 31, 2011 and 2010, respectively	530,049	438,963
Total liabilities	4,500,288	3,255,507

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 85,587,703 and 78,459,515 shares issued and outstanding as of December 31, 2011 and 2010, respectively	85,588	78,460
Additional paid in capital	66,726,119	65,871,108
Accumulated deficit	(71,176,931)	(69,055,357)
Total stockholders' deficiency	(4,365,224)	(3,105,789)

Total liabilities and stockholders' deficiency	$135,064	$149,718

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

REVENUES:	$138,897	$127,332

Costs and expenses:
Payroll and related expenses	819,312	1,506,559
Selling, general and administrative expenses	687,857	3,008,644
Depreciation and amortization	11,615	27,268
Total costs and expenses	1,518,784	4,542,471

Net loss from operations	(1,379,887)	(4,415,139)

Other income (expense):
Interest expense	(267,952)	(518,650)
Interest exepense - amortization of debt discounts	(453,735)	(806,759)
Loss on extinguishment of debt	-	(114,959)
Gain on change in fair value of derivative liability	-	4,957,470
Other (expense) income	(20,000)	336,570

Net loss before provision for income taxes	(2,121,574)	(561,467)

Income tax (benefit)	-	-

Net loss	$(2,121,574)	$(561,467)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	81,819,460	58,713,378
The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
TWO YEARS ENDED DECEMBER 31, 2011

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	-	$-	39,898,584	$39,899	$56,610,021	$(68,493,890)	$(11,843,970)
Common stock issued for exercise of warrants cashlessly	-	-	224,997	225	(225)	-	-
Common stock issued for services rendered	-	-	3,402,000	3,402	356,298	-	359,700
Common stock issued in settlement of convertible notes and accrued interest	-	-	15,518,935	15,519	2,144,267	-	2,159,786
Sale of common stock, net of costs and fees	-	-	16,000,000	16,000	1,339,686	-	1,355,686
Common stock issued for anti dilution relating to stock private placement	-	-	880,000	880	261,360	-	262,240
Common stock issued in exchange for financing expenses	-	-	2,399,999	2,400	213,600	-	216,000
Common stock issued in exchange for warrants exercised	-	-	135,000	135	1,215	-	1,350
Initial fair value of conversion features and related warrants previously reclassified outside equity	-	-	-	-	3,553,062	-	3,553,062
Fair value of warrants issued for services	-	-	-	-	246,615	-	246,615
Fair value of warrants issued in settlement of debt	-	-	-	-	114,959	-	114,959
Fair value of options issued to employees and consultants for services	-	-	-	-	1,030,250	-	1,030,250
Net loss	-	-	-	-	-	(561,467)	(561,467)
Balance, December 31, 2010	-	-	78,459,515	78,460	65,871,108	(69,055,357)	(3,105,789)
Common stock issued in settlement of registration rights liability	-	-	1,762,500	1,762	103,988	-	105,750
Sale of common stock, net of costs and fees	-	-	4,825,000	4,825	477,675	-	482,500
Common stock issued for services rendered	-	-	350,000	350	39,650	-	40,000
Common stock issued in settlement of accounts payable	-	-	140,000	140	13,860	-	14,000
Common stock issued in connection with exercise of warrants	-	-	8,854	9	80	-	89
Common stock issued in connection with exercise of warrants cashlessly	-	-	41,834	42	(42)	-	-
Fair value of options issued to employees and consultants for services	-	-	-	-	184,000	-	184,000
Beneficial conversion feature related to convertible notes	-	-	-	-	35,800	-	35,800
Net loss	-	-	-	-	-	(2,121,574)	(2,121,574)
Balance, December 31, 2011	-	$-	85,587,703	$85,588	$66,726,119	$(71,176,931)	$(4,365,224)

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,121,574)	$(561,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,615	27,268
Amortization of debt discounts	453,735	806,759
Stock, options and warrants issued for services	224,000	1,636,565
Stock and warrants issued for financing expenses	-	478,240
Interest expense in excess of beneficial conversion feature	-	201,063
Fair value of warrants for service and litigation settlements credited to derivative liabilities	-	553,656
Loss on extinguishment of debt	-	114,959
Notes payable issued for services	-	20,000
Notes payable issued for extinguishment of debt	-	69,000
Gain in change in fair value of derivative liability	-	(4,957,470)
Changes in operating assets and liabilities:
Accounts receivable	(5,540)	(9,984)
Prepaid expenses and others	8,730	135,094
Accounts payable and accrued expenses	796,699	(302,914)
Net cash used in operating activities	(632,335)	(1,789,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,631)

Net cash used in investing activities	-	(3,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(3,603)	(58,703)
Proceeds from sale of common stock, net of costs and fees	482,500	1,355,686
Proceeds from issuance of short term notes	162,500	-
Proceeds from issuance of short term notes-related party, net	66,000	-
Repayment of short term notes	(100,000)	(306,660)
Proceeds from long term convertible notes	25,000	877,870
Prepayment of long term notes		(50,000)
Proceeds from exercise of options and warrants	89	1,350
Net cash provided by financing activities	632,486	1,819,543

Net increase in cash and cash equivalents	151	26,681
Cash and cash equivalents at beginning of period	26,681	-

Cash and cash equivalents at end of period	$26,832	$26,681

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$17,158	$13,011
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature transfer from derivative liability	$-	$966,522
Beneficial conversion feature related to convertible notes	$35,800	$-
Common stock issued in settlement of registration liability	$105,750	$-
Common stock issued in settlement of accounts payable	$14,000	$25,000

The accompanying notes are an integral part of these financial statements

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

As of December 31, 2011 and 2010, the Company has no subsidiaries.  DRV Capital and its subsidiary, EAR Capital, former subsidiaries of the Company, were both dissolved on June 1, 2010. DRV Capital and EAR Capital ceased operations in 2007, and had no assets or liabilities at the time of dissolution.

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

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services.  At December 31, 2011, three clients represented receivables of $5,000 (19%), $10,000 (37%)  and $11,777 (44%). At December 31, 2010, two clients represented receivables of $15,000 (71%) and $4,737 (22%).  The Company does not generally require collateral or other security to support customer receivables.  Accounts receivable are carried at their estimated collectible amounts.  Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly.  Management determines collectability based on their experience and knowledge of the customers.  As of December 31, 2011 and 2010, no allowance for doubtful accounts has been booked.

The Company had two clients accounting for 48% and 43% of total revenue for the year ended December 31, 2011 and two clients accounting for 52% and 41% of total revenue for the year ended December 31, 2010.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations nor cash flows. Refer to Footnote 15 for further discussion regarding fair valuation.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 93,957,794 and 70,943,899 for the years ended December 31, 2011 and 2010, respectively.

Stock-based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10"). The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. Total stock-based compensation expense for the years ended December 31, 2011 and 2010 amounted to $224,000 and $1,636,565, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that the Company has experienced, the match was suspended for the year ended December 31, 2011 and 2010 and will only be re-instated when business conditions warrant.

Reliance on Key Personnel and Consultants

The Company has only 4 full-time employees and 2 consultants. The Company is heavily dependent on the continued active participation of the President and Chief Operating Officer.  The loss of the President or COO could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consist of embedded derivatives and reset provisions related to certain Convertible Debentures and previously issued warrants.  These embedded derivatives include certain conversion features and reset provisions. On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  As of December 31, 2011 and 2010, there were no derivative liabilities or hedges.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $2,121,574 and $561,467 for the years ended December 31, 2011 and 2010, respectively.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $3,838,892 as of December 31, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and/or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 4 –  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 are comprised of the following:

	2011	2010
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(262,669)	(251,054)
Total	$2,717	$14,332

The Company uses the straight line method of depreciation over 3 to 5 years.  During the years ended December 31, 2011 and 2010, depreciation expense charged to operations was $11,615 and $27,268, respectively.

NOTE 5 –  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 are comprised of the following:

	2011	2010
Accounts payable and accrued expenses	$1,468,691	$1,240,026
Accrued interest	567,469	318,366
Payroll and related accruals, net of advance to employees	704,031	399,099
Accrued liquidated damages	-	105,750
Total	$2,740,191	$2,063,241

In private placements of Convertible Notes as described in Note 9 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock.  Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  No registration statement was filed.  As of December 31, 2010, the Company accrued expenses for the potential liquidated damages of $105,750 as fund raising expense in the statement of operations during the year ended December 31, 2010.  The Company issued 1,762,500 shares of common stock for liquidated damages on January 31, 2011 per settlement agreement.

NOTE 6 –  NOTES PAYABLE

As of December 31, 2011 and 2010, short term notes are as follows:

	2011	2010
Bank loans	$275,000	$212,500
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	652,867	590,367
Less current portion	502,867	452,867
Long term portion (only bank loan)	$150,000	$137,500

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  This note is guaranteed by Mr. Burchetta, a Company director.  As of December 31, 2011 and 2010, this note is in default.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 (see above) for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  This note is guaranteed by Mr. Burchetta, a Director of the Company.  The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  The Company also issued 50,000 shares of common stock valued at $122,130 in April 2008 in order to induce the investor to forbear on the note, which was included in expenses in April 2008.  On February 12, 2010, the Company converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, the Company repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of December 31, 2011 and 2010.  As of December 31, 2011 and 2010, this note has matured and is still outstanding and is in default.

During the year ended December 31, 2010, the Company amortized and wrote off debt discount in the aggregate amount of $206,258 related to short term notes that were settled or paid off prior to December 31, 2010.

Bank loans

At December 31, 2010, the Company had a bank loan with a balance of $212,500.  Monthly payments of $6,250 were made for January and February 2011.  On March 11, 2011, the Company paid the $200,000 balance on the outstanding loan and received a new unsecured loan for $250,000 at a rate of 6.25% with monthly principal payments of $6,250 maturing October 31, 2013, guaranteed by Mr. Mooney.  On October 7, 2011, the remaining $212,500 balance on the loan was repaid, and a new loan was issued in the amount of $237,500 at the same 6.25% interest rate and with monthly payments of $6,250 maturing on December 1, 2014, also guaranteed by Mr. Mooney.  The outstanding balance on the new October loan as of December 31, 2011 is $225,000.

On April 15, 2011, the Company borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on July 1, 2011.  The loan was guaranteed by Mr. Mooney.  The loan was subsequently extended to September 1, 2011.  The Company repaid this loan by paying $25,000 on July 26, 2011 and September 9, 2011.  On December 20, 2011, the Company again borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on April 1, 2012.  This loan is again guaranteed by Mr. Mooney.  The loan has been extended to July 1, 2012.

NOTE 7 –  NOTES PAYABLE, RELATED PARTIES

As of December 31, 2011 and 2010, notes payable, related parties are as follows:

	2011	2010
Note payable dated January 14, 2011	$6,000	$-
Note payable dated April 14, 2011	25,000	-
Note payable dated April 15, 2011	25,000	-
Note payable dated May 27, 2011	10,000	-
Series A Convertible note, net of unamortized debt discount of $5,000 and $11,667, respectively	15,000	8,333
Total	81,000	8,333
Less current portion	81,000	-
Long term portion	$-	$8,333

On January 14, 2011, the President David M. Rainey loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011.  The loan has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.   During the year ended December 31, 2011, the Company amortized the debt discount and charged $2,220 to interest expense - amortization of debt discount.

On April 14, 2011, the Chief Executive Officer James G. Brakke loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The loan has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $8,850, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.   During the year ended December 31, 2011, the Company amortized the debt discount and charged $8,850 to interest expense - amortization of debt discount.

On April 15, 2011, a director William M. Mooney, Jr. loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The note has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $8,850, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.   During the year ended December 31, 2011, the Company amortized the debt discount and charged $8,850 to interest expense- amortization of debt discount.

On May 27, 2011, a director William M. Mooney, Jr. loaned an additional $15,000 (unsecured) (of which $5,000 has been repaid in 2011) to the Company with a due date of September 30, 2011.  The note has been extended to December 31, 2011.  The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $5,610, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the year ended December 31, 2011, the Company amortized the debt discount and charged $5,610 to interest expense- amortization of debt discount.

As described in Note 9 below, From June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note by the Chief Executive Officer James G. Brakke prior to joining the Company.  See Note 9 for full description.

NOTE 8 –  LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor.  Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity.  The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. The Note was recorded net of a deferred debt discount of $15,000, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount was amortized over the term of the Note.   On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Unpaid accrued interest on this loan as of December 31, 2011 and 2010 was $46,710 and $28,590, respectively.  As of December 31, 2011 and 2010, the outstanding balance on this loan was $151,000.  The loan matured on November 24, 2009 and is still outstanding at this time.  During the years ended December 31, 2011 and 2010, the Company recorded $18,120 and $20,298, respectively, as interest expense.

NOTE 9 –  CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	2011	2010
Series A Convertible Notes, net of unamortized debt discount of $246,750 and $519,083, respectively	$570,250	$297,917
S Series B Convertible Notes, net of unamortized debt discount of $88,884 and $162,971, respectively	136,116	62,029
Series C convertible Notes, net of unamortized debt discount of $109,003 and $180,983, respectively	150,997	79,017
Series D Convertible Notes, net of unamortized debt discount of $7,133	17,867	-
Total	875,230	438,963
L Less: Current portion	(345,181)	-
L Long term portion	$530,049	$438,963

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the year ended December 31, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $272,333 and $464,190, respectively.  During the years ended December 31, 2010 and 2009, $400,459 plus accrued interest was converted to stock by the terms of the notes, leaving a balance remaining of $817,000 at December 31, 2011 and 2010.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%.  During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at December 31, 2011 and 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the years ended December 31, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $74,087 and $101,353, respectively.  The Series B Convertible Notes had a liquidated damages clause requiring a registration statement to be filed within 90 days of the last closing, or damages of 1% of shares for the next 90 days until filed are assessed.  No registration statement was filed.  The last closing occurred on April 22, 2010.  The initial 90 day period expired on July 21, 2010.  The damages accrued until October 19, 2010.  The value of these damages of $105,750 is accrued for the year ended December 31, 2010 (see Note 5).  The 1,762,500 shares were issued on January 31, 2011 in full settlement of the damages with no remaining liability under the clause.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company.  In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the private placement”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the years ended December 31, 2011 and 2010, the Company recorded amortization of the debt discount related to these notes of $71,980 and $34,957, respectively.

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the year ended December 31, 2011, the Company recorded amortization of the debt discount relating to these notes of $3,138.

Aggregate Maturity of Long-Term convertible notes, if not converted, as of December 31, 2011 are as follows:

Year	Amount
2012	509,500
2013	812,500
2014	25,000
Total	1,347,000
Less Related party (Note 7)	20,000
Less Debt Discount	451,770
$875,230

NOTE 10 – DERIVATIVE LIABILITY

The Company records derivative financial instruments consisting of embedded derivatives related to convertible notes and embedded reset provisions contained within Convertible Notes and related issued warrants.  Prior to August 12, 2010, our 6-month unsecured convertible debentures issued on September 30, 2008 and October 1, 2008 and our Series C Convertible Notes (Note 9) contained floating conversion rates or reset warrants.  Because the embedded conversion features were at a discount to market of the Company’s common stock, the Company could not ensure that it would have an adequate number of authorized shares to meet the conversion demands of any of the convertible notes or share demands from the exercise of warrants.  Therefore, any issued notes or warrants where the beneficial conversion feature or the fair value of the issued warrants would normally be accounted for as an equity transaction under ASC 470-20, the Company was required to classify these instruments as a derivative liability.  On August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.

NOTE 11 — STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2011 and 2010, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At December 31, 2011 and 2010, the Company has authorized 200,000,000 shares of common stock,  par value $0.001, of which 85,587,703 and 78,459,515 are issued and outstanding, respectively

On June 3, 2010 the authorized shares of common stock par value $0.001 of the Company was increased to 200,000,000 shares from 100,000,000 shares.

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

During the year ended December 31, 2010, the Company issued an aggregate of 2,759,996 shares of common stock upon the exercise of warrants; of which 224,997 shares were exercised on a cashless basis, 2,399,999 shares were issued in exchange for financing expenses and the Company received proceeds of $1,350 for 135,000 shares issued.

During the year ended December 31, 2010, the Company issued 3,402,000 shares of common stock, valued at $359,700, as compensation for professional services rendered.

During the year ended December 31, 2010, the Company sold 16,000,000 shares of common stock (plus 16,000,000 investor warrants) for gross proceeds of $1,600,000 (net proceeds of $1,355,686).

On January 31, 2011, the Company issued 1,762,500 shares of common stock in settlement of liquidation damages incurring in connection with the issuance of convertible notes of $105,750 previously accrued at December 31, 2010.

During the year ended December 31, 2011, the company sold 4,825,000 shares of stock for net proceeds of $482,500.  The investors also received 9,650,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share.  The warrants are 50% “cashless” and 50% cash for their exercise and have a five year exercise period.

During the year ended December 31, 2011, a director William M. Mooney, Jr. exercised a warrant for 8,854 shares at a cost of $89.

During the year ended December 31, 2011, investors exercised an aggregate of 78,400 warrants cashlessly in exchange for 41,834 shares of the Company's common stock.

During the year ended December 31, 2011, the Company issued 350,000 shares of its common stock in exchange for services of $40,000.

During the year ended December 31, 2011, the Company issued 140,000 shares of its common stock in exchange for the settlement of $14,000 of accounts payable.

NOTE 12 –  WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,771,600	3.63	$0.10	1,771,600	$0.10
0.15	4,183,334	3.15	0.15	4,183,334	0.15
0.25	38,881,750	3.77	0.25	38,881,750	0.25
0.30	250,000	4.11	0.30	250,000	0.30
0.40	12,974,590	3.07	0.40	12,974,590	0.40
1.00	678,000	0.74	1.00	678,000	1.00
1.07	37,500	0.98	1.07	37,500	1.07
1.25	350,000	1.08	1.25	350,000	1.25
1.95	50,000	1.24	1.95	50,000	1.95
2.00	137,500	0.80	2.00	137,500	2.00
2.45	99,000	1.27	2.45	99,000	2.45
Total	59,413,274	3.39	$0.30	59,413,274	$0.30

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	17,118,888	$0.36
Issued	36,030,084	0.25
Exercised	(2,760,000)	0.00036
Canceled or expired	(981,777)	0.28
Outstanding at December 31, 2010	49,407,195	0.33
Issued	10,610,000	0.25
Exercised	(87,254)	(0.09)
Expired	(516,667)	(2.68)
Outstanding at December 31, 2011	59,413,274	$0.30

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

In conjunction with the sale of common stock during 2011, the Company issued an aggregate of warrants to purchase 9,650,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance and are 50% cashless and 50% cash at exercise.

In conjunction with the issuance of debt and settlement of payables during 2010, the Company issued warrants to purchase an aggregate of 8,733,372 shares of common stock with an exercise price from $0.15 to $0.40 per share expiring five years from the date of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing method.

In conjunction with certain consulting services during 2010, the Company issued an aggregate of warrants to purchase an aggregate of 6,563,381 shares of common stock with an exercise prices from $0.15 to $0.40 per share expiring five years from the date of issuance. These warrants contain a "cashless exercise" feature. The fair value of the warrants of $246,615 was determined using the Black-Scholes option pricing method.

In conjunction with the settlement of litigation during 2010, the Company issued warrants to purchase 250,000 shares of common stock with an exercise prices from $0.15 per share expiring five years from the date of issuance. The fair value of the warrants of $114,959 was determined using the Black-Scholes option pricing method.

In conjunction with the sale of the Company's common stock during 2010, the Company issued warrants to purchase 16,000,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance. Additionally the Company issued warrants to purchase 3,200,000 shares of common stock to placement agents with half of the 5-year placement agent warrants having an exercise price of $0.10 and half having an exercise price of $0.25.

In conjunction with the settlement of certain reset provisions of previously issued warrants during 2010, the Company issued aggregate of 1,283,331 warrants with an exercise price of $0.25 per share 5 years in satisfaction of reset provisions of certain previously issued warrants.

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,250,000	5.09	$0.10	650,000	$0.10
0.13	500,000	5.51	0.13	500,000	0.13
0.70	75,000	3.44	0.70	75,000	0.70
1.84	25,000	3.42	1.84	25,000	1.84
Total	4,850,000	5.10	$0.12	1,250,000	$0.18

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	103,000	$1.10
Issued	4,500,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	250,000	0.10
Exercised	--	--
Expired	(3,000)	(5.00)
Outstanding at December 31, 2011	4,850,000	$0.12

In the year 2010, the Board granted an aggregate of stock options to purchase 4,500,000 shares of common stock of the Company at an exercise prices from $0.10 to $0.13 with an exercise period of seven years to non-employees.

In the year 2011, the Board granted stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.10 with an exercise period of seven years to non-employees, vesting immediately. The fair value of all non-employee options vesting in the year ended December 31, 2011 and 2010 of $25,000 and $97,000, respectively, was charged to current period operations.

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2011:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	6.42	$0.06	2,000,000	$0.06
0.09	250,000	6.93	0.09	250,000	0.09
0.15	250,000	1.88	0.15	250,000	0.15
0.17	4,500,000	5.27	0.17	4,500,000	0.17
0.19	1,000,000	4.61	0.19	1,000,000	0.19
0.20	250,000	1.31	0.20	250,000	0.20
0.22	175,000	5.25	0.22	175,000	0.22
0.80	350,000	3.07	0.80	350,000	0.80
1.00	350,000	3.54	1.00	350,000	1.00
1.25	634,500	2.76	1.25	634,500	1.25
1.40	350,000	3.70	1.40	350,000	1.40
1.50	263,500	1.99	1.50	263,500	1.50
1.63	20,000	3.46	1.63	20.000	1.63
1.84	10,000	3.42	1.84	10,000	1.84
4.75	203,000	2.32	4.75	203,000	4.75
5.00	1,829,934	4.28	5.00	1,829,934	5.00
10.00	20,000	1.74	10.00	20,000	10.00
Total	13,955,934	3.17	$0.99	12,455,934	$0.99

 Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	6,851,934	$5.89
Issued	5,175,000	0.14
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	12,026,934	1.50
Issued	3,750,000	0.06
Exercised	--	--
Expired	(1,821,000)	2.44
Outstanding at December 31, 2011	13,955,934	$0.99

During the year ended December 31, 2011, the Board granted an aggregate of stock options to purchase 3,750,000 shares of common stock of the Company at exercise prices of $0.06 to $0.09 with exercise periods of seven years to the officers and a new board member.  The grants were valued using the Black-Scholes model and had a value of $232,500 and are ratably amortized over the vesting period to operations.

During the year ended December 31, 2010, the Board granted an aggregate of stock options to purchase 5,175,000 shares of common stock of the Company at exercise prices of $0.10 to $0.22 with exercise periods from three to seven years to key employees, officers and a new advisory board member.  The grants were valued using the Black-Scholes model and had a value of $949,750 and are ratably amortized over the vesting period to operations.

Total stock-based compensation expense for employee options for the year ended December 31, 2011 and 2010 amounted to $159,000 and $933,250, respectively.

NOTE 13 –  COMMITMENTS AND CONTINGENCIES

Litigation

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us.  The complaint was answered on August 14, 2008 raising various affirmative defenses.  On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York.  The case has been on hold since the bankruptcy filing.  On March 18, 2009, the Company filed a counterclaim in the bankruptcy court for legal malpractice and the defenses raised in the previously filed answer.  The full amount in dispute is included in the Company’s accounts payable.  The bankruptcy case has stayed this litigation and is still pending at this time.  However, the Company believes that based on bankruptcy law this action will be discharged along with the bankruptcy case following distribution of the assets of the estate with no liability to us.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Employment agreements

James D. Burchetta

On September 29, 2009 and effective as of August 1, 2009, the Company and Mr. James D. Burchetta amended his consulting agreement from a full-time consulting position to a part-time consulting position.  In addition, the monthly consulting fee was reduced from $20,833 per month to $10,000 per month.  Finally, Mr. Burchetta waived the condition that his compensation exceeds that of the CEO by at least $25,000 per year and has comparable benefits.  In return for the modifications to the contract with a termination date of January 13, 2013, Mr. Burchetta received 1,686,000 shares of common stock during the year ended December 31, 2009, which represents the reduction in compensation during the remaining term of the agreement.

As of December 31, 2011, the Company owes Mr. Burchetta an aggregate of $130,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined the Company as Chief Financial Officer and Treasurer.  Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009.  Mr. Rainey stepped down as Interim CEO on April 12, 2010.  Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company.  Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors.  Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company.  Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors.  Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits.  Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding.  Effective June 1, 2011, Mr. Rainey agreed to reduce his salary until December 31, 2011 or until the Company reaches cash flow breakeven to $125,000 for a grant of 1,500,000 stock options.  As of December 31, 2011, the Company owes $193,416 in salary under the agreement.

James G. Brakke

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke.   Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board.   Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits.   Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17.  As of December 31, 2011, the Company owes $177,727 in salary under the agreement that has accrued according to the terms of the agreement.

Michael J. Cassella

On June 1, 2011, the Company entered into an employment agreement with Michael J. Cassella.  Mr. Cassella receives an annual salary of $150,000 to serve as the Company’s Chief Operating Officer.  Mr. Cassella is also eligible for standard employee benefits including medical and dental beginning September 1, 2011.  Mr. Cassella gets paid a commission of 4% of all new sales which he brings into the Company excluding the Company’s current clients and sales pipeline on his date of hire.  Mr. Cassella is eligible for a bonus of 7% on the amount of an investment for the referral of any investors to the Company.  Finally, Mr. Cassella is eligible for a bonus when the stock price reaches $0.50 and again at $1.00 when the shares trade at those levels for 20 consecutive trading days respectively.  Mr. Cassella’s contract is a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company.  The Company retained the right to terminate the contract on 30 days notice during the initial six months of the contract.  As of December 31, 2011, the Company owes $27,034 in salary under the agreement.

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

NOTE 14 –  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company issued a total of 5,175,000 options to members of the Company's board of directors, new advisory board members, three new employees and an officer as compensation for their services valued at $949,750.

On December 22, 2010, the Co-Chairman and Founder James D. Burchetta sold to a third party the unpaid accrued expenses in the amount of $122,500 due from the Company for cash at a discount.  The purchaser of the accrued expenses converted the amount due to 1,225,000 shares of common stock of the Company.

On January 14, 2011, the President David M. Rainey loaned us $6,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 60,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan (see Note 7).

On April 14, 2011, the Chief Executive Officer James G. Brakke loaned us $25,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan (see Note 7).

On April 15, 2011, a Director William M. Mooney, Jr. loaned us $25,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan (see Note 7).

On May 27, 2011, a Director William M. Mooney, Jr. loaned us $15,000 on a short term loan due December 31, 2011.  The note carries interest at a rate of 12%.  Warrants to purchase 150,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.  On June 3, 2011, a partial repayment of $5,000 was made to Mr. Mooney.  The balance outstanding on this loan is $10,000 at December 31, 2011 (see Note 7).

During the year ended December 31, 2011, the Company issued a total of 4,000,000 options to two officers, a new director and a consultant as compensation for their services valued at $167,500.

Certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 6).

NOTE 15 - FAIR VALUE MEASUREMENT

The Company follows the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the Company's financial instruments as of December 31, 2011 which was recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability			$ (-0-)

At December 31, 2011, the carrying amounts of the notes payable approximate fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

Year Ended December 31, 2011
Derivative Liability
Balance, December 31, 2009	$7,518,056
Total (gains) losses
Initial fair value of debt derivative on note issuance	375,986
Initial fair values of warrants issued containing reset provisions	616,490
-
Mark-to-market at December 31, 2010:	-
- Embedded debt derivative and warrant liabilities	(4,957,470)
Transfers in and/or out of Level 3	(3,553,062)

Balance, December 31, 2010 and 2011	$-0-
Net gain for the period included in earnings relating to the liabilities held at December 31, 2010	$4,957,470
Net gain for the period included in earnings relating to the liabilities held at December 31, 2011	$-0-

As described in Note 10, on August 12, 2010, those financial instruments that contained embedded conversion derivatives and reset provisions were extinguished and, therefore, the initial determined fair values of the conversion features and reset provisions of $3,553,062 were reclassified from liability to equity.  The table above shows the additions for 2010 during the period from January 1, 2010 to August 12, 2010.  The next item is the total changes as the derivatives were marked to market as required.  Finally, upon extinguishment, the initial value of the derivative instruments was returned to equity where it would have been booked originally in the absence of the embedded derivative features.

NOTE 16 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2011	2010
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.7	4.7
Derivative Liability		300.2
Debt Costs		(41.1)
Change in Valuation Allowance	(38.7)	(297.8)

The significant components of the deferred tax assets (liabilities) at December 31, 2011 and 2010, are summarized as follows:

	2011	2010
Deferred tax assets:
Stock Based Compensation	$1,717,177	$1,645,995
Net Operating Losses	12,066,277	11,316,707
Intangibles	2,641,655	2,641,655
Total deferred tax assets	16,425,109	15,604,357

Deferred tax liabilities:	-	-
Total deferred tax liabilities	-	-

Valuation allowance	(16,425,109)	(15,604,357)
Net deferred tax assets	$-	$-

As of December 31, 2011 and 2010, the Company had U.S. federal and state net operating loss carryforwards of approximately $32,2 million an d $29.3 million, respectively, which expire at various dates from 2022 through 2031. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions.  ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2002 to December 31, 2011 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

The Federal and State tax returns for the periods 2007, 2008, 2009, 2010 and 2011 have not yet been filed.  The Company expects to complete these tax returns during 2012.

NOTE 17 — SUBSEQUENT EVENTS

Subsequent to December 31, 2011, four unaffiliated investors purchased 1,550,000 shares of stock for $155,000 in cash proceeds.  The investors were issued 3,100,000 warrants with a five year exercise period at a price of $0.25 per share.  The price is 50% cash and 50% “cashless” on the exercise.

Subsequent to December 31, 2011, the Chief Executive Officer James G. Brakke loaned the Company $5,000 on a short term loan at an interest rate of 12%.  The officer also received 50,000 five year warrants at an exercise price of $0.25 per share.

Subsequent to December 31, 2011, a director William M. Mooney, Jr. loaned the Company $5,000 on a short term loan at an interest rate of 12%.  The director also received 50,000 five year warrants at an exercise price of $0.25 per share.