Form 10-Q
period 2012-03-31
DEBT RESOLVE INC
filed 2012-06-11
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No

As of May 21, 2012, 87,387,703 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$15,511	$26,832
Accounts receivable, net	28,025	26,777
Prepaid expenses and other current assets	49,416	77,738
Total current assets	92,952	131,347

Fixed assets, net	1,868	2,717

Other assets:
Deposits	1,000	1,000

Total assets	$95,820	$135,064

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and other accrued liabilities	$2,890,115	$2,740,191
Notes payable, current portion	502,867	502,867
Notes payable-related parties	92,667	81,000
Convertible short-term notes	744,174	345,181
Line of credit, related party	151,000	151,000
Total current liabilities	4,380,823	3,820,239

Long term debt:
Note payable, long term portion	131,250	150,000
Convertible long-term notes	236,511	530,049
Total liabilities	4,748,584	4,500,288

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,137,703 and 85,587,703 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively	87,138	85,588
Additional paid in capital	66,929,499	66,726,119
Accumulated deficit	(71,669,401)	(71,176,931)
Total stockholders' deficiency	(4,652,764)	(4,365,224)

Total liabilities and stockholders' deficiency	$95,820	$135,064

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEBT RESOLVE, INC.
 CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2012	2011

REVENUES:	$48,610	$35,483

Costs and expenses:
Payroll and related expenses	211,736	154,225
Selling, general and administrative expenses	146,402	328,543
Depreciation and amortization	849	3,128
Total costs and expenses	358,987	485,896

Net loss from operations	(310,377)	(450,413)

Other income (expense):
Interest expense	(70,041)	(58,780)
Interest expense - amortization of debt discounts	(112,052)	(107,485)

Net loss before provision for income taxes	(492,470)	(616,678)

Income tax (benefit)	-	-

Net loss	$(492,470)	$(616,678)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding used in loss per share calculation, basic and diluted	86,066,824	79,614,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEBT RESOLVE, INC.
 CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2012
(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	-	-	85,587,703	85,588	66,726,119	(71,176,931)	(4,365,224)
Sale of common stock, net of costs and fees	-	-	1,550,000	1,550	153,450	-	155,000
Fair value of options issued to employees for services	-	-	-	-	45,000	-	45,000
Deferred debt discount in connection with related party notes payable	-	-	-	-	4,930	-	4,930
Net loss	-	-	-	-	-	(492,470)	(492,470)
Balance, March 31, 2012	-	$-	87,137,703	$87,138	$66,929,499	$(71,669,401)	$(4,652,764)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(492,470)	$(616,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	849	3,128
Amortization of debt discounts	112,052	107,485
Stock based compensation	45,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,248)	(7,160)
Prepaid expenses and other assets	28,322	3,555
Accounts payable and accrued expenses	149,924	418,288
Net cash used in operating activities	(157,571)	(91,382)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(3,603)
Proceeds from sale of common stock, net of costs and fees	155,000	43,500
Proceeds from issuance of short term notes-related party	10,000	-
Repayment of short term notes	(18,750)	-
Proceeds from long term notes	-	25,000
Net cash provided by financing activities	146,250	64,897

Net decrease in cash and cash equivalents	(11,321)	(26,485)
Cash and cash equivalents at beginning of period	26,832	26,681

Cash and cash equivalents at end of period	$15,511	$196

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$4,092	$3,315
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Note payable issued for accrued expenses	$-	$105,750

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Credit Risk

The Company extends credit to large, mid-size and small companies for collection services.   At March 31, 2012,  three clients represented receivables of $10,000 (36%), $10,000 (36%), and $4,075 (15%).  At December 31, 2011, three clients represented receivables of $5,000 (19%), $10,000 (37%) and $11,777 (44%).  As of March 31, 2012 and December 31, 2011, no allowance for doubtful accounts has been recognized.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

The Company had two clients accounting for 30.85% and 30.85%; (total of 61.70%) of total revenues for the three months ended March 31, 2012, respectively, and had two clients accounting for 50% and 42%; (total of 92%) of total revenues for the three months ended March 31, 2011.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 98,205,158 and 89,528,787 for the three months ended March 31, 2012 and 2011, respectively.

Stock-based compensation

Total stock-based compensation expense for the three months ended March 31, 2012 and 2011 amounted to $45,000 and $0, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees.  The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed.  Due to the severe cash limitations that the Company has experienced, the match was suspended from mid-2008 to the present and will only be re-instated when business conditions warrant.

Reliance on Key Personnel and Consultants

The Company has only 4 full-time employees.  Additionally, there are 2 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of the President, the Chief Operating Officer and key consultants.  The loss of the President, Chief Operating Officer or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3 –  GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $492,470 for the three months ended March 31, 2012.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $4,287,871 as of March 31, 2012.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and December 31, 2011 are comprised of the following:

	March 31, 2012	December 31, 2011
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(263,518)	(262,669)
Total	$1,868	$2,717

The Company uses the straight line method of depreciation over 3 to 5 years.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 –  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2012 and December 31, 2011 are comprised of the following:

	March 31, 2012	December 31, 2011
Accounts payable and accrued expenses	$1,512,120	$1,468,691
Accrued interest	632,522	567,469
Payroll and related accruals, net of advance to employees	745,473	704,031
Total	$2,890,115	$2,740,191

NOTE 6 –  NOTES PAYABLE

As of March 31, 2012 and  December 31, 2011, short term notes are as follows:

	March 31, 2012	December 31, 2011
Bank loans	$256,250	$275,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	634,117	652,867
Less current portion	502,867	502,867
Long term portion (only bank loan)	$131,250	$150,000

Investor notes payable

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  This note is guaranteed by Mr. Burchetta, a Company director.  As of March 31, 2012 and December 31, 2011, this note is in default.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

As of March 31, 2012 and December 31, 2011, the principal balance of the note was $177,867, and is still in default.

Bank loans

On October 7, 2011, a bank loan was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 maturing on December 1, 2014, and guaranteed by Mr. Mooney.  During the three months ended March 31, 2012, the Company repaid $18,750 towards the outstanding note. The outstanding balance on the bank loan as of March 31, 2012 and December 31, 2011 is $206,250 and $225,000, respectively.

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

NOTE 7 –  NOTES PAYABLE, RELATED PARTIES

As of March 31, 2012 and December 31, 2011, notes payable, related parties are as follows:

	March 31, 2012	December 31, 2011
Note payable dated January 14, 2011	$6,000	$6,000
Note payable dated April 14, 2011	25,000	25,000
Note payable dated April 15, 2011	25,000	25,000
Note payable dated May 27, 2011	10,000	10,000
Note payable dated January 18, 2012	5,000	-
Note payable dated January 20, 2012	5,000	-
Series A Convertible note, net of unamortized debt discount of $3,333 and $5,000, respectively	16,667	15,000
Total	92,667	81,000
Less current portion	92,667	81,000
Long term portion	$-	$-

On January 14, 2011, the President David M. Rainey loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011.  The loan has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.   During the three months ended March 31, 2012 and 2011, the Company amortized the debt discount and charged $0 and $1,110, respectively.

On April 14, 2011, the Chief Executive Officer James G. Brakke loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The loan has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

On April 15, 2011, a director William M. Mooney, Jr. loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The note has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On May 27, 2011, a director William M. Mooney, Jr. loaned an additional $15,000 (unsecured) (of which $5,000 has been repaid in 2011) to the Company with a due date of September 30, 2011.  The note has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On January 18, 2012, the Chief Executive Officer James G Brakke loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,495, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three months ended March 31, 2012, the Company amortized the debt discount and charged $2,495 to interest expense- amortization of debt discount.

On January 20, 2012, a director William M. Mooney, Jr.  loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,435, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the three months ended March 31, 2012, the Company amortized the debt discount and charged $2,435 to interest expense- amortization of debt discount.

As described in Note 9 below, From June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note by the Chief Executive Officer James G. Brakke prior to joining the Company.  See Note 9 for full description.  . During the three months ended March 31, 2012 and 2011, the Company amortized the debt discount and charged $1,667 and $1,667, respectively, to interest expense - amortization of debt discount.

Total unpaid accrued interest on the notes payable to related parties as of March 31, 2012 and December 31, 2011 was $7,937 and $5,722, respectively. During the three months ended March 31, 2012 and 2011, the Company recorded interest expense of $2,215 and $0, respectively, in connection with the notes payable to related parties.

NOTE 8 –  LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor.  Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity.  The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Unpaid accrued interest on this loan as of March 31, 2012 and December 31, 2011 was $51,227 and $46,710, respectively.  As of March 31, 2012 and December 31, 2011, the outstanding balance on this loan was $151,000.  The loan matured on November 24, 2009 and is currently in default.  During the three months ended March 31, 2012 and 2011, the Company recorded $4,517 and $4,468, respectively, as interest expense.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 9 –  CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	March 31, 2012	December 31, 2011
Series A Convertible Notes, net of unamortized debt discount of $178,667 and $246,750, respectively	$638,333	$570,250
Series B Convertible Notes, net of unamortized debt discount of $70,363 and $88,884, respectively	154,637	136,116
Series C convertible Notes, net of unamortized debt discount of $91,008 and $109,003, respectively	168,992	150,997
Series D Convertible Notes, net of unamortized debt discount of $6,277 and $7,133, respectively	18,723	17,867
Total	980,685	875,230
Less: Current portion	(744,174)	(345,181)
Long term portion	$236,511	$530,049

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $68,083 and $67,620, respectively.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%.  During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at December 31, 2011 and 2010.  The interest accrues and is payable at maturity.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above.  In addition, at conversion, the investors will receive 900,000 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The warrants are callable when the Company's stock trades above $0.75 per share for 10 consecutive trading days.  The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $18,521 and $18,522, respectively.  The Series B Convertible Notes had a liquidated damages clause requiring a registration statement to be filed within 90 days of the last closing, or damages of 1% of shares for the next 90 days until filed are assessed.  No registration statement was filed.  The last closing occurred on April 22, 2010.  The initial 90 day period expired on July 21, 2010.  The damages accrued until October 19, 2010.  The value of these damages of $105,750 is accrued for the year ended December 31, 2010.  The 1,762,500 shares were issued on January 31, 2011 in full settlement of the damages with no remaining liability under the clause.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company.  In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the private placement”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $17,995 and $17,995, respectively.

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the three months ended March 31, 2012 and 2011, the Company recorded amortization of the debt discount relating to these notes of $856 and $571, respectively.

Aggregate Maturity of Long-Term convertible notes, if not converted, as of March 31, 2012 are as follows:

Year	Amount
2012	509,500
2013	812,500
2014	25,000
Total	1,347,000
Less Related party (Note 7)	20,000
Less Debt Discount	346,315
$980,685

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 10 –  WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,771,600	3.38	$0.10	1,771,600	$0.10
0.15	4,183,334	2.90	0.15	4,183,334	0.15
0.25	42,081,750	3.52	0.25	42,081,750	0.25
0.30	250,000	3.86	0.30	250,000	0.30
0.40	12,974,590	2.82	0.40	12,974,590	0.40
1.00	678,000	0.49	1.00	678,000	1.00
1.07	37,500	0.73	1.07	37,500	1.07
1.25	350,000	0.83	1.25	350,000	1.25
1.95	50,000	0.99	1.95	50,000	1.95
2.00	137,500	0.55	2.00	137,500	2.00
2.45	99,000	1.02	2.45	99,000	2.45
Total	62,613,274	3.27	$0.29	62,613,274	$0.29

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	49,407,195	$0.33
Issued	10,610,000	0.25
Exercised	(87,254)	(0.09)
Canceled or expired	(516,667)	(2.68)
Outstanding at December 31, 2011	59,413,274	0.30
Issued	3,200,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2012	62,613,274	$0.29

In conjunction with the sale of the Company's common stock during 2012, the Company issued warrants to purchase 3,100,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance.

In conjunction with issuance of short term notes to related parties during 2012, the Company issued an aggregate of warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance.  The fair value of the warrants was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 280.93% to 282.20%; and Risk free rate: 0.82% to 0.91% and was amortized and charged to interest expense-amortization of debt discount over the term of the related notes (see Note 7).

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,250,000	4.84	$0.10	650,000	$0.10
0.13	500,000	5.26	0.13	500,000	0.13
0.70	75,000	3.19	0.70	75,000	0.70
1.84	25,000	3.17	1.84	25,000	1.84
Total	4,850,000	4.85	$0.12	1,250,000	$0.18

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	250,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2012	4,850,000	$0.12

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	6.17	$0.06	2,000,000	$0.06
0.09	250,000	6.68	0.09	250,000	0.09
0.095	500,000	6.80	0.095	500,000	0.095
0.15	250,000	1.63	0.15	250,000	0.15
0.17	4,500,000	5.02	0.17	4,500,000	0.17
0.19	1,000,000	4.36	0.19	1,000,000	0.19
0.20	250,000	1.06	0.20	250,000	0.20
0.22	175,000	5.00	0.22	175,000	0.22
0.80	350,000	2.82	0.80	350,000	0.80
1.00	350,000	3.29	1.00	350,000	1.00
1.25	634,500	2.51	1.25	634,500	1.25
1.40	350,000	3.45	1.40	350,000	1.40
1.50	243,500	1.74	1.50	243,500	1.50
1.63	20,000	3.21	1.63	20.000	1.63
1.84	10,000	3.17	1.84	10,000	1.84
4.75	203,000	2.07	4.75	203,000	4.75
5.00	1,829,934	4.03	5.00	1,829,934	5.00
10.00	20,000	1.49	10.00	20,000	10.00
Total	14,435,934	4.74	$0.97	12,935,934	$0.97

 Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	12,026,934	$1.50
Issued	3,750,000	0.06
Exercised	--	--
Canceled or expired	(1,821,000)	2.44
Outstanding at December 31, 2011	13,955,934	0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at March 31, 2012	14,435,934	$0.97

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

During the three months ended March 31, 2012, the Board granted stock options to purchase 500,000 shares of common stock of the Company at exercise price of $0.095 with exercise period of seven years to an existing employee, fully vested.  The grant was valued using the Black-Scholes model and had a value of $45,000 and was charged to operations for the three months ended March 31, 2012. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 282.58%; and Risk Free rate: 1.31%

Total stock-based compensation expense for employee options for the three months ended March 31, 2012 and 2011 amounted to $45,000 and $0, respectively.

NOTE 11 –  COMMITMENTS AND CONTINGENCIES

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

NOTE 12 –  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 6).  Also, certain directors and officers made short-term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $6,732 and $4,468 for the three months ended March 31, 2012 and 2011, respectively (Note 7 and Note 8).

NOTE 13 –  SUBSEQUENT EVENTS

On April 19, 2012, the Company issued 250,000 shares to a consultant in compensation for investor relations services.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Since completing initial product development in early 2004, our primary business has been providing  software solutions to consumer lenders or those collecting on those consumer loans based on our proprietary DR Settle™ solution, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet.  In 2010, we launched two other solutions, DR Prevent™ for early stage collections and DR Collect™, a solution specifically tailored to agencies and law firms.  We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia.  We intend to market our services to other segments served by the collections industry worldwide.  For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected.  We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online or payday lenders.  We believe that consumers who incurred their debt over the Internet will be quite likely to respond favorably to an Internet-based collection solution.  In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail.  Also, there are significant opportunities for us in healthcare with hospitals and large provider groups.  We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections.  We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business.  However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

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

Our current contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our Debt Resolve solutions, flat fees per settlement achieved, flat fees per account placed, or a flat monthly fee.  Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month.  For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis.  While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model.  Most contracts currently in process include provisions for set up fees and base revenue on a flat monthly or annual fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well.  In addition, with respect to our early delinquency stage DR Prevent module, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods.  In October 2010, we launched a new application, DR Collect, which targets collection agencies and collection law firms on a flat monthly fee basis.  Finally, we launched iSettleNow.com in late 2011 that charges new clients a setup fee and a percent of payments made through the solution.  As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

            For the three months ending March 31, 2012 and 2011, we had significantly inadequate revenues and incurred a net loss of $492,470 and $616,678, respectively, from operations.  Cash used in operating activities was $157,571 for the three months ended March 31, 2012.  Cash used in operating activities was $632,355 for the year ended December 31, 2011.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $792,500 in stock purchases or a total of $2,539,500.

In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $256,250 is still outstanding as of March 31, 2012.  Finally, board members and management have loaned us $230,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

We expect revenue to increase in 2012 based on current contracts and our sales pipeline by approximately 200% from calendar 2011.  During 2011, we used approximately $650,000 in cash plus we increased our accounts payable and accrued expenses for operations (excluding accrued interest) by another $350,000, for a total cash need of $1 million in 2011, with revenue of only $138,000.  We expect similar expenses in 2012 and also have maturing notes of $500,000.  Many of our partnerships that are currently driving revenue growth are only beginning to become active, and revenue for 2012 may substantially exceed the 200% increase based on current partnership agreements in place.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Revenues totaled $48,610 and $35,483 for the three months ended March 31, 2012 and 2011, respectively.  We earned revenue during the three months ended March 31, 2012 and 2011 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $211,736 for the three months ended March 31, 2012, as compared to $154,225 for the three months ended March 31, 2011, an increase of $57,511.  The increase mainly resulted from the stock based compensation issued in 2012 for $45,000.  We did not have any employee stock compensation expense in the three months ended March 31, 2011.  Salaries were $143,350 and $132,500 in the three months ended March 31, 2012 and 2011, respectively, as one employee was added after the 2011 quarter.  Employee benefits were $23,386 and $21,725 in the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses.  General and administrative expenses amounted to $146,402 for the three months ended March 31, 2012, as compared to $328,543 for the three months ended March 31, 2011, a decrease of $182,141.  Service fees were $45,224 and $64,887 for the three months ended March 31, 2012 and 2011, respectively.  Stock compensation to consultants was $0 for the three months ended March 31, 2012 and 2011.  Occupancy expense was $7,076 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.  Telecommunications expense was $14,248 and $14,339 for the three months ended March 31, 2012 and 2011, respectively.  Accounting expenses decreased to $38,421 for the three months ended March 31, 2012 from $96,575 for the three months ended March 31, 2011. We had more accounting services and billings received in the first quarter of 2011, whereas in 2012 more accounting services and billings were received in the second quarter of 2012.  Travel, marketing, insurance and legal expense were $4,825, $7,498, $25,536 and $-0- in the three months ended March 31, 2012 compared with $4,801, $19,572, $28,922 and $86,303 in the three months ended March 31, 2011. The decrease in legal fees was primarily due to most legal matters being handled internally by the President, chief financial Officer and Acting General Counsel subsequent to the first quarter of 2011. Other miscellaneous general and administrative expenses were $3,574 and $10,144 for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and amortization expense.  For the three months ended March 31, 2012 and 2011, we recorded depreciation expense of $849 and $3,128, respectively.  Depreciation expense for the three months ended March 31, 2012 is lower due to the full depreciation of some assets after March 31, 2011.

Interest (expense).  We recorded interest expense of $70,041 for the three months ended March 31, 2012 compared to interest expense of $58,780 for the three months ended March 31, 2011.  Interest expense increased due to the issuance of new notes in 2011 and 2012.

Amortization of deferred debt discount.  Amortization expense of $112,052 and $107,485 was incurred for the three months ended March 31, 2012 and 2011, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense increased due to the issuance of new notes during 2011 and 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $4,287,871 and cash and cash equivalents totaling $15,511.  We reported a net loss of $492,470 for the three months ended March 31, 2012.  Net cash used in operating activities was $157,571 for the three  months ended March 31, 2012.  Cash flow provided by financing activities was $146,250 for the three months ended March 31, 2012.  As of December 31, 2011, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $3,838,892 and cash and cash equivalents totaling $26,832.   Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $792,500 in stock purchases or a total of $2,384,500.  In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $256,250 is still outstanding as of March 31, 2012.  Finally, board members and management have loaned us $220,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

On January 18, 2012, our Chief Executive Officer James G Brakke loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On January 20, 2012, a director William M. Mooney, Jr.  loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

In the first quarter of 2012, private investors purchased 1,550,000 shares of common stock for proceeds of $155,000.  In addition, the investors received 3,100,000 warrants to purchase our common stock at an exercise price of $0.25.  The warrants have a five year exercise period and are 50% “cashless” and 50% cash exercise.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  These estimates and assumptions are based on our management's judgment and available information and, consequently, actual results could be different from these estimates.

Stock-based compensation

We account for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10").  Under the provisions of ASC 718-10, we are required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Total stock-based compensation expense for the three months ended March 31, 2012 and 2011 amounted to $45,000 and $0, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 16, 2012, in the section labeled "Risk Factors."  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2012 and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended March 31, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, unaffiliated investors bought 1,550,000 shares of common stock in an aggregate of $155,000.  In addition, the investors received 3,100,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share.  The warrants have a five year exercise period and are 50% “cashless” and 50% cash at exercise.

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

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.   This note is guaranteed by Mr. Burchetta, a Company director.  As of March 31, 2012, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.    This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, we repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of March 31, 2012. As of March 31, 2012, this note has matured and is still outstanding and is in default at this time.

Item 4. Mining Safety Disclosures

Not applicable

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

DEBT RESOLVE, INC.

Dated: June 11, 2012	By:	/s/ Michael J. Cassella
Michael J. Cassella
Co-Chairman and Chief Executive Officer
(Principal executive officer)

	By:	/s/ David M. Rainey
David M. Rainey
President and Chief Financial Officer
(Principal financial and accounting officer)