Form 10-Q
period 2012-06-30
DEBT RESOLVE INC
filed 2012-08-20
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No

As of August 20, 2012, 87,887,703 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,044	$26,832
Accounts receivable, net	33,502	26,777
Prepaid insurance	21,094	77,738
Total current assets	55,640	131,347

Fixed assets, net	1,513	2,717

Other assets:
Deposits	1,000	1,000

Total assets	$58,153	$135,064

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and other accrued liabilities	$3,181,744	$2,740,191
Notes payable, current portion	484,117	502,867
Notes payable-related parties, less deferred debt discount of $1,667 and $5,000 as of June 30, 2012 and December 31, 2011, respectively	129,333	81,000
Convertible Short-term notes, net of deferred debt discount of $195,054 and $118,625 as of June 30, 2012 and December 31, 2011, respectively	951,946	345,181
Lines of credit, related parties	151,000	151,000
Total current liabilities	4,898,140	3,820,239

Long term debt:
Note payable, long term portion	131,250	150,000
Convertible long-term notes, net of deferred debt discount of $45,804 and $333,145 as of June 30, 2012 and December 31, 2011, respectively	134,196	530,049
Total long term debt	265,446	680,049
Total liabilities	5,163,586	4,500,288

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,137,703 and 85,587,703 shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively	87,138	85,588
Additional paid in capital	66,959,499	66,726,119
Accumulated deficit	(72,152,070)	(71,176,931)
Total stockholders' deficiency	(5,105,433)	(4,365,224)

Total liabilities and stockholders' deficiency	$58,153	$135,064

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
 CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

REVENUES:	$37,280	$32,968	$85,890	$68,451

Costs and expenses:
Payroll and related expenses	179,206	304,596	390,942	458,821
Selling, general and administrative expenses	165,141	177,199	311,543	505,742
Depreciation and amortization	355	3,128	1,204	6,256
Total costs and expenses	344,702	484,923	703,689	970,819

Net loss from operations	(307,422)	(451,955)	(617,799)	(902,368)

Other income (expense):
Interest expense	(68,124)	(69,783)	(138,165)	(128,563)
Amortization of debt discounts	(107,123)	(123,373)	(219,175)	(230,858)
Other expense	-	(20,000)	-	(20,000)

Net loss before provision for income taxes	(482,669)	(665,111)	(975,139)	(1,281,789)

Income tax (benefit)	-	-	-	-

Net loss	$(482,669)	$(665,111)	$(975,139)	$(1,281,789)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	87,137,703	80,318,655	86,602,263	79,968,737

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
 CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

	Preferred stock		Common stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	-	-	85,587,703	85,588	66,726,119	(71,176,931)	(4,365,224)
Sale of common stock	-	-	1,550,000	1,550	153,450	-	155,000
Fair value of options issued to employees for services	-	-	-	-	75,000	-	75,000
Beneficial conversion feature related to convertible notes	-	-	-	-	4,930	-	4,930
Net loss	-	-	-	-	-	(975,139)	(975,139)
Balance, June 30, 2012	-	$-	87,137,703	$87,138	$66,959,499	$(72,152,070)	$(5,105,433)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(975,139)	$(1,281,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204	6,255
Amortization of debt discounts	219,175	230,858
Stock based compensation	75,000	136,500
Changes in operating assets and liabilities:
Accounts receivable	(6,725)	(1,258)
Prepaid expenses	56,644	64,128
Accounts payable and accrued expenses	441,553	612,190
Net cash used in operating activities	(188,288)	(233,116)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(3,603)
Proceeds from sale of common stock	155,000	87,500
Proceeds from issuance of short term notes		100,000
Proceeds from issuance of short term notes-related party	45,000	71,000
Repayment of short term notes	(37,500)	(36,250)
Proceeds from long term notes	-	25,000
Proceeds from exercise of options and warrants	-	89
Net cash provided by financing activities	162,500	243,736

Net (decrease) increase in cash and cash equivalents	(25,788)	10,620
Cash and cash equivalents at beginning of period	26,832	26,681

Cash and cash equivalents at end of period	$1,044	$37,301

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$7,744
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature transfer from derivative liability	$-	$-
Note payable issued for accrued expenses	$-	$105,650

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Credit Risk

The Company extends credit to large, mid-size and small companies for collection services.   At June 30, 2012,  two clients represented receivables of $15,000 (45%) and $15,000 (45%).  At December 31, 2011, three clients represented receivables of $5,000 (19%), $10,000 (37%) and $11,777 (44%).  As of June 30, 2012 and December 31, 2011, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 40.24% and 40.24%; (total of 80.48%) of total revenues for the three months ended June 30, 2012, respectively, and had three clients accounting for 34.93%,34.93% and 11.69%; (total of 81.55%) of total revenues for the six months ended June 30, 2012.

The Company had two clients accounting for 45.50% and 47.68%; (total of 93.18%) of total revenues for the three months ended June 30, 2011, respectively, and had two clients accounting for 43.82% and 49.05%; (total of 92.87%) of total revenues for the six months ended June 30, 2011.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.  Average fully diluted shares outstanding were 99,526,037 and 98,990,597 for the three and six months ended June 30, 2012, respectively.  Average fully diluted shares outstanding were 91,857,071 and 92,994,203 for the three and six month periods ended June 30, 2011, respectively.

Stock-based compensation

Total stock-based compensation expense for the three and six months ended June 30, 2012 amounted to $30,000 and $75,000, respectively and for the three and six months ended June 30, 2011 amounted to $136,500 and $136,500, respectively.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 3 –  GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $975,139 for the six months ended June 30, 2012.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $4,842,500 as of June 30, 2012.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012	December 31, 2011
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(263,873)	(262,669)
Total	$1,513	$2,717

The Company uses the straight line method of depreciation over 3 to 5 years.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 –  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012	December 31, 2011
Accounts payable and accrued expenses	$1,601,160	$1,468,691
Accrued interest	697,634	567,469
Payroll and related accruals, net of advance to employees	882,950	704,031
Total	$3,181,744	$2,740,191

NOTE 6 –  NOTES PAYABLE

As of June 30, 2012 and  December 31, 2011, short term notes are as follows:

	June 30, 2012	December 31, 2011
Bank loans	$237,500	$275,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	615,367	652,867
Less current portion	484,117	502,867
Long term portion (only bank loan)	$131,250	$150,000

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  This note is guaranteed by Mr. Burchetta, a Company director.  As of June 30, 2012 and December 31, 2011, this note is in default.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

As of June 30, 2012 and December 31, 2011, the principal balance of the note was $177,867, and is still in default.

Bank loans

On October 7, 2011, a bank loan was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 maturing on December 1, 2014, and guaranteed by Mr. Mooney.  During the six months ended June 30, 2012, the Company repaid $37,500 towards the outstanding note. The outstanding balance on the bank loan as of June 30, 2012 and December 31, 2011 is $187,500 and $225,000, respectively.

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

NOTE 7 –  NOTES PAYABLE, RELATED PARTIES

As of June 30, 2012 and December 31, 2011, notes payable, related parties are as follows:

	June 30, 2012	December 31, 2011
Note payable dated January 14, 2011	$6,000	$6,000
Note payable dated April 14, 2011	25,000	25,000
Note payable dated April 15, 2011	25,000	25,000
Note payable dated May 27, 2011	10,000	10,000
Note payable dated January 18, 2012	5,000	-
Note payable dated January 20, 2012	5,000	-
Note payable dated May 21, 2012	15,000	-
Note payable dated May 30, 2012	20,000	-
Series A Convertible note, net of unamortized debt discount of $1,667 and $5,000, respectively	18,333	15,000
Total	129,333	81,000
Less current portion	129,333	81,000
Long term portion	$-	$-

On January 14, 2011, the President David M. Rainey loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011.  The loan has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.   During the six months ended June 30, 2012 and 2011, the Company amortized the debt discount and charged $0 and $2.220, respectively.

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
JUNE 30, 2012

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

On January 18, 2012, the Chief Executive Officer James G Brakke loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,495, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six months ended June 30, 2012, the Company amortized the debt discount and charged $2,495 to interest expense- amortization of debt discount.

On January 20, 2012, a director William M. Mooney, Jr.  loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,435, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the six months ended June 30, 2012, the Company amortized the debt discount and charged $2,435 to interest expense- amortization of debt discount.

On May 21, 2012, a director William M. Mooney, Jr.  loaned $18,000 (unsecured), net with repayments of $3,000, to the Company due March 31, 2012 with interest at 12% per annum.

On May 30, 2012, the Chief Executive Officer James G Brakke loaned $20,000 (unsecured) to the Company due March 31, 2013 with interest at 12% per annum.

As described in Note 9 below, From June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note by the Chief Executive Officer James G. Brakke prior to joining the Company. See Note 9 for full description. During the six months ended June 30, 2012 and 2011, the Company amortized the debt discount and charged $3,333 and $3,333, respectively, to interest expense - amortization of debt discount.

Total unpaid accrued interest on the notes payable to related parties as of June 30, 2012 and December 31, 2011 was $10,211 and $5,722, respectively. During the six months ended June 30, 2012 and 2011, the Company recorded interest expense of $4,489 and $1,780, respectively, in connection with the notes payable to related parties.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 8 –  LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with William M. Mooney, a Director of Debt Resolve, for $150,000 to be used to discharge the bridge loans of another investor.  Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity.  The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Unpaid accrued interest on this loan as of June 30, 2012 and December 31, 2011 was $55,745 and $46,710, respectively.  As of June 30, 2012 and December 31, 2011, the outstanding balance on this loan was $151,000.  The loan matured on November 24, 2009 and is currently in default.  During the six months ended June 30, 2012 and 2011, the Company recorded $9,035 and $8,986, respectively, as interest expense.

NOTE 9 –  CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	June 30, 2012	December 31, 2011
Series A Convertible Notes, net of unamortized debt discount of $110,583 and $246,750, respectively	$706,417	$570,250
Series B Convertible Notes, net of unamortized debt discount of $51,841 and $88,884, respectively	173,159	136,116
Series C convertible Notes, net of unamortized debt discount of $73,013 and $109,003, respectively	186,987	150,997
Series D Convertible Notes, net of unamortized debt discount of $5,421 and $7,133, respectively	19,579	17,867
Total	1,086,142	875,230
Less: Current portion	(951,946)	(345,181)
Long term portion	$134,196	$530,049

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $136,167 and $139,500, respectively.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $37,043 and $37,043, respectively.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company.  In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the private placement”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $35,990 and $35,990, respectively.

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the six months ended June 30, 2012 and 2011, the Company recorded amortization of the debt discount relating to these notes of $1,712 and $1,427, respectively.

Aggregate Maturity of Long-Term convertible notes, if not converted, as of June 30, 2012 are as follows:

Year	Amount
2012	509,500
2013	812,500
2014	25,000
Total	1,347,000
Less Related party (Note 7)	20,000
Less Debt Discount	240,858
$1,086,142

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 –  WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,771,600	3.13	$0.10	1,771,600	$0.10
0.15	4,183,334	2.65	0.15	4,183,334	0.15
0.25	42,081,750	3.27	0.25	42,081,750	0.25
0.30	250,000	3.61	0.30	250,000	0.30
0.40	12,974,590	2.57	0.40	12,974,590	0.40
1.00	678,000	0.24	1.00	678,000	1.00
1.07	37,500	0.48	1.07	37,500	1.07
1.25	350,000	0.58	1.25	350,000	1.25
1.95	50,000	0.74	1.95	50,000	1.95
2.00	137,500	0.30	2.00	137,500	2.00
2.45	99,000	0.77	2.45	99,000	2.45
Total	62,613,274	3.02	$0.29	62,613,274	$0.29

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	49,407,195	$0.33
Issued	10,610,000	0.25
Exercised	(87,254)	(0.09)
Expired	(516,667)	(2.68)
Outstanding at December 31, 2011	59,413,274	0.30
Issued	3,200,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012	62,613,274	$0.29

In conjunction with the sale of the Company's common stock during 2012, the Company issued warrants to purchase 3,100,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,250,000	4.59	$0.10	650,000	$0.10
0.13	500,000	5.01	0.13	500,000	0.13
0.70	75,000	2.94	0.70	75,000	0.70
1.84	25,000	2.92	1.84	25,000	1.84
Total	4,850,000	4.60	$0.12	1,250,000	$0.18

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	250,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012	4,850,000	$0.12

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	5.92	$0.06	2,500,000	$0.06
0.09	250,000	6.43	0.09	250,000	0.09
0.095	500,000	6.55	0.095	500,000	0.095
0.15	250,000	1.38	0.15	250,000	0.15
0.17	4,500,000	4.77	0.17	4,500,000	0.17
0.19	1,000,000	4.11	0.19	1,000,000	0.19
0.20	250,000	0.81	0.20	250,000	0.20
0.22	175,000	4.75	0.22	175,000	0.22
0.80	350,000	2.57	0.80	350,000	0.80
1.00	350,000	3.04	1.00	350,000	1.00
1.25	634,500	2.26	1.25	634,500	1.25
1.40	350,000	3.20	1.40	350,000	1.40
1.50	243,500	1.49	1.50	243,500	1.50
1.63	20,000	2.96	1.63	20.000	1.63
1.84	10,000	2.92	1.84	10,000	1.84
4.75	203,000	1.82	4.75	203,000	4.75
5.00	1,829,934	3.78	5.00	1,829,934	5.00
10.00	20,000	1.24	10.00	20,000	10.00
Total	14,435,934	4.49	$0.97	13,435,934	$0.97

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	12,026,934	$1.50
Issued	3,750,000	0.06
Exercised	--	--
Canceled or expired	(1,821,000)	2.44
Outstanding at December 31, 2011	13,955,934	0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at June 30, 2012	14,435,934	$0.97

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

During the six months ended June 30, 2012, the Board granted stock options to purchase 500,000 shares of common stock of the Company at exercise price of $0.095 with exercise period of seven years to an existing employee, fully vested.  The grant was valued using the Black-Scholes model and had a value of $45,000 and was charged to operations for the six months ended June 30, 2012. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 282.58%; and Risk Free rate: 1.31%

Total stock-based compensation expense for employee options for the six months ended June 30, 2012 and 2011 amounted to $75,000 and $136,500, respectively.

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

NOTE 12 –  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012 and 2011, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 6).  Also, certain directors and officers made short-term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $15,967 and $13,145 for the six months ended June 30, 2012 and 2011, respectively (Note 7 and Note 8).

NOTE 13 –  SUBSEQUENT EVENTS

On August 1, 2012, the Company issued 500,000 shares of its common stock for net proceeds of $50,000.

In July 2012, the Company issued an aggregate of $45,000 related party notes due one year from the date of issuance with interest at 12% per annum.

Mathew L Johnson & Associates, P.C. v. Debt Resolve,  Inc. (District  Court, Clark County,  of the State of Nevada Case  No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract in the amount of $10,000. On or about August 23,  2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for services. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

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

For the six months ending June 30, 2012 and 2011, we had significantly inadequate revenues and incurred a net loss of $975,139 and $1,281,789, respectively, from operations.  Cash used in operating activities was $188,288 for the six months ended June 30, 2012.  Cash used in operating activities was $632,355 for the year ended December 31, 2011.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $237,500 is still outstanding as of June 30, 2012.  Finally, board members and management have loaned us $230,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

We expect revenue to increase in 2012 based on current contracts and our sales pipeline from calendar 2011.  During 2011, we used approximately $650,000 in cash plus we increased our accounts payable and accrued expenses for operations (excluding accrued interest) by another $350,000, for a total cash need of $1 million in 2011, with revenue of only $138,000.  We expect similar expenses in 2012 and also have maturing notes of $500,000.  Many of our partnerships that are currently driving revenue growth are only beginning to become active, and revenue for 2012 may substantially exceed the 200% increase based on current partnership agreements in place.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Revenues totaled $37,280 and $32,968 for the three months ended June 30, 2012 and 2011, respectively.  We earned revenue during the three months ended June 30, 2012 and 2011 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $179,206 for the three months ended June 30, 2012, as compared to $304,596 for the three months ended June 30, 2012, a decrease of $125,390.  The decrease mainly resulted from the stock based compensation issued in 2011 for $136,500 as compared to $30,000 in the current period.  Salaries were $122,500 and $140,000 in the three months ended June 30, 2012 and 2011, respectively.  Employee benefits were $24,090 and $23,303 in the three months ended June 30, 2012 and 2011, respectively.

General and administrative expenses.  General and administrative expenses amounted to $165,141 for the three months ended June 30, 2012, as compared to $177,199 for the three months ended June 30, 2011, a decrease of $12,058.  Service fees were $53,744 and $45,493 for the three months ended June 30, 2012 and 2011, respectively.  Occupancy expense was $8,447 and $3,000 for the three months ended June 30, 2012 and 2011, respectively.  Telecommunications expense was $13,261 and $14,385for the three months ended June 30, 2012 and 2011, respectively.  Accounting expenses increased to $60,547 for the three months ended June 30, 2012 from $20,000 for the three months ended June 30, 2011. We had more accounting services and billings received in the second quarter of 2012, whereas in 2011 less accounting services and billings were received.  Travel, marketing, insurance and legal expense were $238, $3,671, $25,239 and $-0- in the three months ended June 30, 2012 compared with $230, $9,846, $28,941 and $52,899 in the three months ended June 30, 2011. The decrease in legal fees was primarily due to most legal matters being handled internally by the President, chief financial Officer and Acting General Counsel subsequent to the first quarter of 2011. Other miscellaneous general and administrative expenses were $625 and $2,403 for the three months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization expense.  For the three months ended June 30, 2012 and 2011, we recorded depreciation expense of $355 and $3,128, respectively.  Depreciation expense for the three months ended June 30, 2012 is lower due to the full depreciation of some assets after June 30, 2011.

Interest (expense).  We recorded interest expense of $68,124 for the three months ended June 30, 2012 compared to interest expense of $69,783 for the three months ended June 30, 2011.  Interest expense decreased due to the payoff of some notes in 2011.

Amortization of deferred debt discount.  Amortization expense of $107,123 and $123,373 was incurred for the three months ended June 30, 2012 and 2011, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense increased due to the issuance of new notes during 2011 and 2012.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Revenues totaled $85,890 and $68,451for the six months ended June 30, 2012 and 2011, respectively.  We earned revenue during the six months ended June 30, 2012 and 2011 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $390,942 for the six months ended June 30, 2012, as compared to $458,821 for the six months ended June 30, 2011, a decrease of $67,879.  The increase mainly resulted from the stock based compensation issued in 2012 for $75,000 as compared to $136,500 for the same period last year.  Salaries were $265,850 and $272,500 in the six months ended June 30, 2012 and 2011, respectively.  Employee benefits were $47,476 and $45,025 in the six months ended June 30, 2012 and 2011, respectively.

General and administrative expenses.  General and administrative expenses amounted to $311,543 for the six months ended June 30, 2012, as compared to $505,742 for the six months ended June 30, 2011, a decrease of $194,199.  Service fees were $98,968 and $110,380 for the six months ended June  30, 2012 and 2011, respectively.   Occupancy expense was $15,523 and $6,000 for the six months ended June 30, 2012 and 2011, respectively.  Telecommunications expense was $27,509 and $28,725 for the six months ended June 30, 2012 and 2011, respectively.  Accounting expenses decreased to $98,968 for the six months ended June 30, 2012 from $116,575 for the six months ended June 30, 2011. We had less accounting services and billings received in the first half of 2012, whereas in 2011 more accounting services and billings were received in the second quarter of 2012.  Travel, marketing, insurance and legal expense were $5,063, $11,169, $50,775 and $-0- in the six months ended June 30, 2012 compared with $5,031, $29,418, $57,863 and $139,202 in the six months ended June 30, 2011. The decrease in legal fees was primarily due to most legal matters being handled internally by the President, chief financial Officer and Acting General Counsel subsequent to the first quarter of 2011. Other miscellaneous general and administrative expenses were $4,199 and $12,549 for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization expense.  For the six months ended June 30, 2012 and 2011, we recorded depreciation expense of $1,204 and $6,256, respectively.  Depreciation expense for the six months ended June 30, 2012 is lower due to the full depreciation of some assets after June 30, 2011.

Interest (expense).  We recorded interest expense of $138,165 for the six months ended June 30, 2012 compared to interest expense of $128,563 for the six months ended June 30, 2011.  Interest expense increased by $9,602 or 7.5% due to additional borrowing as compared to last year.

Amortization of deferred debt discount.  Amortization expense of $219,175 and $230,858 was incurred for the six months ended June 30, 2012 and 2011, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased by $11,683 or 5.1% due to maturing notes payable issued in prior years.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $4,842,500 and cash and cash equivalents totaling $1,044.  We reported a net loss of $975,139 for the six months ended June 30, 2012.  Net cash used in operating activities was $188,288 for the six  months ended June 30, 2012.  Cash flow provided by financing activities was $162,500 for the six months ended June 30, 2012.  As of December 31, 2011, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $3,688,892 and cash and cash equivalents totaling $26,832.   Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $792,500 in stock purchases or a total of $2,539,500.  In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $237,500 is still outstanding as of June 30, 2012.  Finally, board members and management have loaned us $255,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

On May 21, 2012, a director William M. Mooney, Jr. loaned $18,000 (unsecured), net with repayments of $3,000, to the Company with a demand due date. The loan is non interest bearing.

On May 30, 2012, the Chief Executive Officer James G Brakke loaned $20,000 (unsecured) to the Company with a demand due date.   The loan is non interest bearing.

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

Stock-based compensation

We account for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10").  Under the provisions of ASC 718-10, we are required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Total stock-based compensation expense for the six months ended June 30, 2012 and 2011 amounted to $75,000 and $136,500, respectively.

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

Management believes that its unaudited condensed financial statements for the three months ended June 30, 2012 and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended June 30, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.   This note is guaranteed by Mr. Burchetta, a Company director.  As of June 30, 2012, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.    This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, we repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of June 30, 2012. As of June 30, 2012, this note has matured and is still outstanding and is in default at this time.

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

DEBT RESOLVE, INC.

Dated: August 20, 2012	By:	/s/ Michael J. Cassella
Michael J. Cassella
Co-Chairman/ Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)