Form 10-Q
period 2012-09-30
DEBT RESOLVE INC
filed 2012-11-16
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No

As of November 16, 2012, 89,137,703 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$663	$26,832
Accounts receivable, net	51,138	26,777
Prepaid expenses	41,615	77,738
Total current assets	93,416	131,347

Fixed assets, net	1,210	2,717

Other assets:
Deposits	1,000	1,000

Total assets	$95,626	$135,064

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$8,279	$-
Accounts payable and accrued liabilities	3,299,879	2,740,191
Notes payable, current portion	465,367	502,867
Notes payable-related parties, less deferred debt discount of $-0- and $5,000 as of September 30, 2012 and December 31, 2011, respectively	131,000	81,000
Convertible Short-term notes, net of deferred debt discount of $140,142 and $118,625 as of September 30, 2012 and December 31, 2011, respectively	1,161,858	345,181
Lines of credit, related parties	151,000	151,000
Total current liabilities	5,217,383	3,820,239

Long term debt:
Note payable, long term portion	131,250	150,000
Convertible long-term notes-related parties	74,000	-
Convertible long-term notes, net of deferred debt discount of $4,565 and $333,145 as of September 30, 2012 and December 31, 2011, respectively	40,435	530,049
Total liabilities	5,463,068	4,500,288

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 88,137,703 and 85,587,703 shares issued and outstanding as of September 30, 2012 and December 31, 2011 respectively	88,138	85,588
Additional paid in capital	67,063,499	66,726,119
Accumulated deficit	(72,519,079)	(71,176,931)
Total stockholders' deficiency	(5,367,442)	(4,365,224)

Total liabilities and stockholders' deficiency	$95,626	$135,064

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues:	$33,430	$33,252	$119,320	$101,703

Costs and expenses:
Payroll and related expenses	105,165	172,669	496,107	631,490
Selling, general and administrative expenses	125,566	141,303	437,108	647,045
Depreciation and amortization	303	3,127	1,507	9,383
Total costs and expenses	231,034	317,099	934,722	1,287,918

Net loss from operations	(197,604)	(283,847)	(815,402)	(1,186,215)

Other income (expense):
Interest expense	(71,588)	(69,704)	(209,753)	(198,267)
Amortization of debt discounts	(97,817)	(115,755)	(316,992)	(346,613)
Other expense	-	-	-	(20,000)
Total other income (expense)	(169,406)	(185,459)	(526,746)	(564,880)

Net loss before provision for income taxes	(367,010)	(469,306)	(1,342,148)	(1,751,095)

Income tax (benefit)	-	-	-	-

Net loss	$(367,010)	$(469,306)	$(1,342,148)	$(1,751,095)

Net loss per common share -basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	87,624,116	82,396,007	86,945,367	80,786,718

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	-	-	85,587,703	85,588	66,726,119	(71,176,931)	(4,365,224)
Sale of common stock	-	-	2,300,000	2,300	227,700	-	230,000
Comon stock issued for services rendered	-	-	250,000	250	19,750	-	20,000
Fair value of options issued to employees for services	-	-	-	-	85,000	-	85,000
Beneficial conversion feature related to convertible notes	-	-	-	-	4,930	-	4,930
Net loss	-	-	-	-	-	(1,342,148)	(1,342,148)
Balance, September 30, 2012	-	$-	88,137,703	$88,138	$67,063,499	$(72,519,079)	$(5,367,442)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,342,148)	$(1,751,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,507	9,383
Amortization of debt discounts	316,992	346,613
Stock based compensation	105,000	176,500
Changes in operating assets and liabilities:
Accounts receivable	(24,361)	5,132
Prepaid expenses	36,123	(11,222)
Accounts payable and accrued liabilities	602,689	803,644
Net cash used in operating activities	(304,198)	(421,045)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	8,279	(3,603)
Proceeds from sale of common stock	230,000	307,500
Proceeds from issuance of short term notes	-	100,000
Proceeds from issuance of short term notes-related party	45,000	71,000
Repayment of short term notes	(56,250)	(105,000)
Proceeds from long term notes	20,000	25,000
Proceeds from long term notes, related party	31,000	-
Proceeds from exercise of options and warrants	-	89
Net cash provided by financing activities	278,029	394,986

Net (decrease) increase in cash and cash equivalents	(26,169)	(26,059)
Cash at beginning of period	26,832	26,681

Cash at end of period	$663	$622

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$7,744
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$-	$35,800
Note payable issued for accrued liability	$43,000	$105,750

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for collection services.   At September 30, 2012,  two clients represented receivables of $15,000 (29%) and $30,000 (59%).  At December 31, 2011, three clients represented receivables of $5,000 (19%), $10,000 (37%) and $11,777 (44%).  As of September 30, 2012 and December 31, 2011, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 44.9% and 44.9%; (total of 89.8%) of total revenues for the three months ended September 30, 2012, respectively, and had two clients accounting for 37.7% and 37.7%; (total of 75.4%) of total revenues for the nine months ended September 30, 2012.

The Company had two clients accounting for 45.0% and 47.0%; (total of 92.0%) of total revenues for the three months ended September 30, 2011, respectively, and had two clients accounting for 44.0% and 49.0%; (total of 93.0%) of total revenues for the nine months ended September 30, 2011.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.  Average fully diluted shares outstanding were 101,801,118 and 103,622,369 for the three and nine months ended September 30, 2012, respectively.  Average fully diluted shares outstanding were 97,230,941 and 92,675,052 for the three and nine month periods ended September 30, 2011, respectively.

Stock-based compensation

Total stock-based compensation expense for the three and nine months ended September 30, 2012 amounted to $50,000 and $105,000, respectively and for the three and nine months ended September 30, 2011 amounted to $-0- and $136,500, respectively.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 3 –  GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $1,342,148 for the nine months ended September 30, 2012.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,123,967 as of September 30, 2012.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012	December 31, 2011
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(264,176)	(262,669)
Total	$1,210	$2,717

The Company uses the straight line method of depreciation over 3 to 5 years.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 –  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$1,619,644	$1,468,691
Accrued interest	765,058	567,469
Payroll and related accruals, net of advance to employees	915,177	704,031
Total	$3,299,879	$2,740,191

NOTE 6 –  NOTES PAYABLE

As of September 30, 2012 and  December 31, 2011, short term notes are as follows:

	September 30, 2012	December 31, 2011
Bank loans	$218,750	$275,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	596,617	652,867
Less current portion	465,367	502,867
Long term portion (only bank loan)	$131,250	$150,000

Investor notes payable

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009.  The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note.  As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012.   This note is guaranteed by a stockholder.

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.  This note is guaranteed by a stockholder.  As of September 30, 2012 and December 31, 2011, this note is in default.

On April 10, 2008, an unaffiliated investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 (see above) for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.  This note is guaranteed by a stockholder of the Company.  The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

As of September 30, 2012 and December 31, 2011, the principal balance of the note was $177,867, and is still in default.

Bank loans

On October 7, 2011, a bank loan was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 maturing on December 1, 2014, and guaranteed by  a stockholder.  During the nine months ended September 30, 2012, the Company repaid $56,250 towards the outstanding note. The outstanding balance on the bank loan as of September 30, 2012 and December 31, 2011 is $168,750 and $225,000, respectively.

On April 15, 2011, the Company borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on July 1, 2011.  The loan was guaranteed by a stockholder.  The loan was subsequently extended to September 1, 2011.  The Company repaid this loan by paying $25,000 on July 26, 2011 and September 9, 2011.  On December 20, 2011, the Company again borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on April 1, 2012.  This loan is again guaranteed by a stockholder.  The loan has been extended to December 1, 2012.

NOTE 7 –  NOTES PAYABLE, RELATED PARTIES

As of September 30, 2012 and December 31, 2011, notes payable, related parties are as follows:

	September 30, 2012	December 31, 2011
Note payable dated January 14, 2011	$6,000	$6,000
Note payable dated April 14, 2011	25,000	25,000
Note payable dated April 15, 2011	25,000	25,000
Note payable dated May 27, 2011	10,000	10,000
Note payable dated January 18, 2012	5,000	-
Note payable dated January 20, 2012	5,000	-
Note payable dated May 21, 2012	15,000	-
Note payable dated May 30, 2012	20,000	-
Series A Convertible note, net of unamortized debt discount of $-0- and $5,000, respectively	20,000	15,000
Convertible note payable, dated July 6, 2012	10,000	-
Convertible note payable, dated July 10, 2012	15,000	-
Convertible note payable, dated September 7, 2012	43,000	-
Convertible note payable, dated September 14, 2012	6,000	-
Total	205,000	81,000
Less current portion	131,000	81,000
Long term portion	$74,000	$-

On January 14, 2011, a stockholder loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011.  The loan has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.   During the nine months ended September 30, 2012 and 2011, the Company amortized the debt discount and charged $0 and $2,220, respectively.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On April 14, 2011, a stockholder loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The loan has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On April 15, 2011, a stockholder loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011.  The note has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On May 27, 2011, a stockholder loaned an additional $15,000 (unsecured) (of which $5,000 has been repaid in 2011) to the Company with a due date of September 30, 2011.  The note has been extended to December 31, 2011.  The Company is currently in default. The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On January 18, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,495, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine months ended September 30, 2012, the Company amortized the debt discount and charged $2,495 to interest expense- amortization of debt discount.

On January 20, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.  The note was recorded net of a deferred debt discount of $2,435, based on the relative fair value of the warrant under the Black-Scholes pricing model.  Such discount is being amortized over the term of the note.  During the nine months ended September 30, 2012, the Company amortized the debt discount and charged $2,435 to interest expense- amortization of debt discount.

On May 21, 2012, a stockholder  loaned $18,000 (unsecured), net with repayments of $3,000, to the Company due March 31, 2012 with interest at 12% per annum.

On May 30, 2012, a stockholder loaned $20,000 (unsecured) to the Company due March 31, 2013 with interest at 12% per annum.

As described in Note 9 below, From June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note. See Note 9 for full description. During the nine months ended September 30, 2012 and 2011, the Company amortized the debt discount and charged $5,000 and $5,000, respectively, to interest expense - amortization of debt discount.

On July 6, 2012, a stockholder loaned $10,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On July 10, 2012, a stockholder $15,000 (unsecured) to the Company due July 10, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

On September 7, a stockholder loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

On September 14, 2012, a stockholder loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

Total unpaid accrued interest on the notes payable to related parties as of September 30, 2012 and December 31, 2011 was $13,540 and $5,722, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded interest expense of $7,818 and $3,726, respectively, in connection with the notes payable to related parties.

NOTE 8 –  LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with  a stockholder for $150,000 to be used to discharge the bridge loans of another investor.  Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity.  The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid.  Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010.  On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit.  Unpaid accrued interest on this loan as of September 30, 2012 and December 31, 2011 was $60,312 and $46,710, respectively.  As of September 30, 2012 and December 31, 2011, the outstanding balance on this loan was $151,000.  The loan matured on November 24, 2009 and is currently in default.  During the nine months ended September 30, 2012 and 2011, the Company recorded $13,603 and $13,553, respectively, as interest expense.

NOTE 9 –  CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	September 30, 2012	December 31, 2011
Series A Convertible Notes, net of unamortized debt discount of $51,806 and $246,750, respectively	$765,194	$570,250
Series B Convertible Notes, net of unamortized debt discount of $33,319 and $88,884, respectively	191,681	136,116
Series C convertible Notes, net of unamortized debt discount of $55,017 and $109,003, respectively	204,983	150,997
Series D Convertible Notes, net of unamortized debt discount of $4,565 and $7,133, respectively	20,435	17,867
Note payable, due July 6, 2014	20,000
Total	1,202,293	875,230
Less: Current portion	(1,161,858)	(345,181)
Long term portion	$40,435	$530,049

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Series A Convertible Notes

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00.  On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants.  The exercise period of the warrants is five years.  The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $194,944 and $209,500, respectively. As of September 30, 2012, $389,500 of the outstanding notes were in default.

Series B Convertible Notes

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

The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $55,565 and $55,565, respectively.

Series C Convertible Notes

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity.  The conversion price was set at $0.15 per share.  The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company.  In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share.  The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms.  This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the private placement”, the Series C Warrants have become “cashless”, along with the warrants from the private placement.  There is no further effect from this “ratchet” event.  The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $53,986 and $53,985, respectively.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Series D Convertible Notes

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance.  The interest accrues and is payable at maturity.  The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes.  In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years.  The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model.  Such discount is being amortized over the term of the notes.  During the nine months ended September 30, 2012 and 2011, the Company recorded amortization of the debt discount relating to these notes of $2,568 and $2,282, respectively.

$20,000 Note Payable

On July 6, 2012, the Company issued a $20,000 (unsecured) note payable due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

Aggregate Maturity of Long-Term convertible notes, if not converted, as of September 30, 2012 are as follows:

Year	Amount
2012	509,500
2013	812,500
2014	45,000
Total	1,367,000
Less Related party (Note 7)	(20,000)
Less Debt Discount	(144,707)
$1,202,293

NOTE 10 –  WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2012:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	1,771,600	2.88	$0.10	1,771,600	$0.10
0.15	4,183,334	2.40	0.15	4,183,334	0.15
0.25	43,581,750	3.02	0.25	43,581,750	0.25
0.30	250,000	3.36	0.30	250,000	0.30
0.40	12,974,590	2.32	0.40	12,974,590	0.40
1.00	150,000	0.25	1.00	150,000	1.00
1.07	37,500	0.23	1.07	37,500	1.07
1.25	350,000	0.33	1.25	350,000	1.25
1.95	50,000	0.49	1.95	50,000	1.95
2.00	137,500	0.05	2.00	137,500	2.00
2.45	99,000	0.52	2.45	99,000	2.45
Total	63,585,274	2.77	$0.29	63,585,274	$0.29

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	49,407,195	$0.33
Issued	10,610,000	0.25
Exercised	(87,254)	(0.09)
Expired	(516,667)	(2.68)
Outstanding at December 31, 2011	59,413,274	0.30
Issued	4,700,000	0.25
Exercised	-	-
Expired	(528,000)	(1.00)
Outstanding at September 30, 2012	63,585,274	$0.29

In conjunction with the sale of the Company's common stock during 2012, the Company issued warrants to purchase 4,600,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,250,000	4.34	$0.10	650,000	$0.10
0.13	500,000	4.76	0.13	500,000	0.13
0.70	75,000	2.69	0.70	75,000	0.70
1.84	25,000	2.67	1.84	25,000	1.84
Total	4,850,000	4.35	$0.12	1,250,000	$0.18

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	250,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2012	4,850,000	$0.12

 Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2012:

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	5.67	$0.06	2,500,000	$0.06
0.09	250,000	6.18	0.09	250,000	0.09
0.095	500,000	6.30	0.095	500,000	0.095
0.15	250,000	1.13	0.15	250,000	0.15
0.17	4,500,000	4.52	0.17	4,500,000	0.17
0.19	1,000,000	3.86	0.19	1,000,000	0.19
0.20	250,000	0.56	0.20	250,000	0.20
0.22	175,000	4.50	0.22	175,000	0.22
0.80	350,000	2.32	0.80	350,000	0.80
1.00	350,000	2.79	1.00	350,000	1.00
1.25	634,500	2.01	1.25	634,500	1.25
1.40	350,000	2.95	1.40	350,000	1.40
1.50	243,500	1.24	1.50	243,500	1.50
1.63	20,000	2.71	1.63	20.000	1.63
1.84	10,000	2.67	1.84	10,000	1.84
4.75	203,000	1.57	4.75	203,000	4.75
5.00	1,829,934	3.53	5.00	1,829,934	5.00
10.00	20,000	0.99	10.00	20,000	10.00
Total	14,435,934	4.24	$0.97	13,435,934	$0.97

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	12,026,934	$1.50
Issued	3,750,000	0.06
Exercised	--	--
Expired	(1,821,000)	2.44
Outstanding at December 31, 2011	13,955,934	0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at September 30, 2012	14,435,934	$0.97

 During the nine months ended September 30, 2012, the Board granted stock options to purchase 500,000 shares of common stock of the Company at exercise price of $0.095 with exercise period of seven years to an existing employee, fully vested.  The grant was valued using the Black-Scholes model and had a value of $45,000 and was charged to operations for the nine months ended Septmber 30, 2012. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 282.58%; and Risk Free rate: 1.31%

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Total stock-based compensation expense for employee options for the nine months ended September 30, 2012 and 2011 amounted to $85,000 and $136,500, respectively.

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

NOTE 12 –  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012 and 2011, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 6).  Also, certain directors and officers made short-term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $13,603 and $13,553 for the nine months ended September 30, 2012 and 2011, respectively (Note 7 and Note 8).

NOTE 13 –  SUBSEQUENT EVENTS

In October 2012, the Company issued 1,000,000 shares of its common stock for net proceeds of $100,000.  In connection with the issuance, the Company issued an aggregate of 2,000,000 warrants to purchase the Company stock at $0.25 per share, five years from the date of issuance.

In July 2012, the Company issued a $50,000 note due two year from the date of issuance with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share.

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

For the nine months ending September 30, 2012 and 2011, we had significantly inadequate revenues and incurred a net loss of $1,342,148 and $1,751,095, respectively, from operations.  Cash used in operating activities was $304,198 for the nine months ended September 30, 2012.  Cash used in operating activities was $632,355 for the year ended December 31, 2011.  Based upon projected operating expenses, we believe that our working capital as of the date of this report may not be sufficient to fund our plan of operations for the next twelve months.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives.  We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $867,500 in stock purchases or a total of $2,614,500.

In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $218,750 is still outstanding as of September 30, 2012.  Finally, board members and management have loaned us $304,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

We expect revenue to increase in 2013 based on current contracts and our sales pipeline from calendar 2012.  During 2011, we used approximately $650,000 in cash plus we increased our accounts payable and accrued expenses for operations (excluding accrued interest) by another $350,000, for a total cash need of $1 million in 2011, with revenue of only $138,000.  We expect similar expenses in 2012 and also have maturing notes of $500,000.  Many of our partnerships that are currently driving revenue growth are only beginning to become active, and revenue for 2013 may substantially exceed the 200% increase based on current partnership agreements in place.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

Revenues totaled $33,430 and $33,252 for the three months ended September 30, 2012 and 2011, respectively.  We earned revenue during the three months ended September 30, 2012 and 2011 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $105,165 for the three months ended September 30, 2012, as compared to $172,669 for the three months ended September 30, 2011, a decrease of $67,504.  The decrease mainly resulted from the a reduction in staffing in the current period as compared to the same period last year.  Salaries were $71,250 and $151,599 in the three months ended September 30, 2012 and 2011, respectively.  Employee benefits were $33,915 and $21,070 in the three months ended September 30, 2012 and 2011, respectively.

Selling, General and administrative expenses.  General and administrative expenses amounted to $125,566 for the three months ended September 30, 2012, as compared to $141,303 for the three months ended September 30, 2011, a decrease of $15,737.  Service fees were $69,169 and $18,727 for the three months ended September 30, 2012 and 2011, respectively.  Occupancy expense was $4,819 and $3,000 for the three months ended September 30, 2012 and 2011, respectively.  Telecommunications expense was $18,730 and $14,804 for the three months ended September 30, 2012 and 2011, respectively.  Accounting expenses decreased to $4,000 for the three months ended September 30, 2012 from $16,000 for the three months ended September 30, 2011. We had less accounting services and billings received in the third quarter of 2012, whereas in 2011 more accounting services and billings were received.  Travel, marketing, insurance and legal expense were $98, $7,225, $21,091 and $-0- in the three months ended September 30, 2012 compared with $5,629, $7,336, $22,991 and $11,318 in the three months ended September 30, 2011.

Depreciation and amortization expense.  For the three months ended September 30, 2012 and 2011, we recorded depreciation expense of $303 and $3,127, respectively.  Depreciation expense for the three months ended September 30, 2012 is lower due to the full depreciation of some assets after September 30, 2011.

Interest (expense).  We recorded interest expense of $71,588 for the three months ended September 30, 2012 compared to interest expense of $69,704 for the three months ended September 30, 2011.  Interest expense increased due to additional notes in 2012.

Amortization of deferred debt discount.  Amortization expense of $97,817 and $115,755 was incurred for the three months ended September 30, 2012 and 2011, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased due to the maturing notes during 2012.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Revenues totaled $119,320 and $101,703 for the nine months ended September 30, 2012 and 2011, respectively.  We earned revenue during the nine months ended September 30, 2012 and 2011 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses.  Payroll and related expenses amounted to $496,107 for the nine months ended September 30, 2012, as compared to $631,490 for the nine months ended September 30, 2011, a decrease of $135,383. The decrease mainly resulted from the a reduction in staffing in the current period as compared to the same period last year Salaries were $337,100 and $422,150 in the nine months ended September 30, 2012 and 2011, respectively.  Employee benefits were $159,007 and $209,340 in the nine months ended September 30, 2012 and 2011, respectively.

Selling, General and administrative expenses.  Selling, general and administrative expenses amounted to $437,108 for the nine months ended September 30, 2012, as compared to $647,045 for the nine months ended September 30, 2011, a decrease of $209,937.  Service fees were $169,229 and $129,107 for the nine months ended September  30, 2012 and 2011, respectively.   Occupancy expense was $20,342 and $9,000 for the nine months ended September 30, 2012 and 2011, respectively.  Telecommunications expense was $46,239 and $43,528 for the nine months ended September 30, 2012 and 2011, respectively.  Accounting expenses decreased to $100,647 for the nine months ended September 30, 2012 from $132,575 for the nine months ended September 30, 2011. We had less accounting services and billings received in the first half of 2012, whereas in 2011 more accounting services and billings were received in the second quarter of 2012.

Travel, marketing, insurance and legal expense were $5,161, $18,394, $71,787 and $9,657 in the nine months ended September 30, 2012 compared with $10,659, $36,754, $80,854 and $150,520 in the nine months ended September 30, 2011. The decrease in legal fees was primarily due to most legal matters being handled internally by the ex-President, chief financial Officer and Acting General Counsel through June 30, 2012.

Depreciation and amortization expense.  For the nine months ended September 30, 2012 and 2011, we recorded depreciation expense of $1,507 and $9,383, respectively.  Depreciation expense for the nine months ended September 30, 2012 is lower due to the full depreciation of some assets after September 30, 2011.

Interest (expense).  We recorded interest expense of $209,753 for the nine months ended September 30, 2012 compared to interest expense of $198,267 for the nine months ended September 30, 2011.  Interest expense increased by $11,486 or 5.8% due to additional borrowing as compared to last year.

Amortization of deferred debt discount.  Amortization expense of $316,992 and $346,613 was incurred for the nine months ended September 30, 2012 and 2011, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.  Amortization expense decreased by $29,621 or 8.5% due to maturing notes payable issued in prior years.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,123,967 and cash and cash equivalents totaling $663.  We reported a net loss of $1,342,148 for the nine months ended September 30, 2012.  Net cash used in operating activities was $304,198 for the nine  months ended September 30, 2012.  Cash flow provided by financing activities was $278,029 for the nine months ended September 30, 2012.  As of December 31, 2011, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $3,688,892 and cash and cash equivalents totaling $26,832.   Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We have historically satisfied our capital needs primarily from the sale of debt and equity securities.  We are continuing our efforts to secure additional funds through debt and/or equity instruments.  The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us.  Since 2009, the principal source of funding for us has been these private accredited investors, who have invested $1,747,000 in notes (including convertible notes) and $867,500 in stock purchases or a total of $2,614,500.  In addition, we closed a private placement with an investment bank in 2010 for gross proceeds of $1,600,000 in stock purchases.  Also, a bank loaned us $300,000 of which $218,750 is still outstanding as of September 30, 2012.  Finally, board members and management have loaned us $329,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us.  These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

On January 18, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

On January 20, 2012, a stockholder  loaned $5,000 (unsecured) to the Company with a demand due date.   The loan carries interest at the rate of 12% per annum.  The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share.  The warrant has a five year exercise period.

In the first quarter of 2012, private investors purchased 1,550,000 shares of common stock for proceeds of $155,000.  In addition, the investors received 3,100,000 warrants to purchase our common stock at an exercise price of $0.25.  The warrants have a five year exercise period and are 50% “cashless” and 50% cash exercise.

On May 21, 2012, a stockholder loaned $18,000 (unsecured), net with repayments of $3,000, to the Company with a demand due date. The loan is non interest bearing.

On May 30, 2012, a stockholder loaned $20,000 (unsecured) to the Company with a demand due date.   The loan is non interest bearing.

On July 6, 2012, a stockholder loaned $10,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

On July 10, 2012, a stockholder loaned $15,000 (unsecured) to the Company due July 10, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

On September 7, a stockholder paid loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

On September 14, 2012, a stockholder loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.  The Company determined there was no beneficial conversion feature at the time of issuance.

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

Stock-based compensation

We account for stock options issued under the recognition and measurement principles of Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10").  Under the provisions of ASC 718-10, we are required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete, in accordance with ASC 718-10.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Total stock-based compensation expense for the nine months ended September 30, 2012 and 2011 amounted to $85,000 and $176,500, respectively.

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

Management believes that its unaudited condensed financial statements for the three months ended September, 30, 2012 and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended September 30, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009.  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012.   This note is guaranteed by Mr. Burchetta, a Company director.  As of September 30, 2012, this note has matured and is still outstanding and is in default at this time.  The Company is in discussions with the lender.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total).  The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.  The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty.  In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013.  This warrant has a "cashless" exercise feature.    This note is guaranteed by Mr. Burchetta, a Director of the Company.  The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note.  At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.  We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which is included in expenses.  On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.  On August 27, 2010, we repaid $80,000 in principal on the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2012. As of September 30, 2012, this note has matured and is still outstanding and is in default at this time.

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%.  The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013.  The conversion price is set at $0.15 per share.  The Notes carry a first lien security interest in all of the assets of the Company.  As of September 30, 2012, $389,500 of the outstanding notes were in default.

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

DEBT RESOLVE, INC.

Dated: November 16, 2012	By:	/s/ Michael J. Cassella
Michael J. Cassella
Co-Chairman/ Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)