Form 10-K
period 2012-12-31
DEBT RESOLVE INC
filed 2013-05-03
CIK 1106645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 001-33110

DEBT RESOLVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0889197
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

577 Broadway, Suite A
Massapequa, New York	11758
(Address of principal executive offices)	(Zip Code)

(914) 949-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	OTC Markets

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $4,134,750, based on the last sale price of $0.08 per share on June 30, 2012, as quoted in the OTCQB marketplace.

As of April 30, 2013, 90,137,703 shares of the issuer’s Common Stock were issued and outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by federal securities laws, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, including under Item 1A. , “Risk Factors,” which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

Debt Resolve, Inc. is a Delaware corporation formed in April 1997. We are a technology company that develops complete, integrated web-based debt management solutions for consumer credit issuers, debt buyers, collection agencies, collection law firms, hospitals, doctor groups and utilities using patent-protected processes that cannot be replicated by our competitors. Much as travel websites disrupted the travel industry, Debt Resolve aims to offer to creditors and debtors a 21st century solution to centuries-old debt negotiation and collection. Internet tools disintermediated the travel industry, empowering consumers to purchase travel when, where and how they wanted for less than it cost at traditional travel agencies. With our tagline "Resolved. With Dignity.®", Debt Resolve aims to similarly empower consumers to settle their delinquent debt when, where and how it suits them best while radically reducing creditors’ collection costs, increasing revenues per resolution, monetizing low balance debt that previously went lost and reducing litigation exposure that has previously toppled large brick-and-mortar collection companies.

The DR Settle™ solution is our “double-blind” bidding system that works in real-time to resolve consumer obligations by taking offers from debtors and creditors and finding a resolution between the offers. Protected by five U.S. patents, our process is fully automated and does not require human intervention. The core patent, no. 6,330,551, has been upheld by the U.S. Court of Appeals for the Federal Circuit in Cybersettle, Inc. vs. National Arbitration Forum, Inc. (2007-1092). The product’s infrastructure was built to accommodate significant scaling. We also created an early stage delinquency solution, DR Prevent™, that is suited to internal bank collection operations. The benefits of our Debt Resolve solutions versus traditional collection methods have been lower cost, higher average collections per account and higher portfolio recovery rates. In addition, our solutions help our clients keep satisfied customers, since our systems are much less intrusive than traditional collection techniques. The newer DR Collect™, solution targeted specifically to collection agencies and law firms combines certain features of DR Settle and DR Prevent and automates the integration process for data for these smaller prospective clients. Finally, we have launched www.iSettleNow.com, our generic label collection solution for debt buyers, collection agencies and collection law firms. iSettleNow offers lower pricing because there is no customization needed for the client’s website.

Our Debt Resolve solutions bring creditors (or parties who service their credit) and consumer debtors together to resolve defaulted consumer debt online through a series of steps. The process is initiated when one of our creditor or servicer clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts. The client then invites its consumer debtor to visit a client-branded website or our generic iSettleNow solution, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the delinquent or defaulted debt through one of our Debt Resolve solutions. Through our hosted website, the debtor is allowed to make three or four offers, or select other options to bring current or settle the obligation. If the debtor makes an offer acceptable to our creditor client, payment can then be collected directly through the Debt Resolve payment gateway and deposited directly into the client’s account. We never touch our client’s money. The entire resolution process is accomplished online.

We completed development and commenced commercial use of our software solution in 2004. We currently have written contracts in place with two banks, five collection agencies and one retailer. Only two of these contracts are material to our current revenue stream, meaning that the clients represent more than 10% of our revenue. These contracts have been previously filed with the SEC.

Corporate and Background Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. In 2000, we filed a registration statement on Form 10-SB with the SEC and became a reporting, non-trading public company. Through February 24, 2003, we were inactive and had no significant assets, liabilities or operations. On February 24, 2003, James D. Burchetta and Charles S. Brofman, founders of our company, and Michael S. Harris, a former director of our company, purchased 2,250,000 newly-issued shares of our common stock, representing 84.6% of the then outstanding shares. We received an aggregate cash payment of $22,500 in consideration for the sale of such shares to Messrs. Burchetta, Brofman and Harris. Our board of directors was then reconstituted, and we began our current business and product development. On May 7, 2003, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc. and to increase the number of our authorized shares of common stock from 20,000,000 to 50,000,000 shares. On August 16, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000 shares. On August 25, 2006, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, we effected a 1-for-10 reverse stock split of our outstanding shares of common stock, which reduced our outstanding shares of common stock from 29,703,900 to 2,970,390 shares. On November 6, 2006, we completed a public offering which, in conjunction with the conversion of convertible bridge notes into shares of our common stock, increased the number of outstanding shares of common stock to 6,456,696. On June 3, 2010, following approvals by our board of directors and holders of a majority of our outstanding shares of common stock, our certificate of incorporation was amended to increase the number of our authorized shares of common stock from 100,000,000 to 200,000,000 shares. Subsequent common stock grants, option exercises, the acquisition of First Performance Corporation, warrant grants, conversions of notes, interest, payroll and accounts payable and private placements to accredited investors have brought us to our current number of outstanding shares of common stock. Our principal executive offices are located at 577 Broadway Suite A, Massaqequa, New York 11758, and our telephone number is (914) 949-5500. As of December 31, 2012, we had no subsidiaries. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

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

We believe the main advantages to consumer debtors in using our Debt Resolve solutions are:

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

Our Debt Resolve solutions consist of DR Settle (for late stage debt settlement), DR Prevent (for early stage delinquencies) and DR Collect™, a solution customized to the unique needs of collection agencies and law firms. In addition, these core solutions are augmented by administrative modules like DR Pay™ for online payments, DR Control™ for system administration and DR Mail™ as our secure e-mail methodology.

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

We believe our Debt Resolve solutions offer significant benefits to our creditor clients:

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

Our Interactive Voice Response Solutions

In March 2011, we announced that we had begun development of interactive voice response (IVR) versions of our DR Settle and DR Prevent solutions. These solutions will be targeted to both the issuer and servicer markets. We expect to fully develop these versions in the future based on client demand.

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $2.5 trillion in December 2011, a compound annual growth rate of approximately 7.4% for the period. In parallel, the accounts receivables management (“ARM”) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collections industry trends:

•
Profit margins are stagnating or declining due to the fixed costs of telephone-based collections. In addition, periods when the economy is weak means more delinquencies to collect but a higher inability on the part of debtors to pay. Thus, costs increase to generate the same level of revenue. The ACA International’s 2011 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

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

The collections industry has always been driven by letters and agent calls to debtors. In the early 1990’s, dialer technology created an improvement in calling efficiency. However, it was not until the early 2000’s that any new technologies were introduced. These new technologies include analytics, IVR systems and Internet-based collections. Of these, IVR systems and Internet-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement, while analytics focus agent time on the accounts with the highest potential to collect. We plan to expand our offerings to include IVR, as well as Internet-based tools, in the future.

Our Business Growth Strategy

Our goal is to become an important participant in the ARM industry by making our Debt Resolve solutions key collection tools at all stages of delinquency across all categories of consumer debt. The key elements of our business growth strategy are to:

•
Accelerate our marketing efforts and extend target markets for the Internet product. Initially, we marketed our DR Settle system to credit issuers, their collection agencies and collection law firms and the buyers of their defaulted debt in the United States and the United Kingdom. We also entered the auto collections vertical in 2007 with the addition of several clients in this area. In 2010, we implemented our first client in the retail sector. We were actively targeting new market segments like healthcare companies, and new geographic markets, like Asia and other international markets. Other markets in the United States may include student loan debt, utilities, Internet/payday lending and other low balance debt.

•
Form strategic industry partnerships. In 2011, we changed the principal thrust of our sales and marketing efforts from direct sales to forming partnerships with large, well established collection industry players. The partners would then market our solutions to their existing client base and thereby significantly accelerate our revenue growth. During 2011, we formed eight partnerships representing over 1,000 potential end user clients. We signed our first partnership related client in July 2011 and completed implementation through a direct system-to-system integration in November 2011. In 2012 and through May 3, 2013, we have signed up seven new clients through these partners.

•
Expand our service offerings. We may decide to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services. We are working with partners to provide one-stop shopping to our clients for a broad array of collection related services, including payment processing, analytics and collection floor software and other technology. For example, we have just formed a partnership to develop IVR versions of our solutions DR Settle and DR Prevent.

•
Grow our client base. As discussed above, we are growing our client base principally through our new partnerships. We also attend major industry events like trade shows. With our suite of online products, we believe we can expand our client base by offering a broader range of services with our partners. We believe that our clients can benefit from our patented, cost-effective technology and other partner services, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

•
Increase adoption rates. Our clients typically pay us either flat monthly fees that vary by number of accounts loaded or a percentage of the monthly recoveries collected using our solutions. Using our proprietary technology and our marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

•
Provide additional products and services to our installed client base. We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances. Some of these services include mailing services, analytics, tracing technology, collection floor software or voice -driven technology.

•
Maintain and leverage technological leadership. Our technology and integration expertise has enabled us to be among the first to introduce an online method for the resolution of consumer debt, and we believe we pioneered the online collection technology space. We believe the scope and speed of integration of our technology-based services gives us a competitive advantage and with our efforts on continued research and development, we intend to continue to maintain our technological leadership. We implement our typical client in 30 days or less. Also, we completed three major enhancements to our solutions including true multiple account functionality, the ability for a consumer user to go back to previous screens and the iSettleNow proprietary solution.

•
Facilitate and leverage growth. We believe our growth will be facilitated by the fact that we have already established “proof of concept” of our system with our initial national and international clients. Our client statistics show that clients can collect more money at a lower cost than the traditional collection methods of phone and mail alone. In addition, the increasing level of consumer debt both in the United States and internationally and the significant level of charge-offs by consumer debt originators is driving clients to take new technologies more seriously. Finally, major changes in consumer bankruptcy laws have impacted our markets. The Bankruptcy Abuse Prevention and Consumer Protection Act, which became effective in October 2005, significantly limits the availability of relief under Chapter 7 of the U.S. Bankruptcy Code, where consumer debts can be discharged without any effort at repayment. Under this law, consumer debtors with some ability to repay their debts are either barred from bankruptcy relief or forced into repayment plans under Chapter 13 of the U.S. Bankruptcy Code. In addition, this law imposes mandatory budget and credit counseling as a precondition to filing bankruptcy. We believe that these more stringent requirements will make bankruptcy a much less attractive option for most consumer debtors to resolve outstanding debt and will increase the pool of accounts suitable for our Debt Resolve solutions and potentially lead more creditors to utilize our system.

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

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business, thereby improving margins over time. It is our intention to base pricing on the value gained by clients rather than on our direct costs. In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer our Debt Resolve solutions to a majority of their target debtors as a preferred or alternate channel. A key part of our sales strategy is to build a proof-of-concept by sub-market. This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire. These results form the basis for the business case and are key to closing sales by providing a clear expected return on investment to prospective clients. Results will come from existing clients, new partnerships and from our current business partners or contacts. Much of this return on investment data was developed during 2011 and 2012, and significantly enhanced marketing materials were created to focus on the clear economic benefits of using our solutions.

Our marketing efforts will focus on strengthening our image versus that of our competition, providing new industry leading technologies, refining our message by market, and re-introducing our company as a financially-sound, growing enterprise. As revenue began to increase during 2012, this revenue growth provided further evidence of the viability of our solutions.

Technology License and Proprietary Technology

At the core of our DR Settle solution is a patent-protected bidding methodology co-invented by the co-founders of our company. We originally entered into a license agreement in February 2003 with the co-founders for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551, issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. Four subsequent patents have been issued and form a five patent “cluster” underpinning our license agreement. In June 2005, we amended and restated the license agreement in its entirety.

The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, the co-founders have agreed to accept stock options to purchase shares of our common stock, which were granted as follows:

•
initially, we granted to each of the co-founders a stock option for up to such number of shares of our common stock such that the stock option, when added to the number of shares of our common stock owned by each of the co-founders, and in combination with any shares owned by any of their respective immediate family members and affiliates, would equal 14.6% of the total number of our outstanding shares of common stock on a fully-diluted basis as of the closing of our then-potential public offering, assuming the exercise of such stock option (at the close of our public offering in November 2006, we issued to each of the co-founders stock options for the purchase of up to 758,717 shares of our common stock),

•
if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $10,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of the co-founders such additional number of stock options as will equal 1% of our total number of outstanding shares of common stock on a fully-diluted basis at such time,

•
if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $15,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of the co-founders such additional number of stock options as will equal 1.5% of our total number of outstanding shares of common stock on a fully-diluted basis at such time, and

•
if, and upon, our reaching (in combination with any subsidiaries and other sub-licensees) $20,000,000 in gross revenues derived from the licensed usage in any given fiscal year, we will grant each of the co-founders such additional number of stock options as will equal 2% of our total number of outstanding shares of common stock on a fully-diluted basis at such time.

The stock options granted to the co-founders pursuant to the license agreement have an exercise price of $5.00 per share and are exercisable for ten years from the date of grant.

The term of the license agreement extends until the expiration of the last-to-expire patents licensed (now 5 patents) and is not terminable by the co-founders, the licensors. The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of the co-founders. The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm’s-length transaction between the co-founders, on the one hand, and our independent directors, on the other hand.

Cybersettle, Inc. also licenses and utilizes the patent-protected bidding methodology co-invented by the co-founders, exclusive to the settlement of personal injury, property and worker’s compensation claims between claimants and insurance companies, self-insured corporations and municipalities.  Cybersettle is not affiliated with us.

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

Technology and Service Providers

We outsource our web hosting to Cervalis LLC, a Tier 1 data center providing our security in a SSAE 16 and PCI certified environment. The Cervalis hosting facility is located in Wappingers Falls, New York. We use our own servers in Cervalis’ environment to operate our proprietary software developed in our corporate offices.

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

There are many new competitors entering the online collections market at this time. We are very closely monitoring their functionality to prevent an infringement of our patented settlement engine. Several cease and desist letters have been sent in 2011 and 2012 to potential infringers to stop using technology that appears to use our protected process, and we will vigorously enforce our rights to protect our technology.

Government Regulation

We believe that our Internet technology business is not subject to any regulations by governmental agencies other than those routinely imposed on corporate and Internet technology businesses. We believe it is unlikely that state or foreign regulators would take the position that our solutions effectively constitute the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies, as we have no client funds in our custody at any time. We simply provide a software suite that our clients use to conduct their business.

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

Employees

As of April 12, 2013, we had two full-time employees and two independent contractors. Our employees and contractors are based at our corporate headquarters in Massapequa, New York or are home-based sales executives. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees and contractors are good.

ITEM 1A. Risk Factors

Cautionary Statements and Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this report.

Risks Related to Our Business

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” which could impede the process of raising capital.

For the years ended December 31, 2012 and 2011, we had inadequate revenues and incurred net losses of $1,568,341 and $2,121,574, respectively. Cash used in operating activities for operations was $446,982 and $632,335 for the years ended December 31, 2012 and 2011, respectively. Based upon projected operating expenses, we believe that our working capital as of May 3, 2013 may not be sufficient to fund our plan of operations for the next 12 months. The going concern explanatory paragraph has been included on our financial statements since our inception.

We need to raise additional capital in order to be able to accomplish our business plan objectives. We have historically satisfied our capital needs primarily from the sale of debt and equity securities. We are continuing our efforts to secure additional funds through debt and/or equity instruments. The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us. Since 2009, the principal source of funding for us has been these private accredited investors, who have invested in notes (including convertible notes) and in stock purchases.  Also, a bank loaned us $300,000, of which $200,000 is still outstanding as of December 31, 2012. Finally, board members and management have loaned us $205,000 that has not been repaid or converted to stock and has provided either short term or longer term capital to us. These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

We have experienced significant and continuing losses from operations. In fiscal years 2012 and 2011, we have incurred net losses for these two years of $1,568,341 and $2,121,574, respectively. If such losses continue, we may not be able to continue our operations.

We incurred a net loss of $1,568,341 for the year ended December 31, 2012 and $2,121,574 for the year ended December 31, 2011.  If we continue to experience losses, we may not be able to continue our operations or may need to significantly curtail our activities.

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

We also lost considerable marketing exposure while we restructured our balance sheet with limited resources by discharging certain notes, interest and payables by stock or settlement in 2009 and 2010. We are working to regain the market awareness that we had prior to the period where we were less active and visible. There can be no assurance that we can rebuild the original perception that we were the original company and leader in the industry for web collections technology. We are again attending trade shows and doing limited appropriate advertising, but it takes substantial time and effort to rebuild our brand, and there is no assurance that we will be successful. The ultimate validation of our market position will be our ability to generate meaningful revenue from our solutions.

We may not be able to protect the intellectual property rights upon which our business relies, including our licensed patents, trademarks, domain name, proprietary technology and confidential information, which could result in our inability to utilize our technology platform, licensed patents or domain name, without which we may not be able to provide our services.

Our ability to compete in our sector depends in part upon the strength of our proprietary rights in our technologies. We consider our intellectual property to be critical to our viability. We do not hold patents on our consumer debt-related product, but rather license technology for our DR Settle solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component.

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

We do not hold patents on our consumer debt-related product, but rather license technology for our DR Settle solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. This license agreement limits usage of the technology to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. These limitations on usage of the licensed technology could constrain the expansion of our business by limiting the different types of debt for which some of our Debt Resolve solutions can potentially be used, and limiting the potential clients that we could service.

Potential conflicts of interest exist with respect to the intellectual property rights that we license from our co-founders, and it is possible our interests and their interests may diverge.

We do not hold patents on our consumer debt-related product, but rather license technology for our DR Settle solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into DR Settle as a key component. This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of the co-founders. The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of the co-founders. Our interests with respect to such pleadings and settlements may be at odds with those of the co-founders.

Under the terms of our license agreement, the co-founders of our company will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled receive any stock options for other debt collection activities such as off-line settlements. The license agreement may present the co-founders with conflicts of interest.

If we cannot compete against competitors that enter our market, demand for our services will be limited, which would likely result in our inability to continue our business.

We are aware of several companies that have software offerings that are competitive with our solutions and which compete with us for market share. Two early competitors, Incurrent Solutions, Inc., a division of Online Resources Corp., and Apollo Enterprises Solutions, LLC announced an online collection offering in fall 2004. Additional competitors have emerged in the online defaulted consumer debt market. These and other possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the banking or collection industries than we currently have. In the future, we may not have the resources or ability to compete. As there are few significant barriers for entry to new providers of defaulted consumer debt services, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that our existing or potential creditor clients will continue to use our services on an increasing basis, or at all. If we are unable to develop and expand our business or adapt to changing market needs as well as our competitors are able to do, now or in the future, we may not be able to continue our business.

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

Michael J. Cassella possesses specialized knowledge about our business, and we would be adversely impacted if he was to become unavailable to us.

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of Michael J. Cassella, our Chief Executive Officer. He has knowledge regarding online debt collection technology and many aspects of company operations that would be difficult to replace. If he were to become unavailable to us, our operations would be adversely affected. We have no insurance to compensate us for the loss of his services.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for small capitalization companies like us. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

We currently occupy office space at 577 Broadway Suite A, Massapequa, NY 11758, under a short term lease. We pay monthly rent of approximately $850.00.

ITEM 3. Legal Proceedings

Lawsuits from vendors

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. The case has been on hold since the bankruptcy filing. On March 18, 2009, we filed a counterclaim in the bankruptcy court for legal malpractice and the defenses raised in the previously filed answer. The full amount in dispute is included in the Company’s accounts payable. The bankruptcy case has stayed this litigation and is still pending at this time. However, we believe that based on bankruptcy law, this action will be discharged with the bankruptcy case following distribution of the assets of the estate with no liability to us.

In Mathew L. Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C), Mathew L. Johnson & Associates, P. C ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract in the amount of $10,000. On or about August 23, 2010, MLJ performed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for services. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

RBSM LLP (former independent accountant), the plaintiff, has filed a claim on or about January 24, 2013 for certain professional services performed on behalf of the Company in the amount of $63,828. The full amount of the claim is included within accounts payable.

From time to time, we are involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTCQB marketplace under the symbol DRSV.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the OTCQB marketplace from January 1, 2011 to present:

	Year ended December 31,
Quarter	2012		2011
	High	Low	High	Low
First	$0.12	$0.07	$0.08	$0.05
Second	$0.13	$0.04	$0.09	$0.02
Third	$0.08	$0.04	$0.28	$0.05
Fourth	$0.06	$0.02	$0.15	$0.03

As of May 3, 2013, there were approximately 2,000 record holders of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2012, we sold 4,300,000 shares of common stock to accredited investors for cash proceeds of $380,000. Warrants to purchase 9,700,000 shares of our common stock were issued to the investors with a five -year exercise period and exercise prices of $0.10 to $0.25 per share. The warrants are 50% cash and 50% cashless for their exercise price.

Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2012.

ITEM 6. Selected Financial Data

Not applicable

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

Overview

Since completing initial product development in early 2004, our primary business has been providing software solutions to consumer lenders or those collecting on those consumer loans based on our proprietary DR Settle™ solution, our Internet-based bidding system that facilitates the settlement and collection of defaulted consumer debt via the Internet. We also offer two other solutions, DR Prevent™ for early stage collections and DR Collect™, a solution specifically tailored to agencies and law firms. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. We intend to market our services to other segments served by the collections industry worldwide. For example, we believe that our system will be especially valuable for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We also intend to pursue past-due Internet-related debt, such as that held by sellers of sales and services online or payday lenders. We believe that consumers who incurred their debt over the Internet will be quite likely to respond favorably to an Internet-based collection solution. In addition, creditors of Internet-related debt usually have access to debtors’ e-mail addresses, facilitating the contact of debtors directly by e-mail. Also, there are significant opportunities for us in healthcare with hospitals and large provider groups. We believe that expanding to more recently past-due portfolios of such debt will result in higher settlement volumes, improving our clients’ profitability by increasing their collections while reducing their cost of collections. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

We have prepared for our entry into the European banking marketplace by reviewing our mode of business and modifying our contracts to comply with appropriate European privacy, debtor protection and other applicable regulations. We expect that initially, our expense associated with servicing our United Kingdom and other potential European clients will be minimal, consisting primarily of travel expense to meet with those clients and additional legal fees, as our European contracts, although already written to conform to European regulations, may require customization. We have begun investigation of companies which may provide local, outsourced European customer service support for us on an as -needed basis, the expense of which will be variable with the level of business activity. We may incur additional costs, which we cannot anticipate at this time, if we expand into Canada and other countries. However, none of these additional costs that we are aware of at this time are material to our current cost structure or would impact our financial results in a material way.

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

Our current contracts provide that we will earn revenue based on a percentage of the amount of debt collected from accounts submitted on our Debt Resolve solutions, flat fees per settlement achieved, flat fees per account placed or a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by our client or at the beginning of each month. For the early adopters of our system, we waived set-up fees and other transactional fees that we anticipate charging on a going-forward basis. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Most contracts currently in process include provisions for set up fees and base revenue on a flat monthly or annual fee, in the aggregate or per account, with some contracts having a small transaction fee on debt settlement as well. In addition, with respect to our DR Prevent module, which settles consumer debt at earlier stages, we expect that a fee per account on our system, and/or the hybrid revenue model which will include both fees per account and transaction fees at settlement, may become the preferred revenue methods. In October 2010, we launched a new application, DR Collect, which targets collection agencies and collection law firms on a flat monthly fee basis. Finally, we launched iSettleNow.com in late 2011 that charges new clients a setup fee and a percent of payments made through the solution. As we expand our knowledge of the industry, we have become aware that different revenue models may be more appropriate for the individual circumstances of our potential clients, and our expanded choice of revenue models reflects that knowledge.

In January 2007, we purchased the outstanding common stock of First Performance Corporation and, as a result, we were no longer in the development stage as of the date of that acquisition. First Performance Corporation and its subsidiary, First Performance Recovery Corp., were collection agencies that represented both regional and national credit grantors from such diverse industries as retail, bankcard, oil cards, mortgage and auto. On June 30, 2008, First Performance management closed the remaining operations of First Performance due to lack of working capital. On August 1, 2009, First Performance Corp. was dissolved and was no longer included in our financial statements as of that date. The wholly-owned subsidiary of First Performance Corp. called First Performance Recovery Corp. was also dissolved on March 3, 2010.

For the years ended December 31, 2012 and 2011, we had significantly inadequate revenues and incurred net losses of $1,568,341 and $2,121,574, respectively, from operations. Cash used in operating activities was $446,982 for the year ended December 31, 2012. Cash used in operating activities was $632,335 for the year ended December 31, 2011. Based upon projected operating expenses, we believe that our working capital as of May 3, 2013 may not be sufficient to fund our plan of operations for the next 12 months. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital in order to be able to accomplish our business plan objectives. We have historically satisfied our capital needs primarily from the sale of debt and equity securities. We are continuing our efforts to secure additional funds through debt and/or equity investments. The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us. Since 2009, the principal source of funding for us has been these private accredited investors and in sales of stock.

We have successfully raised capital for our day-to-day operations since our inception; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect revenue to increase in 2013 based on current contracts and our sales pipeline. During 2012, we used approximately $447,000 in cash, plus we increased our accounts payable and accrued expenses for operations (excluding accrued interest) by another $606,000, with revenue of only $176,000. If we have estimated revenue in 2013 of approximately $400,000 (of which there can be no assurance), the investment or loans funds to be raised for 2013 would be approximately $700,000, not including maturing notes of $1,960,000. Many of our partnerships that are currently driving revenue growth are only beginning to become active.

Results of Operations

Year ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues totaled $176,187 and $138,897 for the years ended December 31, 2012 and 2011, respectively. We earned revenue during the years ended December 31, 2012 and 2011 as a percentage of debt collected, on a fee per settlement and on an average monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses totaled $594,384 for the year ended December 31, 2012, a decrease of $224,928 over payroll and related expenses of $819,312 for the year ended December 31, 2011. This decrease was due to much lower stock option expense and by decreases in salaries 2012. Salaries decreased to $408,350 for the year ended December 31, 2012 from $565,150 for the year ended December 31, 2011, a decrease of $156,800 or 28%. Commissions were $3,118 and $431 for the years ended December 31, 2012 and 2011, respectively. Stock-based compensation expense to employees was $95,000 for the year ended December 31, 2012, a decrease of $64,000 from expense of $159,000 for the year ended December 31, 2011. Payroll tax expense paid decreased as more payrolls were accrued in 2012 versus 2011. Payroll tax expense was $72 for the year ended December 31, 2012, a decrease of $6,243 over payroll tax expense of $6,315 for the year ended December 31, 2011. We have accrued a significant payroll liability and have not filed payroll returns in 2012. We also experienced a slight decrease in health insurance expense to $87,844 for the year ended December 31, 2012 from $88,294 in the year ended December 31, 2011, a decrease of $450 due to a plan transition at the end of 2010 that reduced premiums and the departure of one employee from the plan in 2012. Other miscellaneous salary related expenses were $0 in payroll expenses for the year ended December 31, 2012 as compared with $122 for the year ended December 31, 2011.

General and administrative expenses. General and administrative expenses amounted to $478,191 for the year ended December 31, 2012, as compared to $687,857 for the year ended December 31, 2011, a decrease of $209,666 or 30%. The expense for stock based compensation granted to consultants for the year ended December 31, 2012 was $0 versus $25,000 for the year ended December 31, 2011 . For the year ended December 31, 2012, total service fees were $165,384, as compared with $217,739 in service fees for the year ended December 31, 2011, primarily related to the higher consulting expense. Rent and utilities were $20,857 and $14,810 for the year ended December 31, 2012 and 2011, respectively due to us moving to a less expensive office. Marketing expenses were $10,423 and $45,992 for the year ended December 31, 2012 and 2011, respectively primarily due to funding constraints. Legal fees decreased by $21,202 to $9,882 for the year ended December 31, 2012 from $30,969 for the year ended December 31, 2011. Accounting fees decreased by $39,046 to $114,747 for the year ended December 31, 2012 from $153,793 for the year ended December 31, 2011 primarily due to reduced costs with auditing in the current year. Telecommunications, travel and insurance were $56,025, $5,735 and $88,464 for the year ended December 31, 2012, respectively, and $58,242, $14,796 and $110,534 for the year ended December 31, 2011, respectively. Miscellaneous office expenses and business taxes were $6,175 for the year ended December 31, 2012 and $15,982 for the year ended December 31, 2011.

Depreciation and amortization expense. For the years ended December 31, 2012 and 2011, we recorded depreciation expense of $1,809 and $11,615, respectively, due to a number of assets reaching full depreciation during 2011.

Interest expense. We recorded interest expense of $282,932 for the year ended December 31, 2012, compared to net interest expense of $267,952 for the year ended December 31, 2011 due to the issuance of debt to fund operations in 2010 and 2011. Interest expense for the years ended December 31, 2012 and 2011 includes interest on short term notes, related party notes, related party lines of credit, convertible debentures, and our bank loan.

Interest expense - amortization of deferred debt discount. Amortization expense of $387,212 and $453,735 was incurred for the years ended December 31, 2012 and 2011, respectively, for the amortization of the beneficial conversion feature and deferred debt discount of our lines of credit and note offerings. The decrease was due to maturing debt with fully amortized debt discounts.

(Loss) gain on settlement of payables. We recorded a loss of $20,000 for the settlement of old payables during the year ended December 31, 2011 and none in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficiency (total current liabilities in excess of total current assets) in the amount of $5,139,002 and cash totaling $30,850. We incurred a net loss of $1,568,341 for the year ended December 31, 2012. Net cash used in operating activities was $446,982 for the year ended December 31, 2012 primarily from the incurred loss of $1,568,341, net with non-cash adjustments of $1,809 for depreciation, amortization of debt discounts of $387,212 for stock based compensation of $115,000 and changes in operating assets and liabilities of $617,338. Cash flow provided by financing activities was $461,000 for the year ended December 31, 2012 primarily from sale of common stock of $380,000 and issuance of notes payable, net of repayments of $71,000. Our working capital as of April __, 2013 is negative and is not sufficient to fund our plan of operations for the next year. These factors raise substantial doubt about our ability to continue as a going concern.

We need to raise additional capital of at least $600,000 for 2013 in order to be able to accomplish our business plan objectives. We have historically satisfied our capital needs primarily from the sale of debt and equity securities. We are continuing our efforts to secure additional funds through debt and/or equity instruments. The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us. Since 2009, the principal source of funding for us has been these private accredited investors. In addition, board members and management have loaned us funds that have not been repaid or converted to stock and have provided either short term or longer term capital to us.

We have successfully raised capital for our day-to-day operations since our inception; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given our delay in generating meaningful revenue. Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In their report dated May 3, 2013, our independent registered public accounting firm stated at December 31, 2012, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Off-Balance Sheet Arrangements

As of May 3, 2013, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services. At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). At December 31, 2011, three clients represented receivables of $5,000 (19%) and $10,000 (37%) and $11,777 (44%) . The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2012 and 2011, no allowance for doubtful accounts has been booked.

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

We follow Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. None of these statements had an impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition

To date, the Company has earned revenue from collection agencies, collection law firms and lenders that implemented our online system. The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. For the early adopters of the Company's product, the Company has waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement. The Company is currently marketing our system to three primary markets. The first and second are financial institutions and collection agencies or law firms, our traditional markets. The Company is also expanding into healthcare, particularly hospitals, which is its third market.

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

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2012 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the COSO framework criteria. Management has identified the major control deficiencies is that of the lack of segregation of duties and limited accounting knowledge of Company debt and equity transactions. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fourth quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of April __, 2013:

Name	Age	Position

Michael J. Cassella	43	Chief Executive Officer and Acting Chief Financial Officer
James G. Brakke	70	Chairman of the Board
William M. Mooney	73	Director
Gary T. Martin	67	Director
Rene A. Samson	34	Vice President -Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Michael J. Cassella has been our Chief Executive Officer and Acting Chief Financial Officer since June 2012. He joined our company and became Chief Operating Officer in June 2011. Mr. Cassella previously worked with National Securities Corporation from 2004 to May 2011. From August 2009 to May 2011, Mr. Cassella was Investment Products Sales Manager, with responsibility for servicing 800 retail brokers on initial public offerings, secondary offerings and private placements. From August 2006 to September 2008, Mr. Cassella was Assistant Branch Manager of the New York Branch and managed over 50 retail brokers. From August 2004 to August 2006, Mr. Cassella was a Senior Account Executive. Prior to National Securities, Mr. Cassella was a Founding Partner at Joseph Gunnar & Co., a private investment bank.

James G. Brakke has been a member of our board of directors since October 2009. Mr. Brakke was our Chairman and Chief Executive Officer from April 2010 through June 2012. Mr. Brakke is a Vice Chairman of the Ronald Reagan Presidential Foundation Advisory Council, Director at First Foundation Bank, First Foundation Advisors, Mission Hospital Foundation and Maury Microwave Corp. and Chairman of Life Vessel & Advanced Wellness. Mr. Brakke was Founder and President until 2009 of Brakke-Schafnitz Insurance Brokers, a multi-line commercial brokerage and consulting firm he co-founded in 1971 managing in excess of $250 million of insurance premiums with both domestic and international insurers. He is a former member of the board of advisors for Pepperdine University's Graziadio School of Business, Orange County Sheriffs and the Orange County YMCA and has served as director on the boards of Denticare, Pacific National Bank, Commercial Capital Bank, The Busch Firm, National Health Care Services and E-Funds. Mr. Brakke is a graduate of Colorado State University with a B.S. degree in Business and Finance. Mr. Brakke's background in insurance and corporate governance qualifies him to be a director.

William M. Mooney, Jr. has been a member of our board of directors since April 2003. Mr. Mooney is currently President of The Westchester County Association. Mr. Mooney has been involved in the banking sector in an executive capacity for more than 30 years. Prior to joining Independence Community Bank, he served for four years as an Executive Vice President and member of the management committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity. Mr. Mooney also spent 23 years at Chemical Bank and, following its merger with Chase Manhattan Bank, he was a Senior Vice President with responsibilities including oversight of all retail business. Mr. Mooney was the President of the Westchester Partnership for Economic Development. He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College. He has served on the board of trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters and the Hispanic Chamber of Commerce. Mr. Mooney received a B.A. degree in business administration from Manhattan College. He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia. Mr. Mooney's background in banking and finance qualifies him to be a director.

Gary T. Martin has been a member of our board of directors since June 2012. Mr. Martin has been the Chief Executive Officer of Encore Supply Strategies since 2010. Encore provides consulting services to customers of Procter & Gamble who license Procter & Gamble’s proprietary supply chain intellectual property. Mr. Martin is also President of Adventure Leisure Properties Ltd., a Florida-based company operating a recreational investment property in New Zealand since 2002. Mr. Martin is also President of a small startup company, LYNX Technology Limited, located in Ontario, Canada, which is developing proprietary exploratory mining equipment since 2010. Previously, Mr. Martin was an executive with Procter & Gamble for 33 years. Mr. Martin was President of Procter & Gamble’s worldwide family care business from 1999 until his retirement in 2001. Previously, from 1991 to 1999, he was Senior Vice President of the company’s supply system with responsibility for worldwide purchasing, engineering, manufacturing and customer service/distribution. In this capacity, Mr. Martin was responsible for managing the company’s capital spending, the production of all its products and 65,000 employees. Additionally, for a time, he was also the Chief Information Officer of the company. Mr. Martin’s executive experience qualifies him to be a director.

James D. Burchetta, our co-founder and former Co-Chairman and Chief Executive Officer, resigned as a member of our board of directors in August 2012. Glen D. Myers resigned as a member of our board of directors in May 2012.

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

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. William M. Mooney, Jr. and Gary T. Martin are “independent” as defined by New York Stock Exchange rules.

During 2012, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the nominations and governance committee and the compensation committee were included as exhibits to our registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors which, as of December 31, 2012, consisted of only William M. Mooney, Jr., an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee. In May 2004, we established a compensation committee of the board of directors which, as of December 31, 2012, consisted of only Mr. Mooney, an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors which, as of December 31, 2012, consisted of only Mr. Mooney, an independent director. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors,
•	considering stockholder proposals of director nominations,
•	committee selection and composition,
•	considering the adequacy of our corporate governance,
•	overseeing and approving management continuity planning process, and
•	reporting regularly to the board with respect to the committee’s duties.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate.” “Financially literate” is defined as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

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

Legal Proceedings

As of May 3, 2013, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

In May 2003, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics and Business Conduct is posted on our website at http://www.debtresolve.com and we will provide a copy without charge to any stockholder who makes a written request for a copy.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by us.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2012.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Cassella	2012	160,850	-	-	-	-	-	-	160,850
Chief Executive Officer (1)	2011	87,500		-	120,000	-	-		207,500
James G. Brakke	2012	-	-	-	-	-	-	-	-
Director (2)	2011	120,000	-	-	-	-	-	-	120,000
David Rainey	2012	62,500	-	-	-	-	-	-	62,500
Past President, Chief Financial Officer, Secretary, Treasurer (3)	2011	156,250	-	-	90,000	-	-	-	246,250
Rene A. Samson	2012	135,000	-	-	-	-	-	-	135,000
VP -Technology (4)	2011	135,000	-	-	-	-	-	-	135,000

_________________

(1)	Mr. Cassella joined our company and became our Chief Operating Officer in June 2011. In June 2012, Mr. Cassella became the Chief Executive Officer and Acting Chief Financial Officer.

(2)	Mr. Brakke was our Chairman and Chief Executive Officer from April 2010 through June 2012. He has been a member of the Board of Directors since November 2009.

(3)
Mr. Rainey joined our company and became our Chief Financial Officer and Treasurer in May 2007. He became Secretary in November 2007 and President in January 2008. From July 2009 to April 2010, he served as Interim Chief Executive Officer. In June 2012, Mr. Rainey resigned from all positions with our company.

(4)	Mr. Samson joined our company as a senior programmer in 2005. In July 2009, he became our VP-Technology in charge of the technology department of the company.

(5)
Significant amounts of the executive salaries listed were accrued but not paid during 2012 and 2011 due to severe cash flow limitations. Specifically, for Mr. Brakke in 2011, all of his $120,000 salary was accrued and not paid for 2011. For 2012 and 2011, all payroll was net paid by manual check except for Mr. Brakke, who was not paid. The payroll taxes for 2012 and 2011 are accrued on the books of the company and will be paid at the next significant funding.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2012 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Michael J. Cassella Co Chairman and Chief Executive Officer (1)	1,000,000	1,000,000	--		$0.06	6/1/2018	--	--	--	--
James G. Brakke Director (2)	1,500,000	--	--		$0.17	4/8/2017	--	--	--	--
David M. Rainey President, Past Chief Financial Officer, Secretary, Treasurer (3)	75,000 150,000 350,000 1,000,000 1,000,000 1,500,000	-- -- -- -- -- --	-- -- -- -- -- --	$ $ $ $ $ $	1.50 1.25 1.40 0.19 0.17 0.06	4/27/2014 2/8/2015 6/12/2015 8/7/2016 4/8/2017 6/1/2018	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --
Rene A. Samson (4)	20,000	--	--		$1.63	6/16/2015	--	--	--	--

(1)
Mr. Cassella holds stock options to purchase 2,000,000 shares of our common stock, one fourth of which vested on June 1, 2011 and one fourth of which vested on June 1, 2012, one fourth of which vest on June 1, 2013 and one fourth of which vest on June 1, 2014, all of which expire on June 1, 2018.

(2)	On April 8, 2010, Mr. Brakke received his grant of stock options to purchase 1,500,000 shares of our common stock, all of which vested immediately and which expire on April 8, 2017.

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

(5)
Significant amounts of the executive salaries listed were accrued but not paid during 2012 and 2011 due to severe cash flow limitations. For 2011 and 2012, all payroll was not paid by manual check. The payroll taxes for 2011 and 2012 are accrued on the books of the Company, along with estimated penalties and interest.

Employment Agreements

On July 15, 2008, Mr. Burchetta’s previous employment agreement with a salary of $250,000 per year was converted to a consulting agreement with all terms otherwise unchanged, as Mr. Burchetta became non-executive Chairman on February 16, 2008 and became non-executive Co-Chairman on April 8, 2010. One additional term added was that the Chairman would always make $25,000 more than the Chief Executive Officer and have comparable benefits. The Board affirmed the effectiveness of the agreement to January 13, 2013. On September 28, 2009, the consulting agreement was amended to reduce the monthly compensation from $20,833 to $10,000 per month and to remove the clause granting the Chairman higher pay than the Chief Executive Officer. Mr. Burchetta received 1,686,000 shares on September 28, 2009 as compensation for the amendment of his consulting agreement.

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke. Mr. Brakke received an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board. Mr. Brakke also was eligible for standard employee benefits including medical and dental and could take cash compensation in lieu of these benefits. Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price per share of $0.17. Mr. Brakke had previously received 250,000 shares upon joining the Board in October 2009.

On June 1, 2011, Michael J. Cassella joined our company as Chief Operating Officer. Mr. Cassella has a one -year contract that renews automatically unless 90 days’ notice of intention not to renew is given by the Company. A six -month period allowed the Company to terminate the contract for any or no reason but expired on December 1, 2011. Mr. Cassella’s base salary is $150,000. Mr. Cassella also received a grant of 2,000,000 options to purchase the common stock of the Company, one fourth of which vested immediately and one fourth of which vests on each of the first, second and third anniversaries of the start of employment with the Company. Mr. Cassella receives a 4% commission on his sales and a 7% bonus for the introduction to the Company of an investor.

Each of the employment agreements above also contained covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of their employment agreements, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property. In addition, the contracts provide for a non-compete during the term of the executive’s severance.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. The Board received no grants for 2012 service on the Board.

Employee Director Compensation. Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2012.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
James D. Burchetta (1)	--	--	--	--	--	--	--
William M. Mooney, Jr. (2)	--	--	--	--	--	--	--
Glen D. Myers (3)	--	--	22,500	--	--	--	22,500

(1)
Mr. Burchetta received a grant of 1,000,000 options at the prior day’s closing price per share of $0.17 for his service to the Board in 2010. Mr. Burchetta received no options for his service in 2011 and 2012. This table excludes stock options granted to Mr. Burchetta pursuant to a licensing agreement with him and our other co-founder. Pursuant to that licensing agreement, we issued to Mr. Burchetta stock options to purchase an aggregate of 758,717 shares of our common stock at $5.00 per share. The stock options have an exercise period of ten years, were valued at $3,414,217, and vested upon issuance.

(2)
Mr. Mooney serves as the sole member of the Audit, Compensation and Nominating Committees. On April 8, 2010, he received a grant of 1,000,000 options to purchase common stock at the prior day’s closing price per share of $0.17 for his service for 2010 along with Mr. Burchetta. Mr. Mooney received no options for his service in 2011 and 2012.

(3)
Mr. Myers joined the Board of Directors on December 5, 2011. Mr. Myers in an angel investor and former collection industry entrepreneur and executive. Mr. Myers received a grant of 250,000 options upon joining the Board that expire on December 5, 2018 and have an exercise price of $0.09.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of May 3, 2013, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 90,137,703 outstanding shares of common stock as of May 3, 2013. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of May 3, 2013 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 577A Broadway, Massapequa, New York 11758.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
William M. Mooney, Jr.	Director	5,856,855	(1)	3.1%
James G. Brakke	Chairman of the Board	3,289,500	(2)	1.7%
Gary T. Martin	Director	12,605,800	(5)	14%
Michael J. Cassella	Chief Executive Officer	3,181,250	(3)	1.7%
Rene A. Samson	VP Technology	520,000	(4)	0.3%

All directors and executive officers and control persons as a group (5 persons)		25,453,405		28.2%
________________

(1)	Includes stock options to purchase 1,044,500 shares of common stock. Also includes 1,537,500 warrants to purchase shares of stock.

(2)	Includes stock options to purchase 1,500,000 shares of common stock. Also includes 1,525,000 warrants to purchase shares of stock.

(3)	Includes stock options to purchase 2,000,000 shares of common stock and 639,250 shares of common stock issuable upon the exercise of warrants.

(4)	Includes stock options to purchase 520,000 shares of common stock.

(5)	Does not include 4,000,000 shares to be issued for stock subscribed.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2012, 324,000 stock options were available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 576,000 shares of our common stock.

The following table provides information as of December 31, 2012 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

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

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) plan for our employees. The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed. Due to the severe cash limitations that we have experienced, the match was suspended in 2009 and will only be re-instated when business conditions warrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On January 14, 2011, former President David M. Rainey loaned us $6,000 on a short term loan due December 31, 2011. The note carries interest at a rate of 12%. Warrants to purchase 60,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan .

On April 14, 2011, the past Chief Executive Officer James G. Brakke loaned us $25,000 on a short term loan due December 31, 2011. The note carries interest at a rate of 12%. Warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.

On April 15, 2011, a director, William M. Mooney, Jr., loaned us $25,000 on a short term loan due December 31, 2011. The note carries interest at a rate of 12%. Warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan.

On May 27, 2011, a director, William M. Mooney, Jr., loaned us $15,000 on a short term loan due December 31, 2011. The note carries interest at a rate of 12%. Warrants to purchase 150,000 shares of common stock at an exercise price of $0.25 per share for a five year period were granted in consideration of the loan. On June 3, 2011, a partial repayment of $5,000 was made to Mr. Mooney. The balance outstanding on this loan is $10,000 at December 31, 2011.

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

On September 7, 2012, a stockholder loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.

On September 14, 2012, a stockholder loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option.

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2012 and 2011 was $18,077 and $13,540, respectively. During the year ended December 31, 2012 and 2011, the Company recorded interest expense of $12,355 and $7,930, respectively, in connection with the notes payable to related parties

During the year ended December 31, 2011, the Company issued a total of 4,000,000 options to two officers, a new director and a consultant as compensation for their services valued at $167,500.

Certain Company directors personally guaranteed the Company's notes payable and its bank loan.

Director Independence

William M. Mooney, Jr. and Gary T. Martin are “independent” directors, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation and Nominations and Governance Committees. See Item 10, “Directors, Executive Officers and Corporate Governance” for more information on the independence of our directors.

ITEM 14. Principal Accountant Fees and Services

RBSM LLP served as our independent auditors for the year ended December 31, 2010 and the periods ended March 31, 2011, June 30, 2011 and September 30, 2011. On January 4, 2012, we changed auditors to Fiondella, Milone & LaSaracina LLP for the period ended December 31, 2011 and for the periods thereafter.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by Fiondella, Milone & LaSaracina LLP in 2012 was $90,000 and RBSM LLP in 2011 was $96,000.

Audit-related Fees

No audit-related fees were billed by Fiondella, Milone & LaSarcina or RBSM LLP in 2012 or 2011.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by by Fiondella, Milone & LaSaracina in 2012 was $6,000 and RBSM LLP in 2011 was $5,625.

All Other Fees

None

Audit Committee

The only member of our audit committee is Mr. Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2012 and 2011 with our management. In addition, the audit committee has discussed Fiondella, Milone & LaSaracina LLP for 2012 and 2011, our independent registered public accountants, as required under PCAOB standards.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated April 17, 2003. (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, dated August 25, 2006. (2)
3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 3, 2010. (3)
3.6	By-laws. (8)
4.1	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 22, 2007 private placement. (4)
4.2	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 22, 2007 private placement. (4)
4.3	Form of Note of Debt Resolve, Inc. for loans during the period October 2007 to December 2008. (5)
4.4	Form of Warrant of Debt Resolve, Inc. for loans during the period October 2007 to December 2008. (5)
4.5	Form of Securities Purchase Agreement to Purchase Convertible Notes and Warrants of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.6	Form of Convertible Note of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.7	Form of Warrant of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.8	Form of Security Agreement of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.9	Form of Convertible Note of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.10	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.11	Form of Security Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.12	Form of Investor Rights Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.13	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.14	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.15	Form of Securities Purchase Agreement to Purchase Convertible Notes of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.16	Form of Convertible Note of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.17	Form of Warrant of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.18	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.19	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
10.1	Client contract with Customer A constituting greater than 10% of revenue. (5)
10.2	Client contract with Customer B constituting greater than 10% of revenue. (5)
10.3	Employment contract of James G. Brakke. (5)
10.4	Employment contract of David M. Rainey. (5)
10.5	Employment contract of Michael J. Cassella. (5)
14.1	Code of Ethics. (9)
16.1	Letter regarding change in certifying accountant. (10)
21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
(1)	Incorporated herein by reference to Current Report on Form 8-K, filed March 11, 2003.

(2)	Incorporated herein by reference to Current Report on Form 8-K, filed August 31, 2006.

(3)	Incorporated herein by reference to DEF 14C, filed June 24, 2010.

(4)	Incorporated herein by reference to Current Report on Form 8-K, filed September 5, 2007.

(5)	See attached filed exhibit as numbered.

(6)	See attached filed exhibit as numbered.

(7)	See attached filed exhibit as numbered.

(8)	Incorporated herein by reference to Registration Statement on Form SB (File no. 000-29525) of Lombardia Acquisition Corp., filed February 15, 2000.

(9)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-128749), filed September 30, 2005.

(10)	Incorporated herein by reference to Current Report on Form 8-K/A, filed January 9, 2012.

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

DEBT RESOLVE, INC.

Dated: May 3, 2013	By:	/s/ Michael J. Cassella
Michael J. Cassella
Chief Executive Officer and Acting Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Cassella	Chief Executive Officer and Acting Chief Financial Officer	May 3, 2013
Michael J. Cassella	(principal executive officer and principal financial and accounting officer)

/s/ James G. Brakke	Chairman of the Board	May 3, 2013
James G. Brakke

/s/ William M. Mooney, Jr.	Director	May 3, 2013
William M. Mooney, Jr.

/s/ Gary T. Martin	Director	May 3, 2013
Gary T. Martin

DEBT RESOLVE, INC.

CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Debt Resolve, Inc.
Tarrytown, New York

We have audited the accompanying balance sheets of Debt Resolve, Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3, the Company has suffered recurring losses from operations and has a significant accumulated deficit as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

DRAFT Glastonbury, CT

/s/ Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
May 3, 2013

DEBT RESOLVE, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$30,850	$26,832
Accounts receivable, net	62,922	26,777
Prepaid expenses	30,036	77,738
Total current assets	123,808	131,347

Fixed assets, net	908	2,717

Other assets:
Deposits	1,000	1,000

Total assets	$125,716	$135,064

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,302,972	$2,740,191
Notes payable, current portion	446,617	502,867
Notes payable-related parties, less deferred debt discount of $-0- and $5,000 as of December 31, 2012 and 2011, respectively	131,000	81,000
Convertible Short-term notes, net of deferred debt discount of $70,779 and $118,625 as of December 31, 2012 and 2011, respectively	1,231,221	345,181
Lines of credit, related parties	151,000	151,000
Total current liabilities	5,262,810	3,820,239

Long term debt:
Note payable, long term portion	131,250	150,000
Convertible long-term notes-related parties	74,000	-
Convertible long-term notes, net of deferred debt discount of $3,709 and $333,145 as of December 31, 2012 and 2011, respectively	91,291	530,049
Total liabilities	5,559,351	4,500,288

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 90,137,703 and 85,587,703 shares issued and outstanding as of December 31, 2012 and 2011, respectively	90,138	85,588
Additional paid in capital	67,221,499	66,726,119
Accumulated deficit	(72,745,272)	(71,176,931)
Total stockholders' deficiency	(5,433,635)	(4,365,224)

Total liabilities and stockholders' deficiency	$125,716	$135,064

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011

Revenues:	$176,187	$138,897

Costs and expenses:
Payroll and related expenses	594,384	819,312
Selling, general and administrative expenses	478,191	687,857
Depreciation and amortization	1,809	11,615
Total costs and expenses	1,074,384	1,518,784

Net loss from operations	(898,197)	(1,379,887)

Other income (expense):
Interest expense	(282,932)	(267,952)
Amortization of debt discounts	(387,212)	(453,735)
Other expense	-	(20,000)
Total other income (expense)	(670,144)	(741,687)

Net loss before provision for income taxes	(1,568,341)	(2,121,574)

Income tax (benefit)	-	-

Net loss	$(1,568,341)	$(2,121,574)

Net loss per common share -basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	87,603,004	81,819,460

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
TWO YEARS ENDED DECEMBER 31, 2012

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	-	$-	78,459,515	$78,460	$65,871,108	$(69,055,357)	$(3,105,789)
Common stock issued in settlement of registration rights liability	-	-	1,762,500	1,762	103,988	-	105,750
Sale of common stock	-	-	4,825,000	4,825	477,675	-	482,500
Common stock issued for services rendered	-	-	350,000	350	39,650	-	40,000
Common stock issued in settlement of accounts payable	-	-	140,000	140	13,860	-	14,000
Common stock issued in connection with exercise of warrants	-	-	8,854	9	80	-	89
Common stock issued in connection with exercise of warrants cashlessly	-	-	41,834	42	(42)	-	-
Fair value of options issued to employees for services	-	-	-	-	184,000	-	184,000
Beneficial conversion feature related to convertible notes	-	-	-	-	35,800	-	35,800
Net loss	-	-	-	-	-	(2,121,574)	(2,121,574)
Balance, December 31, 2011	-	-	85,587,703	85,588	66,726,119	(71,176,931)	(4,365,224)
Sale of common stock	-	-	4,300,000	4,300	375,700	-	380,000
Common stock issued for services rendered	-	-	250,000	250	19,750	-	20,000
Fair value of options issued to employees for services	-	-	-	-	95,000	-	95,000
Beneficial conversion feature related to convertible notes	-	-	-	-	4,930	-	4,930
Net loss	-	-	-	-	-	(1,568,341)	(1,568,341)
Balance, December 31, 2012	-	$-	90,137,703	$90,138	$67,221,499	$(72,745,272)	$(5,433,635)

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,568,341)	$(2,121,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,809	11,615
Amortization of debt discounts	387,212	453,735
Stock based compensation	115,000	224,000
Changes in operating assets and liabilities:
Accounts receivable	(36,145)	(5,540)
Prepaid expenses	47,702	8,730
Accounts payable and accrued liabilities	605,781	796,699
Net cash used in operating activities	(446,982)	(632,335)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(3,603)
Proceeds from sale of common stock	380,000	482,500
Proceeds from issuance of short term notes	-	162,500
Proceeds from issuance of short term notes-related party	45,000	66,000
Repayment of short term notes	(75,000)	(100,000)
Proceeds from long term convertible notes	70,000	25,000
Proceeds from long term notes, related party	31,000	-
Proceeds from exercise of options and warrants	-	89
Net cash provided by financing activities	451,000	632,486

Net (decrease) increase in cash and cash equivalents	4,018	151
Cash at beginning of period	26,832	26,681

Cash at end of period	$30,850	$26,832

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$17,158
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$4,930	$35,800
Note payable issued for accrued liability	$43,000	$105,750
Common stock issued in settlement of accounts payable	$-	$14,000

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

In addition, in accordance with ASC 605-10, revenue is recognized and identified according to the deliverable provided. Set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are identified separately.

Accounts Receivable

The Company extends credit to large, mid-size and small companies for collection services. At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). At December 31, 2011, three clients represented receivables of $5,000 (19%) and $10,000 (37%) and $11,777 (44%) . The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2012 and 2011, no allowance for doubtful accounts has been booked.

The Company had three clients accounting for 34%, 34% and 18% of total revenue for the year ended December 31, 2012 and two clients accounting for 48% and 43% of total revenue for the year ended December 31, 2011.

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

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements have an impact on the Company’s financial position, results of operations nor cash flows. Refer to Footnote 15 for further discussion regarding fair valuation.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 104,280,006 and 93,957,794 for the years ended December 31, 2012 and 2011, respectively.

Stock-based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10"). The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. Total stock-based compensation expense for the years ended December 31, 2012 and 2011 amounted to $115,000 and $224,000, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for our employees. The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed. Due to the severe cash limitations that the Company has experienced, the match was suspended for the year ended December 31, 2012 and 2011 and will only be re-instated when business conditions warrant.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Reliance on Key Personnel and Consultants

The Company has only 2 full-time employees and 2 consultants. The Company is heavily dependent on the continued active participation of the President and Chief Operating Officer. The loss of the President or COO could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $1,568,341 and $2,121,574 for the years ended December 31, 2012 and 2011, respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,139,002 as of December 31, 2012. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(264,478)	(262,669)
Total	$908	$2,717

The Company uses the straight line method of depreciation over 3 to 5 years.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Accounts payable	$1,563,770	$1,468,691
Accrued interest	835,175	567,469
Payroll and related accruals, net of advance to employees	904,027	704,031
Total	$3,302,972	$2,740,191

NOTE 6 – NOTES PAYABLE

As of December 31, 2012 and 2011, short term notes are as follows:

	2012	2011
Bank loans	$200,000	$275,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	577,867	652,867
Less current portion	446,617	502,867
Long term portion (only bank loan)	$131,250	$150,000

Bank loans

Bank loans

On October 7, 2011, a bank loan was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 maturing on December 1, 2014, and guaranteed by a stockholder. During the year ended December 31, 2012, the Company repaid $25,000 towards the outstanding note. The outstanding balance on the bank loan as of December 31, 2012 and 2011 is $200,000 and $225,000, respectively.

On April 15, 2011, the Company borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on July 1, 2011. The loan was guaranteed by a stockholder. The loan was subsequently extended to September 1, 2011. The Company repaid this loan by paying $25,000 on July 26, 2011 and September 9, 2011. On December 20, 2011, the Company again borrowed an additional unsecured loan of $50,000 at a rate of 6.25% due on April 1, 2012. This loan is again guaranteed by a stockholder. The loan was repaid as of December 31, 2012.

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

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. This note is guaranteed by a stockholder. As of December 31, 2012 and 2011, this note is in default.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2012 and 2011, notes payable, related parties are as follows:

	2012	2011
Note payable dated January 14, 2011	$6,000	$6,000
Note payable dated April 14, 2011	25,000	25,000
Note payable dated April 15, 2011	25,000	25,000
Note payable dated May 27, 2011	10,000	10,000
Note payable dated January 18, 2012	5,000	-
Note payable dated January 20, 2012	5,000	-
Note payable dated May 21, 2012	15,000	-
Note payable dated May 30, 2012	20,000	-
Series A Convertible note, net of unamortized debt discount of $-0- and $5,000, respectively	20,000	15,000
Convertible note payable, dated July 6, 2012	10,000	-
Convertible note payable, dated July 10, 2012	15,000	-
Convertible note payable, dated September 7, 2012	43,000	-
Convertible note payable, dated September 14, 2012	6,000	-
Total	205,000	81,000
Less current portion	131,000	81,000
Long term portion	$74,000	$-

On January 14, 2011, a stockholder loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011. The loan has been extended to December 31, 2011. The Company is currently in default. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31 and 2011, the Company amortized the debt discount and charged $0 and $2,220, respectively.

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

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

On May 27, 2011, a stockholder loaned an additional $15,000 (unsecured) (of which $5,000 has been repaid in 2011) to the Company with a due date of September 30, 2011. The note has been extended to December 31, 2011. The Company is currently in default. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. During the year ended December 31, 2011, the Company amortized the debt discount and charged $5,610 to interest expense - amortization of debt discount.

On January 18, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,495, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31, 2012, the Company amortized the debt discount and charged $2,495 to interest expense- amortization of debt discount.

On January 20, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,435, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31, 2012, the Company amortized the debt discount and charged $2,435 to interest expense- amortization of debt discount.

On May 21, 2012, a stockholder loaned $18,000 (unsecured), net with repayments of $3,000, to the Company due March 31, 2012 with interest at 12% per annum.

On May 30, 2012, a stockholder loaned $20,000 (unsecured) to the Company due March 31, 2013 with interest at 12% per annum.

As described in Note 9 below, From June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note. See Note 9 for full description. During the year ended December 31, 2012 and 2011, the Company amortized the debt discount and charged $5,000 and $6,667, respectively, to interest expense - amortization of debt discount.

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

On September 7, 2012, a stockholder loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 14, 2012, a stockholder loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2012 and 2011 was $18,077 and $13,540, respectively. During the year ended December 31, 2012 and 2011, the Company recorded interest expense of $12,355 and $7,930, respectively, in connection with the notes payable to related parties.

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of December 31, 2012 and 2011 was $64,879 and $46,710, respectively. As of December 31, 2012 and 2011, the outstanding balance on this loan was $151,000. The loan matured on November 24, 2009 and is currently in default. During the year ended December 31, 2012 and 2011, the Company recorded $18,169 and $18,120, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes are comprised of the following:

	2012	2011
Series A Convertible Notes, net of unamortized debt discount of $18,958 and $246,750, respectively	$798,042	$570,250
Series B Convertible Notes, net of unamortized debt discount of $14,798 and $88,884, respectively	210,202	136,116
Series C Convertible Notes, net of unamortized debt discount of $37,023 and $109,003, respectively	222,977	150,997
Series D Convertible Notes, net of unamortized debt discount of $3,709 and $7,133, respectively	21,291	17,867
Note payable, due July 6, 2014	20,000	-
Note payable, due October 4, 2014	50,000	-
Total	1,322,512	875,230
Less: Current portion	(1,231,221)	(345,181)
Long term portion	$91,291	$530,049

Series A Convertible Notes

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00. On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants. The exercise period of the warrants is five years. The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $227,792 and $227,792, respectively. As of December 31, 2012, $389,500 of the outstanding notes were in default.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $74,086 and $74,087, respectively.

Series C Convertible Notes

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms. This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the private placement”, the Series C Warrants have become “cashless”, along with the warrants from the private placement. There is no further effect from this “ratchet” event. The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the debt discount related to these notes of $71,980 and $71,980, respectively.

Series D Convertible Notes

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years. The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the debt discount relating to these notes of $3,424 and $3,424, respectively.

$20,000 Note Payable

On July 6, 2012, the Company issued a $20,000 (unsecured) note payable due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

$50,000 Note Payable

On October 4, 2012, the Company issued a $50,000 (unsecured) note payable due October 4, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

Aggregate Maturity of Long-Term convertible notes, if not converted, as of December 31, 2012 are as follows:

Year	Amount
2013	1,322,000
2014	95,000
Total	1,417,000
Less Related party (Note 7)	(20,000)
Less Debt Discount	(74,488)
$1,322,512

NOTE 10 — STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2012 and 2011, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At December 31, 2012 and 2011, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 90,137,703 and 85,587,703 are issued and outstanding, respectively

On January 31, 2011, the Company issued 1,762,500 shares of common stock in settlement of liquidation damages incurring in connection with the issuance of convertible notes of $105,750 previously accrued at December 31, 2010.

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

During the year ended December 31, 2012, the Company issued 250,000 shares of its common stock in exchange for services of $20,000.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	4,771,600	4.08	$0.10	4,771,600	$0.10
0.15	4,183,334	2.14	0.15	4,183,334	0.15
0.25	45,581,750	3.09	0.25	45,581,750	0.25
0.30	250,000	3.11	0.30	250,000	0.30
0.40	12,974,590	1.81	0.40	12,974,590	0.40
1.00	150,000	0.01	1.00	150,000	1.00
1.25	150,000	0.10	1.25	150,000	1.25
1.95	50,000	0.23	1.95	50,000	1.95
2.45	99,000	0.27	2.45	99,000	2.45
Total	68,210,274	2.84	$0.29	68,210,274	$0.29

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	49,407,195	$0.33
Issued	10,610,000	0.25
Exercised	(87,254)	(0.09)
Expired	(516,667)	(2.68)
Outstanding at December 31, 2011	59,413,274	0.30
Issued	9,700,000	0.20
Exercised	-	-
Expired	(903,000)	(1.00)
Outstanding at December 31, 2012	68,210,274	$0.29

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

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

In conjunction with the sale of the Company's common stock during 2012, the Company issued warrants to purchase an aggregate of 9,600,000 shares of common stock with an exercise prices of $0.10 to $0.25 per share expiring five years from the date of issuance.

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

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	4,250,000	4.09	$0.10	650,000	$0.10
0.13	500,000	4.51	0.13	500,000	0.13
0.70	75,000	2.44	0.70	75,000	0.70
1.84	25,000	2.42	1.84	25,000	1.84
Total	4,850,000	4.10	$0.12	1,250,000	$0.18

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	4,603,000	$0.13
Issued	250,000	0.10
Exercised	--	--
Canceled or expired	--
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	4,850,000	$0.12

In the year 2011, the Board granted stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.10 with an exercise period of seven years to non-employees, vesting immediately. The fair value of all non-employee options vesting in the year ended December 31, 2012 and 2011 of $-0- and $25,000, respectively, was charged to current period operations.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2012:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	5.42	$0.06	2,500,000	$0.06
0.09	250,000	5.93	0.09	250,000	0.09
0.095	500,000	6.05	0.095	500,000	0.095
0.15	250,000	0.88	0.15	250,000	0.15
0.17	4,500,000	4.27	0.17	4,500,000	0.17
0.19	1,000,000	3.61	0.19	1,000,000	0.19
0.20	250,000	0.31	0.20	250,000	0.20
0.22	175,000	4.25	0.22	175,000	0.22
0.80	350,000	2.07	0.80	350,000	0.80
1.00	350,000	2.54	1.00	350,000	1.00
1.25	634,500	1.76	1.25	634,500	1.25
1.40	350,000	2.70	1.40	350,000	1.40
1.50	243,500	0.99	1.50	243,500	1.50
1.63	20,000	2.46	1.63	20.000	1.63
1.84	10,000	2.42	1.84	10,000	1.84
4.75	203,000	1.32	4.75	203,000	4.75
5.00	1,829,934	3.28	5.00	1,829,934	5.00
10.00	20,000	0.74	10.00	20,000	10.00
Total	14,435,934	3.99	$0.97	13,435,934	$0.97

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	12,026,934	$1.50
Issued	3,750,000	0.06
Exercised	--	--
Expired	(1,821,000)	2.44
Outstanding at December 31, 2011	13,955,934	0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at December 31, 2012	14,435,934	$0.97

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

During the year ended December 31, 2011, the Board granted an aggregate of stock options to purchase 3,750,000 shares of common stock of the Company at exercise prices of $0.06 to $0.09 with exercise periods of seven years to the officers and a new board member. The grants were valued using the Black-Scholes model and had a value of $232,500 and are ratably amortized to operations over the vesting period .

During the year ended December 31, 2012, the Board granted stock options to purchase 500,000 shares of common stock of the Company at exercise price of $0.095 with exercise period of seven years to an existing employee, fully vested. The grant was valued using the Black-Scholes model and had a value of $45,000 and was charged to operations for the year ended December 31, 2012. The fair value of the options were determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 282.58%; and Risk Free rate: 1.31%

Total stock-based compensation expense for employee options for the year ended December 31, 2012 and 2011 amounted to $95,000 and $159,000, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation:

Dreier LLP

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

As of December 31, 2012, the Company owes Mr. Burchetta an aggregate of $190,000 under the consulting agreement.

David M. Rainey

On May 1, 2007, David M. Rainey joined the Company as Chief Financial Officer and Treasurer. Mr. Rainey also became Secretary of the Company in November 2007, President of the Company in January 2008 and Interim Chief Executive Officer on July 15, 2009. Mr. Rainey stepped down as Interim CEO on April 12, 2010. Mr. Rainey has a one year contract that renews automatically unless 90 days notice of intention not to renew is given by the Company. Mr. Rainey's base salary is $200,000, subject to annual increases at the discretion of the board of directors. Mr. Rainey also received a grant of 75,000 options to purchase the common stock of the Company, one third of which vest on the first, second and third anniversaries of the start of employment with the Company. Mr. Rainey is also eligible for a bonus of up to 50% of salary based on performance objectives set by the Chairman and the Board of Directors. Mr. Rainey's contract provides for 12 months of severance for any termination without cause with full benefits. Upon a change in control, Mr. Rainey receives two years severance and bonus with benefits and immediate vesting of all stock options then outstanding. Effective June 1, 2011, Mr. Rainey agreed to reduce his salary until December 31, 2011 or until the Company reaches cash flow breakeven to $125,000 for a grant of 1,500,000 stock options. During the year ended December 31, 2012, Mr. Rainey services were terminated. As of December 31, 2012, the Company owes $50,640 in salary under the agreement, net of advances received.

James G. Brakke

On April 8, 2010, the Company entered into an employment agreement with James G. Brakke. Mr. Brakke receives an annual salary of $120,000, which is deferred and accruing until the Board makes the salary payable, to become the Company’s Chief Executive Officer and Co-Chairman of the Board. Mr. Brakke also is eligible for standard employee benefits including medical and dental and can take cash compensation in lieu of these benefits. Mr. Brakke received 1,500,000 options to purchase the common stock of the Company at an exercise price of $0.17. As of December 31, 2012, the Company owes $50,000 in salary under the agreement that has accrued according to the terms of the agreement.

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

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

The Company retained the right to terminate the contract on 30 days notice during the initial six months of the contract. As of December 31, 2012, the Company owes $106,394 in salary under the agreement.

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

Officers' compensation

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its officers. In addition, in 2011 and 2012, the Company did not pay certain federal and state payroll tax obligations due to officers' compensation and they have became delinquent; the amounts of accrued officers' compensation included accrued compensation of $203,428 approximately represent these unpaid payroll taxes. As a result, the Company has included in accrued expenses an amount of approximately $216,000 that represents an estimate of federal and state interest and penalties that could be expected upon settlement of payment of these payroll taxes with the respective taxing authorities.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

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

On January 18, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,495, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31, 2012, the Company amortized the debt discount and charged $2,495 to interest expense- amortization of debt discount.

On January 20, 2012, a stockholder loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,435, based on the relative fair value of the warrant under the Black-Scholes pricing model. Such discount is being amortized over the term of the note. During the year ended December 31, 2012, the Company amortized the debt discount and charged $2,435 to interest expense- amortization of debt discount.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On September 7, 2012, a stockholder loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 14, 2012, a stockholder loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2012 and 2011 was $18,077 and $13,540, respectively. During the year ended December 31, 2012 and 2011, the Company recorded interest expense of $12,355 and $7,930, respectively, in connection with the notes payable to related parties

During the year ended December 31, 2011, the Company issued a total of 4,000,000 options to two officers, a new director and a consultant as compensation for their services valued at $167,500.

Certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8).

NOTE 14 – INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2012	2011

Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	0.5%	4.7%
Prior period provision (130.6)	-24.5%	0.0%
Other	-5.72%	0.0%
Change in Valuation Allowance	-4.2%	-38.7%

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

The significant components of the deferred tax assets (liabilities) at December 31, 2012 and 2011, are summarized as follows:

	2012	2011
Deferred tax assets:
Stock Based Compensation	1,730,717	1,717,177
Net Operating Losses	11,529,315	12,066,277
Accrued payroll	450,610
Intangibles	2,780,683	2,641,655
Other	245
Total deferred tax assets	16,491,570	16,425,109

Deferred tax liabilities:
Total deferred tax liabilities

Valuation allowance	(16,491,570)	(16,425,109)
Net deferred tax assets	$-	$-

As of December 31, 2012 and 2011, the Company had U.S. federal and state net operating loss carryforwards of approximately $29.80 million and $32.23 million, respectively, which expire at various dates from 2023 through 2032. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2003 to December 31, 2012 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 15 — FAIR VALUE

The carrying value of cash, accounts payable and accrued expenses approximate estimated fair values because of short maturities.

DEBT RESOLVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 16 — SUBSEQUENT EVENTS

During the period from January 11, 2013 to April 11, 2013, the Company has received $200,000 in exchange for 4,000,000 shares and 12,000,000 warrants to be issued to one individual. The shares have a price of $0.05 per share and the warrants have a 5 year term with an exercise price of $0.10 per share.

RBSM LLP (a former independent accountant), the plaintiff, has filed a complaint on or about January 24, 2013 related to a claim for certain services performed on behalf of the Company in the amount of $63,828. The full amount of the claim is included within accounts payable as of December 31, 2012.