Form 10-Q
period 2013-03-31
DEBT RESOLVE INC
filed 2015-02-19
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.: 1-33110

DEBT RESOLVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Westchester Ave., Suite S-223 White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of February 19th, 2015, 98,187,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$20,389	$30,850
Accounts receivable, net	77,168	62,922
Prepaid expenses	36,374	30,036
Total current assets	133,931	123,808

Fixed assets, net	605	908

Other assets:
Deposits	1,000	1,000

Total assets	$135,536	$125,716

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,040,949	$2,869,640
Due to shareholders	444,712	433,332
Notes payable, current portion	452,867	446,617
Notes payable-related parties	131,000	131,000
Convertible Short-term notes, net of deferred debt discount of $8,626 and $70,779 as of March 31, 2013 and December 31, 2012, respectively	338,874	1,231,221
Lines of credit, related parties	151,000	151,000
Total current liabilities	4,559,402	5,262,810

Long term debt:
Note payable, long term portion	106,250	131,250
Note payable, long term portion, related party	6,000	6,000
Convertible long-term notes-related parties	138,000	138,000
Convertible long-term notes, net of deferred debt discount of $13,855 and $3,709 as of March 31, 2013 and December 31, 2012, respectively	965,645	21,291
Total liabilities	5,775,297	5,559,351

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 93,137,703 and 90,137,703 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	93,138	90,138
Additional paid in capital	67,387,447	67,221,499
Accumulated deficit	(73,120,346)	(72,745,272)
Total stockholders' deficiency	(5,639,761)	(5,433,635)

Total liabilities and stockholders' deficiency	$135,536	$125,716

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2013	2012

Revenues:	$35,589	$48,610

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	123,510	211,736
Selling, general and administrative expenses	159,291	146,402
Depreciation and amortization	303	849
Total costs and expenses	283,104	358,987

Net loss from operations	(247,515)	(310,377)

Other expense:
Interest expense	(75,553)	(70,041)
Amortization of debt discounts	(52,006)	(112,052)
Total other expense	(127,559)	(182,093)

Net loss before provision for income taxes	(375,074)	(492,470)

Income tax (benefit)	-	-

Net loss	$(375,074)	$(492,470)

Net loss per common share -basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	91,771,036	86,066,824

The accompanying notes are an integral part of these condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	-	$-	90,137,703	$90,138	$67,221,499	$(72,745,272)	$(5,433,635)
Sale of common stock	-	-	3,000,000	3,000	147,000	-	150,000
Fair value of warrants issued for services	-	-	-	-	8,948	-	8,948
Fair value of vesting options issued to employees for services	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	(375,074)	(375,074)
Balance, March 31, 2013	-	$-	93,137,703	$93,138	$67,387,447	$(73,120,346)	$(5,639,761)

The accompanying notes are an integral part of these condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,074)	$(492,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	849
Amortization of debt discounts	52,006	112,052
Stock based compensation	18,948	45,000
Changes in operating assets and liabilities:
Accounts receivable	(14,246)	(1,248)
Prepaid expenses	(6,338)	28,322
Accounts payable, accrued liabilities and due to shareholders	182,690	149,924
Net cash used in operating activities	(141,711)	(157,571)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	150,000	155,000
Proceeds from issuance of short term notes	-	10,000
Repayment of short term notes	(18,750)	(18,750)
Net cash provided by financing activities	131,250	146,250

Net decrease in cash and cash equivalents	(10,461)	(11,321)
Cash at beginning of period	30,850	26,832

Cash at end of period	$20,389	$15,511

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$4,781	$4,092
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:	-	-

The accompanying notes are an integral part of these condensed financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – BASIS AND BUSINESS PRESENTATION

Debt Resolve, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 21, 1997. The Company offers its service as a Software-as-a-Service (SaaS) model, enabling clients to introduce this collection or payment software option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent or defaulted consumer debt and as part of a complete accounts receivable management solution for consumer creditors. In December 2014, we began operation of Progress Advocates, LLC in the student loan document preparation industry (see Note 12).

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with the instructions to the Form 10-Q and Article 10 of Regulation S-X, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Reclassification

Certain reclassifications have been made to prior period data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At March 31, 2013, two clients represented receivables of $10,000 (13%) and $60,000 (78%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). As of March 31, 2013 and December 31, 2012, no allowance for doubtful accounts has been recognized.

The Company had three clients accounting for 42.19%, 42.15% and 14.05%; (total of 98.38%) of total revenues for the three months ended March 31, 2013, respectively, and had two clients accounting for 30.85% and 30.85%; (total of 61.70%) of total revenues for the three months ended March 31, 2012.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 105,539,370 and 98,205,158 for the three months ended March 31, 2013 and 2012, respectively.

Stock-based compensation

Total employee and non-employee stock-based compensation expense for the three months ended March 31, 2013 and 2012 amounted to $18,948 and $45,000, respectively.

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

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $375,074 for the three months ended March 31, 2013. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $4,425,471 as of March 31, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2013 and December 31, 2012 are comprised of the following:

	March 31, 2013	December 31, 2012
Accounts payable and accrued expense	$1,222,680	$1,130,438
Accrued interest	907,151	835,175
Payroll and related accruals, net of advance to employees	911,118	904,027
Total	$3,040,949	$2,869,640

NOTE 5 – NOTES PAYABLE

As of March 31, 2013 and December 31, 2012, short term notes are as follows:

	March 31, 2013	December 31, 2012
Bank loans	$181,250	$200,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	559,117	577,867
Less current portion	452,867	446,617
Long term portion (only bank loan)	$106,250	$131,250

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of March 31, 2013 and December 31, 2012, notes payable, related parties are as follows:

	March 31, 2013	December 31, 2012
Note payable dated January 14, 2011, in default	$6,000	$6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011, in default	10,000	10,000
Note payable dated January 18, 2012	5,000	5,000
Note payable dated January 20, 2012	5,000	5,000
Note payable dated May 21, 2012	15,000	15,000
Note payable dated May 30, 2012	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012	30,000	30,000
Convertible note payable, dated July 10, 2012	15,000	15,000
Note payable, dated September 14, 2012	6,000	6,000
Convertible note payable, dated September 7, 2012	43,000	43,000
Convertible note payable, dated October 4, 2012	50,000	50,000
Total	275,000	275,000
Less current portion	131,000	131,000
Long term portion	$144,000	$144,000

Total unpaid accrued interest on the notes payable to related parties as of March 31, 2013 and December 31, 2012 was $46,067 and $18,077, respectively. During the three months ended March 31, 2013 and 2012, the Company recorded interest expense of $8,753 and $2,215, respectively, in connection with the notes payable to related parties.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	March 31, 2013	December 31, 2012
Series A Convertible Notes, net of unamortized debt discount of $-0- and $18,958, respectively. Currently in default	$817,000	$798,042
Series B Convertible Notes, net of unamortized debt discount of $601 and $14,798, respectively	224,399	210,202
Series C Convertible Notes, net of unamortized debt discount of $19,028 and $37,023, respectively	240,972	222,977
Series D Convertible Notes, net of unamortized debt discount of $2,852 and $3,709 respectively	22,148	21,291
Total	1,304,519	1,252,512
Less: Current portion	(338,874)	(1,231,221)
Long term portion	$965,645	$21,291

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

Certain convertible note holders, representing an aggregate of $979,500 of these notes, entered into an agreement in December 2014 and January 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible notes are in default.

In addition to the above non-related party convertible notes, there was $158,000 of related party convertible notes outstanding as of March 31, 2013. Please see Note 6 – Notes Payable, Related Parties for a listing of those convertible notes.

NOTE 8 – STOCKHOLDERS' EQUITY

Common stock

At March 31, 2013 and December 31, 2012, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 93,137,703 and 90,137,703 are issued and outstanding, respectively.

During the three months ended March 31, 2013, the Company sold 3,000,000 shares of stock to a Board member for net proceeds of $150,000. The Board member also received 9,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.10 per share. The warrants are “cashless” for their exercise and have a five year exercise period.

NOTE 9 – WARRANTS AND OPTIONS

 Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	13,771,600	3.29	$0.10	13,771,600	$0.10
0.15	4,283,334	1.89	0.15	4,283,334	0.15
0.25	45,581,750	2.84	0.25	45,581,750	0.25
0.30	250,000	2.86	0.30	250,000	0.30
0.40	12,974,590	1.60	0.40	12,974,590	0.40
2.45	99,000	0.02	2.45	99,000	2.45
Total	76,960,274	2.65	$0.25	76,960,274	$0.25

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	59,413,274	$0.30
Issued	9,700,000	0.20
Exercised	-	-
Expired	(903,000)	(1.00)
Outstanding at December 31, 2012	68,210,274	0.29
Issued	9,100,000	0.10
Exercised	-	-
Expired	(350,000)	(1.31)
Outstanding at March 31, 2013	76,960,274	$0.25

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

In conjunction with the sale of common stock during three months ended March 31, 2013, the Company issued an aggregate of warrants to purchase 9,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected (See Note 8).

During the three months ended March 31, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of its common stock at $0.15 per share for five years. The warrant was valued using the Black-Scholes model and had a value of $8,948 and was charged to operations for the three months ended March 31, 2013. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 254.08%; and Risk Free rate: 0.76%.

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	650,000	5.08	$0.10	650,000	$0.10
0.13	500,000	4.09	0.13	500,000	0.13
0.22	175,000	4.01	0.22	175,000	0.22
0.70	75,000	2.44	0.70	75,000	0.70
1.84	25,000	2.18	1.84	25,000	1.84
Total	1,425,000	4.41	$0.19	1,425,000	$0.19

Transactions involving the Company's non-employee option issuances are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2012	4,850,000	0.12
Transfer status from employee to non-employee status	175,000	0.22
Exercised	-	-
Canceled or expired	(3,600,000)	0.10
Outstanding at March 31, 2013	1,425,000	$0.19

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	5.17	$0.06	3,000,000	$0.06
0.09	250,000	5.68	0.09	250,000	0.09
0.095	500,000	5.80	0.095	500,000	0.095
0.15	250,000	0.63	0.15	250,000	0.15
0.17	4,500,000	4.02	0.17	4,500,000	0.17
0.19	1,000,000	3.36	0.19	1,000,000	0.19
0.20	125,000	0.06	0.20	125,000	0.20
0.80	350,000	1.82	0.80	350,000	0.80
1.00	350,000	2.29	1.00	350,000	1.00
1.25	173,000	1.86	1.25	173,000	1.25
1.40	350,000	2.20	1.40	350,000	1.40
1.50	243,500	0.90	1.50	243,500	1.50
1.63	20,000	2.21	1.63	20,000	1.63
1.84	10,000	2.18	1.84	10,000	1.84
4.75	203,000	1.07	4.75	203,000	4.75
5.00	1,829,934	1.41	5.00	1,829,934	5.00
10.00	20,000	0.49	10.00	20,000	10.00
Total	13,674,434	3.63	$0.98	13,174,434	$0.98

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	13,955,934	$0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at December 31, 2012	14,435,934	0.97
Transfer status from employee to non-employee status	(175,000)	0.22
Exercised	--	--
Expired	(586,500)	1.03
Outstanding at March 31, 2013	13,674,434	$0.98

Total stock-based compensation expense for employee options for the three months ended March 31, 2013 and 2012 amounted to $10,000 and $45,000, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation:

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, and January 12, 2015, respectively, leaving a remaining unpaid balance of $5,000. The full amount in dispute was included in the Company’s accounts payable at March 31, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for all rendered services. In December 2012, we entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At March 31, 2013, the remaining balance due was $22,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Other:

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. The amounts of accrued employees' compensation included $203,428 of unpaid payroll taxes. As a result, the Company has included in accrued expenses an amount of approximately $258,000 that represents an estimate of federal and state interest and penalties that could be expected upon settlement of payment of these payroll taxes with the respective taxing authorities. The Company is currently in discussions with the IRS about the federal portion of the liability about a workout plan. Upon agreement with the IRS, the Company will then initiate a discussion with the states involved.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 5 and 6). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $13,221 and $6,732 for the three months ended March 31, 2013 and 2012, respectively (Note 6 and Note 7). In the three months ended March 31, 2013, a director purchased $150,000 of stock, receiving 3,000,000 shares and 9,000,000 warrants for the investment. Also, “Due to shareholders” represents amounts due for certain consulting services provided the Company by these individuals.

NOTE 12 – SUBSEQUENT EVENTS

Equity:

Common stock

Through August 30, 2013, the Company sold an aggregate of 5,000,000 shares of its common stock to a member of the board of directors for net proceeds of $250,000. In connection with the issuance, the Company issued warrants to purchase 15,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected.

In March 2014, the Company issued an aggregate of 3,250,000 shares of common stock options to Board members. The options have exercise prices ranging from $0.015 to $0.020 per share, have a cashless option and expire seven years from the date of issuance.

On July 21, 2014, the Company issued 49,379 shares of its common stock in settlement of $4,000 note payable and related accrued interest of $1,925.

Preferred stock:

On May 2, 2014, the Company’s board of directors designated 5,000,000 shares of its preferred stock as Series A Convertible Stock (“Series A”) with a $0.001 par value. The Series A preferred stock with rank senior to common and all other preferred stock of the Corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

On July 10, 2014, the Company issued an aggregate of 595,000 shares of its Series A preferred stock for services rendered, including 500,000 shares issued to a Board member.

In 2014, the Company issued an aggregate of 414,500 warrants to purchase Series A preferred stock for services rendered and a debt obligation, with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance.

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, (see below), the Company issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share. The first warrant for 1,000,000 shares of Debt Resolve preferred stock vests and becomes exercisable 25% upon issuance and the balance upon the achievement by Progress Advocates of specific increasing revenue goals. The second warrant for 500,000 shares of Debt Resolve preferred stock vests and becomes exercisable when Progress Advocates achieves at least $1,000,000 in cumulative “operating income.”

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

Debt:

On September 5, 2013, a stockholder and Board member loaned $10,000 (unsecured) to the Company due September 5, 2015 with interest at 10% per annum and convertible into the Company’s common stock at $0.10 per share at the holder’s option.

On September 16, 2013, a stockholder and Board member loaned $3,000 (unsecured) to the Company due September 16, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 17, 2013, a stockholder and Board member loaned $5,221 (unsecured) to the Company due September 17, 2014 with interest at 10% per annum.

On October 24, 2013, a stockholder and Board member loaned $30,000 (unsecured) to the Company due October 24, 2016 with interest at 10% per annum.

On November 7, 2013, a stockholder and Board member loaned $40,000 (unsecured) to the Company due November 7, 2017 with interest at 10% per annum.

On December 6, 2013, a stockholder and Board member loaned $5,000 (unsecured) to the Company due December 6, 2016 with interest at 12% per annum.

On December 18, 2013, a stockholder and Board member loaned $30,000 (unsecured) to the Company due December 18, 2018 with interest at 10% per annum.

In December 2014 and January 2015, the Company executed maturity date extension agreements with unaffiliated holders of Series A Convertible Notes extending the original maturity date 18 months to June through July 2016 for $979,500 of outstanding principle.

In 2014, the Company issued an aggregate of $1,025,000 convertible notes due two years from the date of issuance with interest, due at maturity, of 10% per annum. The notes are convertible into common stock at $0.05 per share, at the holders’ election 6 months after issuance. In connection with the issuance, the Company issued warrants purchase 10,250,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Board members were issued $250,000 in notes and 2,500,000 common stock warrants.

Financial Options Group, LLC

In October 2014, the Company formed an LLC initially called Financial Options Group, LLC, subsequently changed to Progress Advocates LLC with LSH, LLC to focus on the student loan market with ownership of 51% owned by the Company and 49% owned by LSH, LLC.

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, (see above), the Company issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of the Company with vesting of the majority of these shares conditional upon meeting performance objectives.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

Employment:

On September 30, 2013, the Company’s Chief Executive Officer (CEO), Michael Cassella, resigned. On November 1, 2013, the Company appointed Claremont Ventures LLC as CEO through its Managing Member, Stanley E. Freimuth. On March 1, 2014, Mr. Freimuth became the full-time CEO of the Company and was appointed to the Board of Directors. Mr. Freimuth's contract has an initial term of three years and monthly compensation of $17,500. In addition, Mr. Freimuth received 5,000,000 shares of the Company’s common stock for which 500,000 shares of Series A convertible stock was issued in exchange per Board resolution, options to purchase 3,000,000 shares of the common stock exercisable at $0.015 per share for 7 years, vesting over three years on anniversary, and a $25,000 sign on bonus.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Overview

Our primary business is providing software solutions to consumer lenders or those collecting on those consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We will pursue these markets as well. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

As past experience has shown, effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system and to document the performance of our solutions in each market to provide strong return-on-investment data to these prospective clients. Our recent clients tell us that they are happy with the results that they are getting. However, there is still an extensive sales process to get prospective clients comfortable with using web-based collection technology.

For the three months ending March 31, 2013 and 2012, we had significantly inadequate revenues and incurred a net loss of $375,074 and $492,470, respectively, from operations. Cash used in operating activities was $141,711 for the three months ended March 31, 2013. Cash used in operating activities was $446,982 for the year ended December 31, 2012. Based upon projected operating expenses, we believed that our working capital as of March 31st 2013 might not have been sufficient to fund our plan of operations for the next twelve months.

However, in 2013 and 2014, we have been successful in raising capital for our day-to-day operations from accredited investors, though no assurance can be provided that we will continue to be able to do so. There is also no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Importantly however, during the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014, Progress Advocates, LLC, a Debt Resolve joint venture (see Note 12, Financial Options Group) was launched to provide services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started during 2014. This initiative has resulted in the development of a new on-line consumer to consumer debt negotiation service, named Settl.it, which will charge a fee per transaction. Anticipated launch of this application is in March 2015. Both business initiatives have a very low cost basis for Debt Resolve. Each will increase its respective revenue and profit based on the rate of marketing investment. This will allow Debt Resolve to manage its growth in line with available financial resources. It is anticipated that both new business will be accretive to our 2015 financial results.

Utilizing the financial resources provided by these new initiatives, a plan has been developed for 2015 to re-purpose the traditional Debt Resolve Solution into a more fully featured Accounts Receivable Management solution for the healthcare industry. When completed, hospitals and medical groups will look to Debt Resolve for the low cost collection and management of patient pay receivables, the fastest growing debt in their industry, from billing to charge offs.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Revenues totaled $35,589 and $48,610 for the three months ended March 31, 2013 and 2012, respectively. We earned revenue during the three months ended March 31, 2013 and 2012 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $123,510 for the three months ended March 31, 2013, as compared to $211,736 for the three months ended March 31, 2012, a decrease of $88,226. The decrease mainly resulted from the stock based compensation issued in 2012 for $45,000 and reduction in personnel. Salaries were $98,816 and $143,350 in the three months ended March 31, 2013 and 2012, respectively. Employee benefits were $24,694 and $23,386 in the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses amounted to $159,291 for the three months ended March 31, 2013, as compared to $146,402 for the three months ended March 31, 2012, an increase of $12,889. Service fees were $8,340 and $45,224 for the three months ended March 31, 2013 and 2012, respectively. The decline being primarily attributable to lower consulting fees. Occupancy expense was $4,676 and $7,076 for the three months ended March 31, 2013 and 2012, respectively. Telecommunications expense was $13,230 and $14,248 for the three months ended March 31, 2013 and 2012, respectively. Accounting expenses increased to $84,596 for the three months ended March 31, 2013 from $38,421 for the three months ended March 31, 2012. We had more accounting services and billings received in the first quarter of 2013, whereas in 2012 more accounting services and billings were received in the second quarter of 2012. Travel, marketing, insurance and legal expense were $2,280, $8,183, $32,675 and $1,225 in the three months ended March 31, 2013 compared with $4,825, $7,498, $25,536 and $-0- in the three months ended March 31, 2012. Other miscellaneous general and administrative expenses were $4,086 and $3,574 for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization expense. For the three months ended March 31, 2013 and 2012, we recorded depreciation expense of $303 and $849, respectively. Depreciation expense for the three months ended March 31, 2013 is lower due to the full depreciation of some assets after March 31, 2012.

Interest (expense). We recorded interest expense of $75,553 for the three months ended March 31, 2013 compared to interest expense of $70,041 for the three months ended March 31, 2012. Interest expense increased due to the issuance of new notes in later part of 2012.

Amortization of deferred debt discount. Amortization expense of $52,006 and $112,052 was incurred for the three months ended March 31, 2013 and 2012, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $4,425,471 and cash and cash equivalents totaling $20,389. We reported a net loss of $375,074 for the three months ended March 31, 2013. Net cash used in operating activities was $141,711 for the three months ended March 31, 2013. Cash flow provided by financing activities was $131,250 for the three months ended March 31, 2013. As of December 31, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,139,002 and cash and cash equivalents totaling $30,850.

Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We have successfully raised capital for our day-to-day operations since our inception through yearend 2014; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or we reach cash flow breakeven, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given our delay in generating meaningful revenue. Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In their report dated May 3, 2013, our independent registered public accounting firm stated at December 31, 2012, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services. At March 31, 2013, two clients represented receivables of $10,000 (13%) and $60,000 (78%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). As of March 31, 2013 and December 31, 2012, no allowance for doubtful accounts has been recognized.

We had three clients accounting for 42.19%, 42.15% and 14.05%; (total of 98.38%) of total revenues for the three months ended March 31, 2013, respectively, and had two clients accounting for 30.85% and 30.85%; (total of 61.70%) of total revenues for the three months ended March 31, 2012.

Stock-based compensation

We follow Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10"). The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

The Company accounts for equity awards to non-employees at fair value on the date of grant. Equity awards to non-employees are subject to periodic revaluation until the completion of any requisite performance requirements in accordance with ASC 505-50.

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

Revenue Recognition

To date, we have earned revenue from collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. For the early adopters of our product, we have waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement. We are currently marketing our system to three primary markets. The first and second are financial institutions and collection agencies or law firms, our traditional markets. We are also expanding into healthcare, particularly hospitals, which is our third market.

In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") that revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, we postpone recognition of all contingent revenue until the client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a flat fee arrangement, the successful availability of our system to its customers.

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

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on May 3, 2013, in the section labeled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC. Our Chief Executive Officer has participated in such evaluation. Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer has concluded that such controls and procedures are not effective at the "reasonable assurance" level. The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Internal Control over Financial Reporting

Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our Chief Executive Officer and outside accounting professionals. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2013 and 2012 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, and January 12, 2015, respectively, leaving a remaining unpaid balance of $5,000. The full amount in dispute was included in the Company’s accounts payable at March 31, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for all rendered services. In December 2012, we entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At March 31, 2013, the remaining balance due was $22,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we sold 3,000,000 shares of stock to a director for proceeds of $150,000. The director also received 9,000,000 warrants with a term of five years and an exercise price of $0.10. The warrants have a “cashless” exercise feature.

Item 3. Defaults upon Senior Securities

Investor Note 1:

On December 21, 2007, an unaffiliated investor loaned us $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once we raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and we reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with the note, we granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. This note is guaranteed by, a shareholder and former Company director.

On April 10, 2008, this investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a "cashless" exercise feature.  This note is guaranteed by a former Director of the Company. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which was included in expenses.

On February 12, 2010, we converted $74,867 of accrued interest through January 2010 and $65,133 of principal on the note to stock.

On August 27, 2010, we repaid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of March 31, 2013. As of March 31, 2013, this note has matured and is still outstanding and is in default at this time.

Investor Note 2:

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. This note is guaranteed by a shareholder and former Company director. As of March 31, 2013, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2014, the Company extended for 18 months $979,500 of the outstanding debt, which amount is no longer in default.

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

____________

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

DEBT RESOLVE, INC.

Dated: February 19, 2015	By:	/s/ Stanley E. Freimuth
Stanley E. Freimuth
Director/Chief Executive Officer/Principal Accounting Officer

