Form 10-Q
period 2013-06-30
DEBT RESOLVE INC
filed 2015-02-19
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

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

DEBT RESOLVE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$29,697	$30,850
Accounts receivable, net	36,555	62,922
Prepaid expenses	14,045	30,036
Total current assets	80,297	123,808

Fixed assets, net	303	908

Other assets:
Deposits	1,000	1,000

Total assets	$81,600	$125,716

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,048,660	$2,869,640
Due to shareholders	444,962	433,332
Notes payable, current portion	452,867	446,617
Notes payable-related parties	131,000	131,000
Convertible Short-term notes, net of deferred debt discount of $1,022 and $70,779 as of June 30, 2013 and December 31, 2012, respectively	346,478	1,231,221
Lines of credit, related parties	151,000	151,000
Derivative liabilities	490,647	-
Total current liabilities	5,065,614	5,262,810

Long term debt:
Bank loan, long term portion	87,500	131,250
Note payable, related party	6,000	6,000
Convertible long-term notes, related parties	138,000	138,000
Convertible long-term notes, net of deferred debt discount of $4,376 and $3,709 as of June 30, 2013 and December 31, 2012, respectively	975,124	21,291
Total liabilities	6,272,238	5,559,351

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 96,137,703 and 90,137,703 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	96,138	90,138
Additional paid in capital	67,038,841	67,221,499
Accumulated deficit	(73,325,617)	(72,745,272)
Total stockholders' deficiency	(6,190,638)	(5,433,635)

Total liabilities and stockholders' deficiency	$81,600	$125,716

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:	$42,345	$37,280	$77,934	$85,890

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	101,690	179,206	225,200	390,942
Selling, general and administrative expenses	59,557	165,141	218,848	311,543
Depreciation and amortization	302	355	605	1,204
Total costs and expenses	161,549	344,702	444,653	703,689

Net loss from operations	(119,204)	(307,422)	(366,719)	(617,799)

Other income (expense):
Gain on change in fair value of derivative liabilities	4,959	-	4,959	-
Interest expense	(73,943)	(68,124)	(149,496)	(138,165)
Amortization of debt discounts	(17,083)	(107,123)	(69,089)	(219,175)
Total other income (expense)	(86,067)	(175,247)	(213,626)	(357,340)

Net loss before provision for income taxes	(205,271)	(482,669)	(580,345)	(975,139)

Income tax (benefit)	-	-	-	-

Net loss	$(205,271)	$(482,669)	$(580,345)	$(975,139)

Net loss per common share -basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	94,764,077	87,137,703	93,275,825	86,602,263

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
SIX MONTHS ENDED JUNE 30, 2013

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	-	$-	90,137,703	$90,138	$67,221,499	$(72,745,272)	$(5,433,635)
Sale of common stock	-	-	6,000,000	6,000	294,000	-	300,000
Fair value of warrants issued for services	-	-	-	-	8,948	-	8,948
Fair value of vesting options issued to employees for services	-	-	-	-	10,000	-	10,000
Reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(495,606)	-	(495,606)
Net loss	-	-	-	-	-	(580,345)	(580,345)
Balance, June 30, 2013	-	$-	96,137,703	$96,138	$67,038,841	$(73,325,617)	$(6,190,638)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(580,345)	$(975,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	1,204
Amortization of debt discounts	69,089	219,175
Stock based compensation	18,948	75,000
Gain on change in fair value of derivative liability	(4,959)	-
Changes in operating assets and liabilities:
Accounts receivable	26,367	(6,725)
Prepaid expenses	15,991	56,644
Accounts payable, accrued liabilities and due to shareholders	190,651	441,553
Net cash used in operating activities	(263,653)	(188,288)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	300,000	155,000
Proceeds from issuance of short term notes-related party	-	45,000
Repayment of short term notes	(37,500)	(37,500)
Net cash provided by financing activities	262,500	162,500

Net decrease in cash and cash equivalents	(1,153)	(25,788)
Cash at beginning of period	30,850	26,832

Cash at end of period	$29,697	$1,044

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$6,063	$-
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the December 31, 2012 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At June 30, 2013, two clients represented receivables of $10,000 (27%) and $15,000 (41%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). As of June 30, 2013 and December 31, 2012, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 35.4% and 35.4%; (total of 70.8%) of total revenues for the three months ended June 30, 2013, respectively, and had two clients accounting for 38.5% and 38.5%; (total of 77.0%) of total revenues for the six months ended June 30, 2013.

The Company had two clients accounting for 40.24% and 40.24%; (total of 80.48%) of total revenues for the three months ended June 30, 2012, respectively, and had three clients accounting for 34.93%, 34.93% and 11.69%; (total of 81.55%) of total revenues for the six months ended June 30, 2012.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 108,822,410 and 107,394,158 for the three and six months ended June 30, 2013, respectively. Fully diluted shares outstanding were 99,526,037 and 98,990,597 for the three and six month periods ended June 30, 2012, respectively.

Stock-based compensation

Total employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2013 amounted to $18,948 and for the three and six months ended June 30, 2012 amounted to $30,000 and $75,000, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $580,345 for the six months ended June 30, 2013. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $4,985,317 as of June 30, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012 are comprised of the following:

	June 30, 2013	December 31, 2012
Accounts payable and accrued expense	$1,185,140	$1,130,438
Accrued interest	977,484	835,175
Payroll and related payroll tax accruals, net of advance to employees	886,036	904,027
Total	$3,048,660	$2,869,640

NOTE 5 – NOTES PAYABLE

As of June 30, 2013 and December 31, 2012, short term notes are as follows:

	June 30, 2013	December 31, 2012
Bank loans	$162,500	$200,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	540,367	577,867
Less current portion	452,867	446,617
Long term portion (only bank loan)	$87,500	$131,250

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of June 30, 2013 and December 31, 2012, notes payable, related parties are as follows:

	June 30, 2013	December 31, 2012
Note payable dated January 14, 2011, in default	$6,000	$6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011, in default	10,000	10,000
Note payable dated January 18, 2012	5,000	5,000
Note payable dated January 20, 2012	5,000	5,000
Note payable dated May 21, 2012	15,000	15,000
Note payable dated May 30, 2012	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012	30,000	30,000
Convertible note payable, dated July 10, 2012	15,000	15,000
Note payable, dated September 14, 2012	6,000	6,000
Convertible note payable, dated September 7, 2012	43,000	43,000
Convertible note payable, dated October 4, 2012	50,000	50,000
Total	275,000	275,000
Less current portion	131,000	131,000
Long term portion	$144,000	$144,000

Total unpaid accrued interest on the notes payable to related parties as of June 30, 2013 and December 31, 2012 was $54,918 and $37,314, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded interest expense of $17,604 and $7,358, respectively, in connection with the notes payable to related parties.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	June 30, 2013	December 31, 2012
Series A Convertible Notes, net of unamortized debt discount of $-0- and $18,958, respectively	$817,000	$798,042
Series B Convertible Notes, net of unamortized debt discount of $-0- and $14,798, respectively	225,000	210,202
Series C Convertible Notes, net of unamortized debt discount of $3,402 and $37,023, respectively	256,598	222,977
Series D Convertible Notes, net of unamortized debt discount of $1,996 and $3,709 respectively	23,004	21,291
Total	1,321,602	1,252,512
Less: Current portion	(346,478)	(1,231,221)
Long term portion	$975,124	$21,291

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

In addition to the above non-related party convertible notes, there was $158,000 of related party convertible notes outstanding as of June 30, 2013. Please see Note 6 – Notes Payable, Related Parties for a listing of those convertible notes.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8 – DERIVATIVE LIABILITIES

Excessive committed shares

On April 11, 2013, in connection with the previously issued stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods are that of volatility and market price of the underlying common stock of the Company.

At June 30, 2013, the fair value of the derivative liabilities of $490,647 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 240.04%; risk free rate: 1.41%; and expected life: 4.80 years.

As of June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2013, in the amount of $490,647 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2013:

Excess Share Derivative
Balance, December 31, 2012	$-
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	495,606
Mark-to-market at June 30, 2013:	(4,959)
Balance, June 30, 2013	$490,647
Net Gain for the period included in earnings relating to the liabilities held at June 30, 2013	$4,959

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price was unchanged from April 11, 2013 (date of exceeding authorized level) to June 30, 2013. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 9 – STOCKHOLDERS' EQUITY

Common stock

At June 30, 2013 and December 31, 2012, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 96,137,703 and 90,137,703 are issued and outstanding, respectively.

During the six months ended June 30, 2013, the Company sold 6,000,000 shares of stock to a Board member for net proceeds of $300,000. The Board member also received 18,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.10 per share. The warrants are “cashless” for their exercise and have a five year exercise period.

NOTE 10 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2013:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
	$0.10	22,771,600	3.43	$0.10	22,771,600	$0.10
	0.15	4,283,334	1.83	0.15	4,283,334	0.15
	0.25	45,581,750	2.44	0.25	45,581,750	0.25
	0.30	250,000	2.61	0.30	250,000	0.30
	0.40	12,974,590	1.35	0.40	12,974,590	0.40
$	Total	85,861,274	2.51	$0.23	85,861,274	$0.23

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	59,413,274	$0.30
Issued	9,700,000	0.20
Exercised	-	-
Expired	(903,000)	(1.00)
Outstanding at December 31, 2012	68,210,274	0.29
Issued	18,100,000	0.10
Exercised	-	-
Expired	(449,000)	(1.56)
Outstanding at June 30, 2013	85,861,274	$0.23

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

In conjunction with the sale of common stock during six months ended June 30, 2013, the Company issued an aggregate of warrants to purchase 18,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected (See Note 9).

During the six months ended June 30, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of its common stock at $0.15 per share for five years. The warrant was valued using the Black-Scholes model and had a value of $8,948 and was charged to operations for the six months ended June 30, 2013. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 254.08%; and Risk Free rate: 0.76%.

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2013:

Exercise Price		Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
	$0.10	650,000	4.83	$0.10	650,000	$0.10
	0.13	500,000	3.84	0.13	500,000	0.13
	0.22	175,000	3.76	0.22	175,000	0.22
	0.70	75,000	2.19	0.70	75,000	0.70
	1.84	25,000	1.93	1.84	25,000	1.84
$	Total	1,425,000	4.16	$0.19	1,425,000	$0.19

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2012	4,850,000	0.12
Transfer status from employee to non-employee status	175,000	0.22
Exercised	-	-
Canceled or expired	(3,600,000)	0.10
Outstanding at June 30, 2013	1,425,000	$0.19

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,500,000	4.92	$0.06	3,000,000	$0.06
0.09	250,000	5.44	0.09	250,000	0.09
0.095	500,000	5.55	0.095	500,000	0.095
0.15	250,000	0.38	0.15	250,000	0.15
0.17	4,500,000	3.78	0.17	4,500,000	0.17
0.19	1,000,000	3.11	0.19	1,000,000	0.19
0.80	350,000	1.57	0.80	350,000	0.80
1.00	350,000	2.04	1.00	350,000	1.00
1.25	523,000	1.61	1.25	523,000	1.25
1.40	350,000	1.95	1.40	350,000	1.40
1.50	200,000	0.82	1.50	200,000	1.50
1.63	20,000	1.96	1.63	20,000	1.63
1.84	10,000	1.93	1.84	10,000	1.84
4.75	203,000	0.82	4.75	203,000	4.75
5.00	1,529,934	2.38	5.00	1,529,934	5.00
10.00	20,000	0.24	10.00	20,000	10.00
Total	13,555,934	3.57	$0.98	13,055,934	$0.90

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	13,955,934	$0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at December 31, 2012	14,435,934	0.97
Transfer status from employee to non-employee status	(175,000)	0.22
Exercised	--	--
Expired	(705,000)	2.49
Outstanding at June 30, 2013	13,555,934	$0.90

Total stock-based compensation expense for employee options for the six months ended June 30, 2013 and 2012 amounted to $10,000 and $75,000, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation:

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, and January 12, 2015, respectively, leaving a remaining unpaid balance of $5,000. The full amount in dispute was included in the Company’s accounts payable at June 30, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for all rendered services. In December 2012, we entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At June 30, 2013, the remaining balance due is $13,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Other:

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the second quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. The amounts of accrued employees' compensation included $203,428 of unpaid payroll taxes. As a result, the Company has included in accrued expenses an amount of approximately $258,000 that represents an estimate of federal and state interest and penalties that could be expected upon settlement of payment of these payroll taxes with the respective taxing authorities. The Company is currently in discussions with the IRS about the federal portion of the liability about a workout plan. Upon agreement with the IRS, the Company will then initiate a discussion with the states involved.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013 and 2012, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 5 and 6). Also, certain directors and officers made short-term or longer term loans as discussed in Note 6. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $26,590 and $13,145 for the six months ended June 30, 2013 and 2012, respectively (Note 6 and Note 7). In the six months ended June 30, 2013, a director purchased $300,000 of stock, receiving 6,000,000 shares and 18,000,000 warrants for the investment. Also, “Due to shareholders” represents amounts due for certain consulting services provided the Company by these individuals.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 13 – SUBSEQUENT EVENTS

Equity:

Common stock

From July 16, 2013 through August 30, 2013, the Company sold an aggregate of 2,000,000 shares of its common stock to a member of the board of directors for net proceeds of $100,000. In connection with the issuance, the Company issued warrants to purchase 6,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected.

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

Preferred stock:

On May 2, 2014, the Company’s board of directors designated 5,000,000 shares of its preferred stock as Series A Convertible Stock (“Series A”) with a $0.001 par value. The Series A preferred stock which has senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

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

Debt:

On September 5, 2013, a stockholder and Board member loaned $10,000 (unsecured) to the Company due September 5, 2015 with interest at 10% per annum and convertible into the Company’s common stock at $0.10 per share at the holder’s option. On September 16, 2013, a stockholder and Board member loaned $3,000 (unsecured) to the Company due September 16, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there were no beneficial conversion features at the times of issuance.

On September 17, 2013, a stockholder and Board member loaned $5,221 (unsecured) to the Company due September 17, 2014 with interest at 10% per annum.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

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

In 2014, the Company issued an aggregate of $1,025,000 convertible notes due two years from the date of issuance with interest, due at maturity, of 10% per annum. The notes are convertible into common stock at $0.05 per share, at the holders’ election 6 months after issuance. In connection with the issuance, the Company issued warrants to purchase 10,250,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Board members were issued $250,000 in notes and 2,500,000 common stock warrants.

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

Employment:

On September 30, 2013, the Company’s Chief Executive Officer (CEO), Michael Cassella, resigned. On November 1, 2013, the Company appointed Claremont Ventures LLC as CEO through its Managing Member, Stanley E. Freimuth. On March 1, 2014, Mr. Freimuth became the full-time CEO of the Company and was appointed to the Board of Directors. Mr. Freimuth's contract has an initial term of three years and monthly compensation of $17,500. In addition, Mr. Freimuth received 5,000,000 shares of the Company’s common stock for which 500,000 shares of series A convertible preferred stock was issued in exchange per board resolution, options to purchase 3,000,000 shares of the common stock exercisable at $0.015 per share for 7 years, vesting over three years on anniversary, and a $25,000 sign on bonus.

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

For the six months ending June 30, 2013 and 2012, we had significantly inadequate revenues and incurred a net loss of $580,345 and $975,139, respectively, from operations. Cash used in operating activities was $263,653 for the six months ended June 30, 2013. Cash used in operating activities was $446,982 for the year ended December 31, 2012. Based upon projected operating expenses, we believed that our working capital as of June 30, 2013 might not have been sufficient to fund our plan of operations for the next twelve months.

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Revenues totaled $42,345 and $37,280 for the three months ended June 30, 2013 and 2012, respectively. We earned revenue during the three months ended June 30, 2013 and 2012 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $101,690 for the three months ended June 30, 2013, as compared to $179,206 for the three months ended June 30, 2012, a decrease of $77,516. The decrease mainly resulted from the stock based compensation issued in 2012 for $30,000 and reduction in personnel. Salaries were $74,332 and $122,500 in the three months ended June 30, 2013 and 2012, respectively. Employee benefits were $27,358 and $24,090 in the three months ended June 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses amounted to $59,557 for the three months ended June 30, 2013, as compared to $165,141 for the three months ended June 30, 2012, a decrease of $105,584. Service fees were $10,075 and $53,744 for the three months ended June 30, 2013 and 2012, respectively. The decrease is primarily due to reduction in business consulting. Occupancy expense was $3,940 and $8,447 for the three months ended June 30, 2013 and 2012, respectively. Telecommunications expense was $13,492 and $13,261 for the three months ended June 30, 2013 and 2012, respectively. Accounting expenses decreased to $(6,469) for the three months ended June 30, 2013 from $60,547 for the three months ended June 30, 2012. In 2013, we did not engage audit and review services as compared to 2012 Travel, marketing, insurance and legal expense were $1,048, $10,213, $22,089 and $2,965 in the three months ended June 30, 2013 compared with $238, $3,671, $25,239 and $-0- in the three months ended June 30, 2012. Other miscellaneous general and administrative expenses were $2,204 and $625 for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense. For the three months ended June 30, 2013 and 2012, we recorded depreciation expense of $302 and $355, respectively. Depreciation expense for the three months ended June 30, 2013 is lower due to the full depreciation of some assets after June 30, 2012.

Gain on change in fair value of derivative liabilities. During the three months June 30, 2013, we had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended June 30, 2013 and 2012, we recorded a gain on change in fair value of these derivative liabilities of $4,959 and $-0-, respectively.

Interest (expense). We recorded interest expense of $73,943 for the three months ended June 30, 2013 compared to interest expense of $68,124 for the three months ended June 30, 2012. Interest expense increased due to the issuance of new notes in 2012.

Amortization of deferred debt discount. Amortization expense of $17,083 and $107,123 was incurred for the three months ended June 30, 2013 and 2012, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Revenues totaled $77,934 and $85,890 for the six months ended June 30, 2013 and 2012, respectively. We earned revenue during the six months ended June 30, 2013 and 2012 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $225,200 for the six months ended June 30, 2013, as compared to $390,972 for the six months ended June 30, 2012, a decrease of $165,772. The decrease mainly resulted from the stock based compensation issued in 2012 for $75,000 and reduction in personnel. Salaries were $173,148 and $265,850 in the six months ended June 30, 2013 and 2012, respectively. Employee benefits were $52,052 and $47,476 in the six months ended June 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses amounted to $218,848 for the six months ended June 30, 2013, as compared to $311,543 for the six months ended June 30, 2012, a decrease of $92,695. Service fees were $18,415 and $98,968 for the six months ended June 30, 2013 and 2012, respectively. The decrease is primarily due to a decrease in business consulting expenses. Occupancy expense was $8,616 and $15,523 for the six months ended June 30, 2013 and 2012, respectively. Telecommunications expense was $26,722 and $27,509 for the six months ended June 30, 2013 and 2012, respectively. Accounting expenses decreased to $78,127 for the six months ended June 30, 2013 from $98,968 for the six months ended June 30, 2012. We had less accounting services and billings received in the first quarter of 2013, whereas in 2012 more accounting services and billings were received in the second quarter of 2012. Travel, marketing, insurance and legal expense were $3,328, $18,396, $54,764 and $4,190 in the six months ended June 30, 2013 compared with $5,063, $11,169, $50,775 and $-0- in the six months ended June 30, 2012. Other miscellaneous general and administrative expenses were $6,290 and $4,199 for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense. For the six months ended June 30, 2013 and 2012, we recorded depreciation expense of $605 and $1,204, respectively. Depreciation expense for the six months ended June 30, 2013 is lower due to the full depreciation of some assets after June 30, 2012.

Gain on change in fair value of derivative liabilities. During the six months June 30, 2013, we had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the six months ended June 30, 2013 and 2012, we recorded a gain on change in fair value of these derivative liabilities of $4,959 and $-0-, respectively.

Interest (expense). We recorded interest expense of $149,496 for the six months ended June 30, 2013 compared to interest expense of $138,165 for the six months ended June 30, 2012. Interest expense increased due to the issuance of new notes in 2013 and 2012.

Amortization of deferred debt discount. Amortization expense of $69,089 and $219,175 was incurred for the six months ended June 30, 2013 and 2012, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $4,985,317 and cash and cash equivalents totaling $29,697. We reported a net loss of $580,345 for the six months ended June 30, 2013. Net cash used in operating activities was $263,653 for the six months ended June 30, 2013. Cash flow provided by financing activities was $262,500 for the six months ended June 30, 2013. As of December 31, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,139,002 and cash and cash equivalents totaling $30,850.

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

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services. At June 30, 2013, two clients represented receivables of $10,000 (27%) and $15,000 (41%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). As of June 30, 2013 and December 31, 2012, no allowance for doubtful accounts has been recognized.

We had two clients accounting for 35.4% and 35.4%; (total of 70.8%) of total revenues for the three months ended June 30, 2013, respectively, and had two clients accounting for 38.5% and 38.5%; (total of 77.0%) of total revenues for the six months ended June 30, 2013.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2013 and December 31, 2012, we did not have any derivative instruments that were designated as hedges. See Note 8 in our financial statements for discussion of the Company’s derivative liabilities.

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

Management believes that its unaudited condensed financial statements for the three and six months ended June 30, 2013 and 2012 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended June 30, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, and January 12, 2015, respectively, leaving a remaining unpaid balance of $5,000. The full amount in dispute was included in the Company’s accounts payable at June 30, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for all rendered services. In December 2012, We entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At June 30, 2013, the remaining balance due was $13,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, we sold 6,000,000 shares of stock to a director for proceeds of $300,000. The director also received 18,000,000 warrants with a term of five years and an exercise price of $0.10. The warrants have a “cashless” exercise feature.

Item 3. Defaults upon Senior Securities

Investor Note 1:

On December 21, 2007, an unaffiliated investor loaned us $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once we raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and we reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with the note, we granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. This note is guaranteed by a shareholder and former Company director.

On April 10, 2008, this investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a "cashless" exercise feature. This note is guaranteed by, a former Director of the Company. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which was included in expenses.

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

Investor Note 2:

On December 30, 2007, an unaffiliated investor loaned us $200,000 on an 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012. This note is guaranteed by, a shareholder and former Company director. As of March 31, 2013, this note has matured and is still outstanding and is in default at this time.

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

___________

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

