Form 10-Q
period 2013-09-30
DEBT RESOLVE INC
filed 2015-02-19
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

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

DEBT RESOLVE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$8,725	$30,850
Accounts receivable, net	21,063	62,922
Prepaid expenses	66,823	30,036
Total current assets	96,611	123,808

Fixed assets, net	-	908

Other assets:
Deposits	1,000	1,000

Total assets	$97,611	$125,716

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,089,606	$2,869,640
Due to shareholders	448,513	433,332
Notes payable, current portion	452,867	446,617
Notes payable-related parties	230,221	131,000
Convertible short-term notes, net of deferred debt discount of $456 and $70,779 as of September 30, 2013 and December 31, 2012, respectively	347,044	1,231,221
Lines of credit, related parties	151,000	151,000
Derivative liabilities	527,621	-
Total current liabilities	5,246,872	5,262,810

Long term debt:
Bank loan, long term portion	68,750	131,250
Note payable, related party	-	6,000
Convertible long-term notes, net of deferred debt discount of $685 and $3,709 as of September 30, 2013 and December 31, 2012, respectively	978,815	21,291
Convertible long-term notes, related parties	63,000	138,000
Total liabilities	6,357,437	5,559,351

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,137,703 and 90,137,703 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	98,138	90,138
Additional paid in capital	66,827,587	67,221,499
Accumulated deficit	(73,185,551)	(72,745,272)
Total stockholders' deficiency	(6,259,826)	(5,433,635)

Total liabilities and stockholders' deficiency	$97,611	$125,716

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:	$32,786	$33,430	$110,720	$119,320

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	92,453	105,165	317,653	496,107
Selling, general and administrative expenses	48,084	125,566	266,932	437,108
Depreciation and amortization	303	303	908	1,507
Total costs and expenses	140,840	231,034	585,493	934,722

Net loss from operations	(108,054)	(197,604)	(474,773)	(815,402)

Other income (expense):
Gain on change in fair value of derivative liabilities	272,280	-	277,239	-
Gain on settlement of debt	53,829	-	53,829	-
Interest expense	(73,731)	(71,588)	(223,227)	(209,753)
Amortization of debt discounts	(4,258)	(97,817)	(73,347)	(316,992)
Total other income (expense)	248,120	(169,406)	34,494	(526,746)

Net income (loss) before provision for income taxes	140,066	(367,010)	(440,279)	(1,342,148)

Income tax (benefit)	-	-	-	-

Net income (loss)	$140,066	$(367,010)	$(440,279)	$(1,342,148)

Net Income (loss) per common share -basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Net Income (loss) per common share -diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic	97,300,746	87,624,116	94,632,208	86,945,367

Weighted average number of common shares outstanding, diluted	111,489,080	87,624,116	94,632,208	86,945,367

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2013

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	-	$-	90,137,703	$90,138	$67,221,499	$(72,745,272)	$(5,433,635)
Sale of common stock	-	-	8,000,000	8,000	392,000	-	400,000
Fair value of warrants issued for services	-	-	-	-	8,948	-	8,948
Fair value of vesting options issued to employees for services	-	-	-	-	10,000	-	10,000
Reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(804,860)	-	(804,860)
Net loss	-	-	-	-	-	(440,279)	(440,279)
Balance, September 30, 2013	-	$-	98,137,703	$98,138	$66,827,587	$(73,185,551)	$(6,259,826)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(440,279)	$(1,342,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	1,507
Amortization of debt discounts	73,347	316,992
Stock based compensation	18,948	105,000
Gain on settlement of debt	(53,829)	-
Gain on change in fair value of derivative liability	(277,239)	-
Changes in operating assets and liabilities:
Accounts receivable	41,859	(24,361)
Prepaid expenses	(36,787)	36,123
Accounts payable, accrued liabilities and due to shareholders	288,976	602,689
Net cash used in operating activities	(384,096)	(304,198)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	8,279
Proceeds from sale of common stock	400,000	230,000
Proceeds from issuance of short term notes-related party	5,221	45,000
Repayment of short term notes	(56,250)	(56,250)
Proceeds from long term notes	-	20,000
Proceeds from long term notes, related party	13,000	31,000
Net cash provided by financing activities	361,971	278,029

Net (decrease) increase in cash and cash equivalents	(22,125)	(26,169)
Cash at beginning of period	30,850	26,832

Cash at end of period	$8,725	$663

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$8,217	$7,744
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Note payable issued for accrued liability	$-	$43,000

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – BASIS AND BUSINESS PRESENTATION

Debt Resolve, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 21, 1997. The Company offers its service as a Software-as-a-Service (SaaS) model, enabling clients to introduce this collection or payment software option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent or defaulted consumer debt and as part of a complete accounts receivable management solution for consumer creditors. In December 2014, we began operation of Progress Advocates, LLC in the student loan document preparation industry (see Note 13).

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with the instructions to the Form 10-Q and Article 10 of Regulation S-X, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the December 31, 2012 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At September 30, 2013, three clients represented receivables of $2,500 (11%), $5,000 (22%) and $10,000 (44%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). As of September 30, 2013 and December 31, 2012, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 45.8% and 45.8%; (total of 91.6%) of total revenues for the three months ended September 30, 2013, respectively, and had two clients accounting for 40.7% and 40.6%; (total of 81.3%) of total revenues for the nine months ended September 30, 2013.

The Company had two clients accounting for 44.9% and 44.9%; (total of 89.8%) of total revenues for the three months ended September 30, 2012, respectively, and had two clients accounting for 37.7% and 37.7%; (total of 75.4%) of total revenues for the nine months ended September 30, 2012.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012 because their effect is anti-dilutive. Fully diluted shares outstanding were 108,820,542 for the nine months ended September 30, 2013. Fully diluted shares outstanding were 101,801,118 and 103,622,369 for the three and nine month periods ended September 30, 2012, respectively.

Stock-based compensation

Total employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2013 amounted to $18,948 and for the three and nine months ended September 30, 2012 amounted to $30,000 and $105,000, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $440,279 for the nine months ended September 30, 2013. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,150,261 as of September 30, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012 are comprised of the following:

	September 30, 2013	December 31, 2012
Accounts payable and accrued expenses	$1,142,680	$1,130,438
Accrued interest	1,048,850	835,175
Payroll and related accruals, net of advance to employees	898,076	904,027
Total	$3,089,606	$2,869,640

During the three months ended September 30, 2013 the Company settled an accounts payable of $63,829 for $10,000 resulting in a gain on settlement of debt of $53,829.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5 – NOTES PAYABLE

As of September 30, 2013 and December 31, 2012, short term notes are as follows:

	September 30, 2013	December 31, 2012
Bank loans	$143,750	$200,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	521,617	577,867
Less current portion	452,867	446,617
Long term portion (only bank loan)	$68,750	$131,250

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of September 30, 2013 and December 31, 2012, notes payable, related parties are as follows:

	September 30, 2013	December 31, 2012
Note payable dated January 14, 2011, in default	$6,000	$6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011, in default	10,000	10,000
Note payable dated January 18, 2012	5,000	5,000
Note payable dated January 20, 2012	5,000	5,000
Note payable dated May 21, 2012	15,000	15,000
Note payable dated May 30, 2012	20,000	20,000
Note payable dated September 17, 2013	5,221	-
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012	30,000	30,000
Convertible note payable, dated July 10, 2012	15,000	15,000
Note payable, dated September 14, 2012	6,000	6,000
Convertible note payable, dated September 7, 2012	43,000	43,000
Convertible note payable, dated October 4, 2012	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	-
Convertible note payable, dated September 16, 2013	3,000	-
Total	293,221	275,000
Less current portion	230,221	131,000
Long term portion	$63,000	$144,000

On September 5, 2013, a stockholder and board member loaned $10,000 (unsecured) to the Company due September 5, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion features at the times of issuances.

On September 16, 2013, a stockholder and board member loaned $3,000 (unsecured) to the Company due September 16, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion features at the times of issuances.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

On September 17, 2013, a stockholder and Board member loaned $5,221 (unsecured) to the Company due September 17, 2014 with interest at 10% per annum.

Total unpaid accrued interest on the notes payable to related parties as of September 30, 2013 and December 31, 2012 was $63,991 and $37,314, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of $26,676 and $13,266, respectively, in connection with the notes payable to related parties.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	September 30, 2013	December 31, 2012
Series A Convertible Notes, net of unamortized debt discount of $-0- and $18,958, respectively	$817,000	$798,042
Series B Convertible Notes, net of unamortized debt discount of $-0- and $14,798, respectively	225,000	210,202
Series C Convertible Notes, net of unamortized debt discount of $-0- and $37,023, respectively	260,000	222,977
Series D Convertible Notes, net of unamortized debt discount of $1,141 and $3,709 respectively	23,859	21,291
Total	1,325,859	1,252,512
Less: Current portion	(347,044)	(1,231,221)
Long term portion	$978,815	$21,291

Certain convertible note holders, representing an aggregate of $979,500 of these notes entered, into an agreement in December 2014 and January 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible notes are in default.

In addition to the above non-related party convertible notes, there was $171,000 of related party convertible notes outstanding as of September 30, 2013. Please see Note 7 – Notes Payable, Related Parties for a discussion of those convertible notes.

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

At September 30, 2013, the fair value of the derivative liabilities of $527,621 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 197.45%; risk free rate: 1.39%; and expected life: 4.66 years.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

As of September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2013, in the amount of $527,621 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Excess Share Derivative
Balance, December 31, 2012	$-
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	804,860
Mark-to-market at September 30, 2013:	(277,239)
Balance, September 30, 2013	$527,621
Net gain for the period included in earnings relating to the liabilities held at September 30, 2013	$277,239

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 33% from April 11, 2013 (date of exceeding authorized level) to September 30, 2013. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 9 – STOCKHOLDERS' EQUITY

Common stock

At September 30, 2013 and December 31, 2012, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,137,703 and 90,137,703 are issued and outstanding, respectively.

During the nine months ended September 30, 2013, the Company sold 8,000,000 shares of stock to a Board member for net proceeds of $400,000. The Board member also received 24,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.10 per share. The warrants are “cashless” for their exercise and have a five year exercise period.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	28,771,600	3.39	$0.10	28,771,600	$0.10
0.15	4,283,334	1.58	0.15	4,283,334	0.15
0.25	45,581,750	2.19	0.25	45,581,750	0.25
0.30	250,000	2.36	0.30	250,000	0.30
0.40	12,974,590	1.10	0.40	12,974,590	0.40
Total	91,861,274	2.38	$0.23	91,861,274	$0.23

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	59,413,274	$0.30
Issued	9,700,000	0.20
Exercised	-
Expired	(903,000)	(1.00)
Outstanding at December 31, 2012	68,210,274	0.29
Issued	24,100,000	0.10
Exercised	-	-
Expired	(449,000)	(1.56)
Outstanding at September 30, 2013	91,861,274	$0.23

In conjunction with the sale of common stock during nine months ended September 30, 2013, the Company issued an aggregate of warrants to purchase 24,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected.

During the nine months ended September 30, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of its common stock at $0.15 per share for five years. The warrant was valued using the Black-Scholes model and had a value of $8,948 and was charged to operations for the nine months ended September 30, 2013. The fair value of the warrants were determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 254.08%; and Risk Free rate: 0.76%.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	650,000	4.58	$0.10	650,000	$0.10
0.13	500,000	3.59	0.13	500,000	0.13
0.22	175,000	3.50	0.22	175,000	0.22
0.70	75,000	1.94	0.70	75,000	0.70
1.84	25,000	1.67	1.84	25,000	1.84
Total	1,425,000	3.91	$0.19	1,425,000	$0.19

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2012	4,850,000	0.12
Transfer status from employee to non-employee status	175,000	0.22
Exercised	-	-
Canceled or expired	(3,600,000)	0.10
Outstanding at September 30, 2013	1,425,000	$0.19

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,000,000	4.67	$0.06	3,000,000	$0.06
0.09	250,000	5.18	0.09	250,000	0.09
0.095	500,000	5.30	0.095	500,000	0.095
0.15	250,000	0.13	0.15	250,000	0.15
0.17	4,500,000	3.52	0.17	4,500,000	0.17
0.19	1,000,000	2.85	0.19	1,000,000	0.19
0.80	350,000	1.32	0.80	350,000	0.80
1.00	350,000	1.79	1.00	350,000	1.00
1.25	523,000	1.36	1.25	523,000	1.25
1.40	350,000	1.70	1.40	350,000	1.40
1.50	200,000	0.57	1.50	200,000	1.50
1.63	20,000	1.71	1.63	20,000	1.63
1.84	10,000	1.67	1.84	10,000	1.84
4.75	203,000	0.57	4.75	203,000	4.75
5.00	1,529,934	2.13	5.00	1,529,934	5.00
Total	13,035,934	3.27	$0.98	13,035,934	$0.92

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	13,955,934	$0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at December 31, 2012	14,435,934	0.97
Transfer status from employee to non-employee status	(175,000)	0.22
Exercised	--	--
Expired	(1,225,000)	1.62
Outstanding at September 30, 2013	13,035,934	$0.92

Total stock-based compensation expense for employee options for the nine months ended September 30, 2013 and 2012 amounted to $10,000 and $85,000, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation:

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, and January 12, 2015, respectively, leaving a remaining unpaid balance of $5,000. The full amount in dispute was included in the Company’s accounts payable at September 30, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for services. In December 2012, we entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At September 30, 2013, the remaining balance due is $7,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Other:

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the third quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. The amounts of accrued employees' compensation included $203,428 of unpaid payroll taxes. As a result, the Company has included in accrued expenses an amount of approximately $258,000 that represents an estimate of federal and state interest and penalties that could be expected upon settlement of payment of these payroll taxes with the respective taxing authorities. The Company is currently in discussions with the IRS about the federal portion of the liability about a workout plan. Upon agreement with the IRS, the Company will then initiate a discussion with the states involved.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013 and 2012, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 6). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $40,229 and $26,868 for the nine months ended September 30, 2013 and 2012, respectively (Note 7 and Note 8). Finally, in the nine months ended September 30, 2013, a director purchased $400,000 of stock, receiving 8,000,000 shares and 24,000,000 warrants for the investment. Also, “Due to shareholders” represents amounts due for certain consulting services provided the Company by these individuals.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 13 – SUBSEQUENT EVENTS

Equity:

Common stock

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

Preferred stock:

On May 2, 2014, the Company’s board of directors designated 5,000,000 shares of its preferred stock as Series A Convertible Stock (“Series A”) with a $0.001 par value. The Series A preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

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

Debt:

On October 24, 2013, a stockholder loaned $30,000 (unsecured) to the Company due October 24, 2016 with interest at 10% per annum.

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

SEPTEMBER 30, 2013

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

For the nine months ending September 30, 2013 and 2012, we had significantly inadequate revenues and incurred a net loss of $440,279 and $1,342,148, respectively, from operations. Cash used in operating activities was $384,096 for the nine months ended September 30, 2013. Cash used in operating activities was $446,982 for the year ended December 31, 2012. Based upon projected operating expenses, we believed that our working capital as of September 30, 2013 might not have been sufficient to fund our plan of operations for the next twelve months.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Revenues totaled $32,786 and $33,430 for the three months ended September 30, 2013 and 2012, respectively. We earned revenue during the three months ended September 30, 2013 and 2012 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $92,453 for the three months ended September 30, 2013, as compared to $105,165 for the three months ended September 30, 2012, a decrease of $12,712. The decrease mainly resulted from the stock based compensation issued in 2012 for $30,000. Salaries were $74,826 and $71,250 in the three months ended September 30, 2013 and 2012, respectively. Employee benefits were $17,627 and $33,915 in the three months ended September 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses amounted to $48,084 for the three months ended September 30, 2013, as compared to $125,566 for the three months ended September 30, 2012, a decrease of $77,482. Service fees were $6,965 and $69,169 for the three months ended September 30, 2013 and 2012, respectively. The primary reason for the decrease in service fees are less consulting fees paid in 2013. Occupancy expense was $3,646 and $4,819 for the three months ended September 30, 2013 and 2012, respectively. Telecommunications expense was $13,662 and $18,730 for the three months ended September 30, 2013 and 2012, respectively. Accounting expenses decreased to $-0- for the three months ended September 30, 2013 from $4,000 for the three months ended September 30, 2012. Travel, marketing, insurance and legal expense were $35, $-0-, $22,080 and $248 in the three months ended September 30, 2013 compared with $98, $7,225, $21,091 and $-0- in the three months ended September 30, 2012. Other miscellaneous general and administrative expenses were $1,448 and $-0- for the three months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense. For the three months ended September 30, 2013 and 2012, we recorded depreciation expense of $303.

Gain on change in fair value of derivative liabilities. During the three months September 30, 2013, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended September 30, 2013 and 2012, we recorded a gain on change in fair value of these derivative liabilities of $272,280 and $-0-, respectively.

Gain on settlement of debt. During the three months September 30, 2013, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $53,829 and $-0- for the three months ended September 30, 2013 and 2012, respectively.

Interest (expense). We recorded interest expense of $73,731 for the three months ended September 30, 2013 compared to interest expense of $71,588 for the three months ended September 30, 2012. Interest expense increased due to the issuance of new notes in 2013.

Amortization of deferred debt discount. Amortization expense of $4,258 and $97,817 was incurred for the three months ended September 30, 2013 and 2012, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Revenues totaled $110,720 and $119,320 for the nine months ended September 30, 2013 and 2012, respectively. We earned revenue during the nine months ended September 30, 2013 and 2012 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $317,653 for the nine months ended September 30, 2013, as compared to $496,107 for the nine months ended September 30, 2012, a decrease of $178,454. The decrease mainly resulted from the stock based compensation issued in 2012 for $105,000 and reduction in personnel. Salaries were $247,974 and $337,100 in the nine months ended September 30, 2013 and 2012, respectively. Employee benefits were $69,679 and $159,007 in the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses amounted to $266,932 for the nine months ended September 30, 2013, as compared to $437,108 for the nine months ended September 30, 2012, a decrease of $170,176. Service fees were $25,380 and $169,229 for the nine months ended September 30, 2013 and 2012, respectively. The primary reason for the decrease in service fees are less consulting fees paid in 2013. Occupancy expense was $12,262 and $20,342 for the nine months ended September 30, 2013 and 2012, respectively. Telecommunications expense was $40,384 and $46,239 for the nine months ended September 30, 2013 and 2012, respectively. Accounting expenses decreased to $78,127 for the nine months ended September 30, 2013 from $100,647 for the nine months ended September 30, 2012 primarily due to reduced audit and review services in 2013. Travel, marketing, insurance and legal expense were $3,362, $18,396, $76,843 and $4,438 in the nine months ended September 30, 2013 compared with $5,161, $18,394, $71,787 and $9,657 in the nine months ended September 30, 2012. Other miscellaneous general and administrative expenses were $7,740 and $-0- for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense. For the nine months ended September 30, 2013 and 2012, we recorded depreciation expense of $908 and $1,507, respectively. Depreciation expense for the nine months ended September 30, 2013 is lower due to the full depreciation of some assets after September 30, 2012.

Gain on change in fair value of derivative liabilities. During the nine months September 30, 2013, we had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the nine months ended September 30, 2013 and 2012, we recorded a gain on change in fair value of these derivative liabilities of $277,239 and $-0-, respectively.

Gain on settlement of debt. During the nine months September 30, 2013, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $53,829 and $-0- for the nine months ended September 30, 2013 and 2012, respectively.

Interest (expense). We recorded interest expense of $223,227 for the nine months ended September 30, 2013 compared to interest expense of $209,753 for the nine months ended September 30, 2012. Interest expense increased due to the issuance of new notes in 2013 and 2012.

Amortization of deferred debt discount. Amortization expense of $73,347 and $316,992 was incurred for the nine months ended September 30, 2013 and 2012, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,150,261 and cash and cash equivalents totaling $8,725. We reported a net loss of $440,279 for the nine months ended September 30, 2013. Net cash used in operating activities was $384,096 for the nine months ended September 30, 2013. Cash flow provided by financing activities was $361,971 for the nine months ended September 30, 2013. As of December 31, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,139,002 and cash and cash equivalents totaling $30,850.

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

In their report dated May 3, 2013, our independent registered public accounting firm stated at March 31, 2013, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Accounts Receivable

We extend credit to large, mid-size and small companies for the use of its software solutions. At September 30, 2013, three clients represented receivables of $2,500 (11%), $5,000 (22%) and $10,000 (44%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). As of September 30, 2013 and December 31, 2012, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 45.8% and 45.8%; (total of 91.6%) of total revenues for the three months ended September 30, 2013, respectively, and had two clients accounting for 40.7% and 40.6%; (total of 81.3%) of total revenues for the nine months ended September 30, 2013.

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

Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and December 31, 2012, we did not have any derivative instruments that were designated as hedges. See Note 8 in our financial statements for discussion of the Company’s derivative liabilities

Revenue Recognition

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

Management believes that its unaudited condensed financial statements for the three and nine months ended September 30, 2013 and 2012 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended September 30, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023.32 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, and January 12, 2015, respectively, leaving a remaining unpaid balance of $5,000. The full amount in dispute was included in the Company’s accounts payable at September 30, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for all rendered services. In December 2012, We entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At September 30, 2013, the remaining balance due was $7,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, we sold 8,000,000 shares of stock to a director for proceeds of $400,000. The director also received 24,000,000 warrants with a term of five years and an exercise price of $0.10. The warrants have a “cashless” exercise feature.

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

On August 27, 2010, we repaid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2013. As of September 30, 2013, this note has matured and is still outstanding and is in default at this time.

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

__________

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

