Form 10-K
period 2013-12-31
DEBT RESOLVE INC
filed 2015-03-10
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 001-33110

DEBT RESOLVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0889197
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1133 Westchester Ave., Suite S-223
White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

(914) 949-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $2,325,797, based on the last sale price of $0.021 per share on December 31, 2013, as quoted in the OTC Pink marketplace.

As of February 15, 2015, 98,187,082 shares of the registrant’s Common Stock were outstanding.

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

Overview

Debt Resolve, Inc. is a Delaware corporation formed in April 1997. Our primary business is providing software solutions to consumer lenders or those collecting on consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We will pursue these markets as well as our traditional markets. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

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

The Debt Resolve solution utilizes our “double-blind” bidding system that works in real-time to resolve consumer obligations by taking offers from debtors and creditors and finding a resolution between the offers. Protected by five U.S. patents, our process is fully automated and does not require human intervention. The core patent, no. 6,330,551, has been upheld by the U.S. Court of Appeals for the Federal Circuit in Cybersettle, Inc. vs. National Arbitration Forum, Inc. (2007-1092). The product’s infrastructure was built to accommodate significant scaling. We also created an early stage delinquency solution which is suited to internal bank collection operations. The benefits of our Debt Resolve solutions versus traditional collection methods have been lower cost, higher average collections per account and higher portfolio recovery rates. In addition, our solutions are designed to help our clients keep satisfied customers, since our systems are much less intrusive than traditional collection techniques.

 Our Debt Resolve solutions bring creditors (or parties who service their credit) and consumer debtors together to resolve defaulted consumer debt online through a series of steps. The process is initiated when one of our creditor or servicer clients electronically forwards to us a file of debtor accounts, and sets rules or parameters for handling each class of accounts. The client then invites its consumer debtor to visit a client-branded website or a generic solution, developed and hosted by us, where the consumer is presented with an opportunity to satisfy the delinquent or defaulted debt through one of our Debt Resolve solutions. Through our hosted website, the debtor is allowed to make three or four offers, or select other options to bring current or settle the obligation. If the debtor makes an offer acceptable to our creditor client, payment can then be collected, sent through the client’s payment processor and deposited directly into the client’s account. We never touch our client’s money. The entire resolution process is accomplished online.

Finally, during the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014, Progress Advocates LLC, a Debt Resolve joint venture, was launched to provide services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started during 2014. This initiative has resulted in the development of a new online consumer to consumer debt negotiation service, named Settl.it. Anticipated launch of this application, which is transaction fee supported, is in March 2015. Both business initiatives have a very low cost basis for Debt Resolve. Each will increase Debt Resolve’s revenue and profit based on the rate of marketing investment. This will allow Debt Resolve to manage its growth in line with available financial resources. It is anticipated that both new businesses will be accretive to our 2015 financial results.

Corporate and Background Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. On May 7, 2003, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc.

Our principal executive offices are located at 1133 Westchester Ave., Suite S-223, White Plains, New York 10604, and our telephone number is (914) 949-5500. As of December 31, 2013, we had no subsidiaries. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

Our Strengths

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the original Debt Resolve system, we designed the system to be user-friendly and easily navigated.

We believe our Debt Resolve solutions have a number of key features that make them unique and valuable:

•

One solution utilizes a blind-bidding system for settling debt – This feature is the subject of patent protection and to date has resulted in settlements and payments that average above the floor set by our clients.

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

•	By providing a web channel, total liquidation rates are increased in our clients’ portfolios.

We believe the main advantages to consumer debtors in using our Debt Resolve solutions are:

•	A greater feeling of control over the debt collection process.

•	Confidentiality, security, ease-of-use and 24-hour access.

•	A less threatening experience than dealing directly with debt collectors.

Despite these advantages, neither we nor any other company has established a firm foothold in the market for online debt collection. Effective utilization of our solutions will require a change in thinking on the part of the debt collection industry, and the market for online collection of defaulted consumer debt may never develop to the extent that we envision or that is required for our Internet solutions to become a viable, stand-alone business. Debt Resolve is now ten years old without any significant adoption of web collections technology. However, we intend to continuously enhance and extend our offerings and develop significant expertise in consumer behavior with respect to online debt payment to remain ahead of potential competitors. We believe we have the following key competitive advantages:

•

To our knowledge, we were the first and only company to market an integrated set of Internet-based consumer debt collection tools. The patent license to the Internet bidding process protects Debt Resolve’s key methodology and limits what future competitors may develop for the duration of the patents

Our Business

Our Cloud-based Solutions

Our Debt Resolve solution brings creditors or servicers and consumer debtors together to resolve defaulted consumer debt through a series of steps. The process is initiated when one of our clients electronically forwards to us a file of debtor accounts and sets rules or parameters for handling each class of accounts. The client then invites its customer (the consumer debtor) to visit a client-branded website, developed and hosted by us, where the consumer debtor is presented with an opportunity to satisfy the defaulted debt through the hosted solution. The consumer debtor is allowed to make three or four offers, or select other options, to resolve or settle the obligation. If the consumer debtor makes an offer acceptable to our creditor client, payment can then be collected and passed to the client’s payment gateway and deposited directly into the client’s own designated account. The entire resolution process is accomplished online.

During the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014 Progress Advocates LLC, a Debt Resolve joint venture was launched to provide services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started during 2014. This initiative has resulted in the development of a new online consumer to consumer debt negotiation service, named Settl.it, which will charge a fee per transaction. Anticipated launch of this application is in March 2015. Both business initiatives have a very low cost basis for Debt Resolve. Each will increase our respective revenue and profit based on the rate of marketing investment. This will allow Debt Resolve to manage its growth in line with available financial resources. It is anticipated that both new businesses will be accretive to our 2015 financial results.

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, (see below), we issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share. The first warrant for 1,000,000 shares of Debt Resolve preferred stock vests and becomes exercisable 25% upon issuance and the balance upon the achievement by Progress Advocates of specific increasing revenue goals. The second warrant for 500,000 shares of Debt Resolve preferred stock vests and becomes exercisable when Progress Advocates achieves at least $1,000,000 in cumulative “operating income.”

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

Our Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $3,097.9 billion in December 2013, a compound annual growth rate of approximately 7.6% for the period. In parallel, the accounts receivables management (“ARM”) industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collections industry trends:

•

Profit margins are stagnating or declining due to the fixed costs of telephone-based collections. In addition, periods when the economy is weak means more delinquencies to collect but a higher inability on the part of debtors to pay. Thus, costs increase to generate the same level of revenue. The ACA International’s 2012 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

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

The collections industry has always been driven by letters and agent calls to debtors. In the early 1990’s, dialer technology created an improvement in calling efficiency. However, it was not until the early 2000’s that any new technologies were introduced. These new technologies include analytics, Interactive Voice Response systems (IVR) and Internet-based collections. Of these, IVR systems and Internet-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement, while analytics focus agent time on the accounts with the highest potential to collect.

Our Business Growth Strategy

Our goal is to become an important participant in the ARM industry by making our Debt Resolve solutions key collection tools at all stages of delinquency across all categories of consumer debt. The key elements of our business growth strategy are to:

•

Accelerate our marketing efforts and extend target markets for the Internet product. Initially, we marketed our Debt Resolve Solution to credit issuers, their collection agencies and collection law firms and the buyers of their defaulted debt in the United States. We also entered the auto collections vertical in 2007 with the addition of several clients in this area. In 2010, we implemented our first client in the retail sector. We were actively targeting new market segments like healthcare companies, and new geographic markets. Other markets in the United States may include student loan debt, utilities, Internet/payday lending and other low balance debt.

•

Form strategic industry partnerships. Starting in 2011, we changed the principal thrust of our sales and marketing efforts from direct sales to forming partnerships with large, well established collection industry players. The partners would then market our solutions to their existing client base and thereby significantly accelerate our revenue growth. In late 2014, we formed Progress Advocates LLC along with our new partner LSH, LLC to focus on the student loan market with 51% owned by the Company and 49% owned by LSH, LLC.

•

Expand our service offerings. We may decide to pursue opportunities, either through software licensing, acquisition or product extension, to enter related markets well-suited for our proprietary technology and other services. We are working with partners to provide one-stop shopping to our clients for a broad array of collection related services, including payment processing, analytics and collection floor software and other technology. For example, we are completing our new consumer-to-consumer application, Settl.it, to resolve disputes between consumer end users.

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

•

Provide additional products and services to our installed client base. We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances. Some of these services include mailing services, analytics, tracing technology, collection floor software or voice -driven technology. 7

7

•

Maintain and leverage technological leadership. Our technology and integration expertise has enabled us to be among the first to introduce an online method for the resolution of consumer debt, and we believe we pioneered the online collection technology space. We believe the scope and speed of integration of our technology-based services gives us a competitive advantage and with our efforts on continued research and development, we intend to continue to maintain our technological leadership. We implement our typical client in 30 days or less. Also, we completed three major enhancements to our solutions including true multiple account functionality, the ability for a consumer user to go back to previous screens and the Settl.it proprietary solution.

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

 Sales and Marketing

Our current sales efforts are focused on our United States partnerships and healthcare entities, as well as the launch of our Settl.it consumer-to-consumer portal. Our primary targets are the major companies in each of these segments: hospitals and large provider groups, retailers and holders of low balance consumer debt. Once the Company achieves profitability, we will re-engage with the large consumer credit issuers who have wanted to use our solutions but had to wait until our financial condition improved.

The economics of an Internet model means that our fixed costs will be relatively stable in relation to growth of our business, thereby improving margins over time. We have been able to upgrade our solutions and develop new ones without increasing our costs. It is our intention to base pricing on the value gained by clients rather than on our direct costs. In general, we believe that if our services are priced at a reasonable discount to the relative cost of traditional collections, the economic advantages will be sufficiently compelling to persuade clients to offer our Debt Resolve solutions to a majority of their target debtors as a preferred or alternate channel. A key part of our sales strategy is to build a proof-of-concept by sub-market. This involves tracking results by each sub-market on the percentage of debtors that use our online system, the number that pay, and the amount paid compared to the settlement “floor” that our clients desire. These results form the basis for the business case and are key to closing sales by providing a clear expected return on investment to prospective clients. Results will come from existing clients, new partnerships and from our current and new business partners or contacts. This will be a departure from previous years where clients were often unwilling to share their costs and performance data.

Our marketing efforts will focus on strengthening our image versus that of our competition, providing new industry leading technologies, refining our message by market, and re-introducing our company as a financially-sound, growing enterprise. As revenue begins to increase during 2015, this revenue growth will provide further evidence of the viability of our solutions.

Technology License and Proprietary Technology

At the core of our Debt Resolve solution is a patent-protected bidding methodology co-invented by the co-founders of our company. We originally entered into a license agreement in February 2003 with the co-founders for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551, issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. Four subsequent patents have been issued and form a five patent “cluster” underpinning our license agreement. In June 2005, we amended and restated the license agreement in its entirety. The license agreement can be found in our SEC filings.

The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, the co-founders have agreed to accept stock options to purchase shares of our common stock, which were granted as follows:

•

initially, we granted to each of the co-founders a stock option for up to such number of shares of our common stock such that the stock option, when added to the number of shares of our common stock owned by each of the co-founders, and in combination with any shares owned by any of their respective immediate family members and affiliates, would equal 14.6% of the total number of our outstanding shares of common stock.

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

In addition, we have developed our own software based on the licensed intellectual property rights. We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and software. We have not applied for patents on any of our own technology. We have obtained through the U.S. Patent and Trademark Office a registered trademark for our Debt Resolve corporate and system name as well as our slogan “Debt Resolve – Settlement with Dignity.”

Technology and Service Providers

We outsource our web hosting to Cervalis LLC, a Tier 1 data center providing our security in a SSAE 16 and PCI certified environment. The Cervalis hosting facility is located in Wappingers Falls, New York. We use Cervalis’ servers to operate our proprietary software developed in our corporate offices.

Competition

Internet-based technology was introduced to the collections industry in 2004 and has many participants at this time. The original three were us, Apollo Enterprise Solutions, LTD. and Online Resources Corp. A large number of collection agency software providers now offer an internet payment portal included with their software.

Apollo Enterprise Solutions, LTD. is a public company with venture backing. Apollo has a mixed team of employees/consultants who are located at their facility in Irvine, CA or are geographically dispersed. Their marketing and sales efforts are focused on high-end banks and some large agencies, both in the United States and the United Kingdom, as well as healthcare providers. We believe Apollo spent more than their competitors on advertising and trade show sponsorships. Their sales strategy has been to be the lowest-cost provider. In terms of product positioning, Apollo emphasizes their technology – especially their rules engine that allows a client to set treatment strategies, and the ability to process real-time credit scores for inclusion in the debtor treatment strategy. Overall, Apollo had a feature set similar to our Debt Resolve solution – including the rules engine – and appeared to replicate our proprietary blind bidding system. In January 2007, we filed a patent infringement law suit against Apollo. On November 5, 2007, Debt Resolve and Apollo jointly announced that they had reached a settlement of the pending patent infringement lawsuit. The parties came to agreement that Apollo’s system, as represented by Apollo, does not infringe on Debt Resolve’s United States Patents: Nos. 6,330,551 and 6,954,741, both entitled Computerized Dispute Resolution System and Method. The parties further agreed to respect each other’s intellectual property to the extent it is validly patent protected with the parties reserving all of their legal rights. After a restructuring in 2010, Apollo went public in 2012. Their financial disclosures filed since going public, show Apollo has had a significant loss for each quarter filed to this date.

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

There are many new competitors entering the online collections market at this time. We are very closely monitoring their functionality to prevent an infringement of our patented settlement engine. Several cease and desist letters have been sent in 2012 and 2013 to potential infringers to stop using technology that appears to use our protected process, and we will vigorously enforce our rights to protect our technology.

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

For our Internet technology business, any penetration of our network security or other misappropriation of consumers’ personal information could subject us to liability. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. The Company has liability insurance policies to protect itself from computer crime by its employees and external sources. The Company believes its coverages will adequately meet its potential monetary damages.

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

Employees

As of February 15, 2015, we had two full-time employees and two independent contractors. Our employees and contractors are based at our corporate headquarters in White Plains, New York. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees and contractors are good.

ITEM 1A. Risk Factors

Cautionary Statements and Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this report.

Risks Related to Our Business

We have experienced significant and continuing losses from operations which could impede the process of raising capital.

For the years ended December 31, 2013 and 2012, we had inadequate revenues and incurred net losses of $474,882 and $1,568,341, respectively. Cash used in operating activities for operations was $471,859 and $446,982 for the years ended December 31, 2013 and 2012, respectively. Based upon projected operating expenses, we believe that our working capital as of February 15, 2015 may not be sufficient to fund our plan of operations for the next 12 months. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that we will prove successful.

We need to raise additional capital in order to be able to accomplish our business plan objectives. We have historically satisfied our capital needs primarily from the sale of debt and equity securities. We are continuing our efforts to secure additional funds through debt and/or equity instruments. The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us. Since 2009, the principal source of funding for us has been these private accredited investors, who have invested in notes (including convertible notes) and in stock purchases. Also, a bank loaned us $300,000, of which $125,000 was still outstanding as of December 31, 2013. On February 15,2015, there remains $50,000 still outstanding. Finally, board members and management have loaned us $799,211 that has not been repaid or may be converted to stock and has provided either short term or longer term capital to us. These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

We have raised capital for our day-to-day operations since our inception in January 2003; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. The financial statements contained in this filing do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to retain current clients and attract new clients, or if our clients do not actively submit defaulted consumer debt accounts on our solutions or successfully promote access to the solutions, we will not be able to generate revenues or continue our business.

We expect that our revenue will come from taking a success fee equal to a percentage of defaulted consumer debt accounts that are settled and collected through our online Debt Resolve solutions, from a flat fee per settlement or from recurring monthly fees for the use of our system, potentially coupled with success or other transaction fees. We depend on our creditor clients, who include but are not limited to first-party creditors such as banks, lenders, credit card issuers, telecoms and utilities, third-party collection agencies or collection law firms and purchasers of charged-off debt, to initiate the process by submitting defaulted consumer debt accounts on our system along with the settlement offers. We cannot be sure that we will be able to retain our existing clients, and enter into new. relationships with creditor clients in the future. In addition, we cannot be certain that we will be able to establish these creditor client relationships on favorable economic terms. Finally, we cannot control the number of accounts that our clients will submit on our system, how successfully they will promote access to the website, or whether the use of our solutions will result in any increase in recovery over traditional collection methods. If our client base, and their corresponding claims submission, does not increase significantly or experience favorable results, we will not be able to generate sufficient revenues to continue and sustain our business.

We will rely heavily on the financial success of Progress Advocates LLC.

Going forward, we expect a substantial part of our revenue to come from our new subsidiary, Progress Advocates LLC. This business operates in an entirely new market segment for us. We have no prior experience in the student loan debt sector, although our business partner does have experience in this sector. We are relying heavily on their expertise, systems and guidance to launch this new business. As a result, there is substantial risk to this endeavor until adequate revenue is established for it to be profitable.

If we are unable to implement our marketing program or if we are unable to build positive brand awareness for our company and our services, demand for our services will be limited, and we will not be able to grow our client base and generate revenues.

We believe that building brand awareness of our solutions and marketing our services in order to grow our client base and generate revenues is important to the viability of our business. Furthermore, we believe that building brand awareness will ultimately be a key differentiating factor among providers of online services, and given this, we believe that brand awareness will become increasingly important as competition has increased substantially in our target markets. In order to increase brand awareness, we must devote significant time and resources in our marketing efforts, provide high-quality client support and increase the number of creditors and consumers using our services. While we may maintain a “Powered by Debt Resolve” logo on each screen that consumer’s view when they log on to our solutions, this logo may be inadequate to build brand awareness among consumers. If clients do not perceive our services to be of high quality, the value of our brand could be diluted, which could decrease the attractiveness of our services to creditors and consumers. If we fail to promote and maintain our brand, our ability to generate revenues could be negatively affected. Moreover, if we incur significant expenses in promoting our brand and are unable to generate a corresponding increase in revenue as a result of our branding efforts, our operating results would be negatively impacted.

Currently, we are targeting our marketing efforts towards the collection and settlement of overdue or defaulted consumer debt accounts generated primarily in the United States. To grow our business, we will have to achieve market penetration in this segment and expand our service offerings and client base to include other segments and international creditor clients. We have been unsuccessful over ten years of previously marketing our services and may not be able to implement our sales and marketing initiatives. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. Any new sales and marketing personnel may also require a substantial period of time to become effective. There can be no assurance that our marketing efforts will result in our obtaining new creditor clients or that we will be able to grow the base of creditors and consumers who use our services.

We also lost considerable marketing exposure while we restructured our balance sheet with limited resources by discharging certain notes, interest and payables by stock or settlement in 2009-2013. We are working to regain the market awareness that we had prior to the period where we were less active and visible. There can be no assurance that we can rebuild the original perception that we were the original company and leader in the industry for web collections technology. The ultimate validation of our market position will be our ability to generate meaningful revenue from our solutions.

We may not be able to protect the intellectual property rights upon which our business relies, including our licensed patents, trademarks, domain name, proprietary technology and confidential information, which could result in our inability to utilize our technology platform, licensed patents or domain name, without which we may not be able to provide our services.

Our ability to compete in our sector depends in part upon the strength of our proprietary rights in our technologies. We consider our intellectual property to be critical to our viability. We do not hold patents on our consumer debt-related product, but rather license technology for our Debt Resolve solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component.

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

Finally, protection of our intellectual property through legal means is very expensive. We may not have the funds available to enforce our rights, which would allow other parties to violate these rights. Our efforts to protect our intellectual property will consume capital that would otherwise go to sales, marketing and operations and may negatively impact our financial performance in the short term. We believe that it is critical to our long term success to allocate resources to these activities from time to time.

In the future, we may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and which could limit our ability to use certain technologies in the future and thereby result in loss of clients and revenue.

Litigation regarding intellectual property rights is common in the Internet and technology industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. Under our license agreement, we have the right and obligation to control and defend against third-party infringement claims against us with respect to the patent rights that we license. Any claims relating to our services or intellectual property could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing products and services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services or intellectual property rights do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology or content could prevent us from continuing part of our business. Conversely, a very expensive effort to protect our rights even if successful may negatively impact our ability to operate by draining our cash resources from us.

The intellectual property rights that we license from our co-founders are limited in industry scope, and it is possible these limits could constrain the expansion of our business.

We do not hold patents on our consumer debt-related product, but rather license technology for our Debt Resolve solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component. This license agreement limits usage of the technology to the creation of software and other code enabling an automated system used solely for the settlement and collection of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. These limitations on usage of the licensed technology could constrain the expansion of our business by limiting the different types of debt for which some of our Debt Resolve solutions can potentially be used, and limiting the potential clients that we could service.

Potential conflicts of interest exist with respect to the intellectual property rights that we license from our co-founders, and it is possible our interests and their interests may diverge.

We do not hold patents on our consumer debt-related product, but rather license technology for our Debt Resolve solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into the Debt Resolve Solution as a key component. This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of the co-founders. The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of the co-founders. Our interests with respect to such pleadings and settlements may be at odds with those of the co-founders.

Under the terms of our license agreement, the co-founders of our company will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled receive any stock options for other debt collection activities such as off-line settlements or transactions not involving the DR Settle technology. The license agreement may present the co-founders with conflicts of interest.

If we cannot compete against competitors that enter our market, demand for our services will be limited, which would likely result in our inability to continue our business.

We are aware of several companies that have software offerings that are competitive with our solutions and which compete with us for market share. Two early competitors, Incurrent Solutions, Inc., a division of Online Resources Corp., and Apollo Enterprises Solutions, LLC continue to provide an online collection offering. Additional competitors have emerged in the online defaulted consumer debt market. These and other possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in the banking or collection industries than we currently have. In the future, we may not have the resources or ability to compete. As there are few significant barriers for entry to new providers of defaulted consumer debt services, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Moreover, there can be no assurance that our existing or potential creditor clients will continue to use our services on an increasing basis, or at all. If we are unable to develop and expand our business or adapt to changing market needs as well as our competitors are able to do, now or in the future, we may not be able to continue our business.

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

The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. Any failure of our information systems, software or backup systems would interrupt our operations and could cause us to lose clients. We are exposed to the risk of network and Internet failure, both through our own systems and those of our service providers. While our utilization of redundant transmission systems can improve our network’s reliability, we cannot be certain that our network will avoid downtime. Substantially all of our computer and communications hardware systems are hosted in outsourced facilities with Cervalis in New York, and under the terms of our hosting service level agreement with Cervalis, they will provide network connectivity availability 99.9% of the time from the connection off their backbone to our hosted infrastructure.

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

We cannot assure you that these transmissions and telecommunications will remain either reliable or secure. Any transmission or telecommunications problems, including computer viruses and other cyberattacks and simultaneous failure of our information systems and their backup systems, particularly if those problems persist or recur frequently, could result in lost business from creditor clients and consumers. Network failures of any sort could seriously affect our client relations, potentially causing clients to cancel or not renew contracts with us.

We may continue to be unable to timely file periodic reports with the SEC.

We did not timely file with the SEC our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, which were all filed in February 2015. We also have yet to file our quarterly reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, and annual report on Form 10-K for the year ended December 31, 2014, all of which we expect to file prior to April 15, 2015. If we are not able to file these periodic reports in the next several weeks, or file any future periodic reports in the time specified by the Exchange Act, stockholders and potential investors will not have current public information about us which will likely have a negative effect on obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. Our inability to timely file periodic reports could materially and adversely affect our future business growth and financial condition.

Stanley E. Freimuth possesses specialized knowledge about our business strategy, and we would be adversely impacted if he was to become unavailable to us.

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of Stanley E. Freimuth, our Chief Executive Officer. His corporate leadership experiences and successes leading small companies to profitability would be difficult to replace. If he were to become unavailable to us, our operations would be adversely affected. We have no insurance to compensate us for the loss of his services.

We have issued “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

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

On May 2, 2014, our board of directors designated 5,000,000 shares of its preferred stock as Series A Convertible Stock (“Series A”) with a $0.001 par value. The Series A preferred stock with rank senior to common and all other preferred stock of the corporation, and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

On July 10, 2014, we issued an aggregate of 595,000 shares of its Series A preferred stock for services rendered, including 500,000 shares issued to a board member.

In 2014, we issued an aggregate of 414,500 warrants to purchase Series A preferred stock for services rendered and a debt obligation, with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance.

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, we issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share. The first warrant for 1,000,000 shares of Debt Resolve preferred stock vests and becomes exercisable 25% upon issuance and the balance upon the achievement by Progress Advocates of specific increasing revenue goals. The second warrant for 500,000 shares of Debt Resolve preferred stock vests and becomes exercisable when Progress Advocates achieves at least $1,000,000 in cumulative “operating income.”

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

Risks Related to Our Industry

The ability of our solution’s clients to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

Federal, state, local and foreign laws may limit our creditor clients’ ability to recover and enforce defaulted consumer debt. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. The Consumer Financial Protection Bureau is actively looking at the debt collection industry for new regulation. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. In addition, we cannot predict how foreign laws will impact our ability to expand our business internationally or the cost of such expansion. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

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

In the past, securities class-action litigation has often been filed against a company after a period of volatility in the market price of its stock. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles also have increased. All of these factors could have an adverse effect on our financial condition and results of operations.

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

Our business relies on computer and telecommunications technologies. Our ability to integrate these technologies into our business is essential to our competitive position and our ability to execute our business strategy. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be able to anticipate, manage or adopt technological changes on a timely basis. We depend on having the capital resources necessary to invest in new technologies for our business. We cannot be certain that adequate capital resources will be available to us at the appropriate time to effectively compete against our competition.

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

Risks Related to our Common Stock

Our stock is thinly traded.

The daily volume in our stock varies widely and is often limited. At this time, it is not possible to liquidate a significant position in a relatively short time period. In addition, because we are not traded on a national exchange, there are additional restrictions on the purchase or sale of our common stock. It has become increasingly difficult to find a brokerage firm willing to accept over-the-counter stock certificates due to new Financial Industry Regulatory Authority regulations.

Conversion of our outstanding debt to equity results in significant dilution.

The conversion of our debt to equity has resulted in significant dilution to our existing shareholders. In addition, some of these conversions have resulted in concentrated large illiquid blocks of our shares which overhang our trading for extensive periods of time.

Issuance of preferred stock results in significant dilution.

The issuance of preferred stock with its 10 to 1 conversion ratio into common stock will significantly dilute our common shareholders. We have significant amounts, 2,490,500 shares, of preferred stock still eligible to be issued in the future.

Our stock price may exhibit a high degree of volatility.

Because our stock is traded with relatively low volume, the price can move significantly on small trading volumes. The release of positive news would be expected to move our stock price up, but we have large illiquid blocks discussed above that sell into any upward momentum. These blocks exert a downward influence or may place a temporary or long-term cap on our stock price appreciation. Over time, we would expect these blocks to be broadly sold into the market, increasing our shareholder base and trading volume and mitigating the effect of these blocks over time. While we currently do not provide sales or earnings guidance as some larger companies do, we may do so in the future, and our stock price reaction may be volatile depending on our revenue and earnings performance relative to the guidance.

All of our assets are subject to liens as security for delinquent federal payroll taxes and indebtedness under our series D convertible notes.

All of our assets now owned or hereafter acquired, and all proceeds therefrom, including accounts receivable and technology, are subject to liens in favor of the Internal Revenue Service for delinquent payroll taxes from 2011-2013 (see Note 13 to our Notes to Financial Statements), and certain investors who purchased our series D convertible notes (see Note 9 to our Notes to Financial Statements). While we are not currently in default under either of these obligations, our failure to comply with the terms of these obligations (which, for example, require monthly payments to the IRS) could entitle the IRS to declare all obligations to be immediately due and payable. If we were unable to service the obligations, the lien holders could foreclose on the assets that serve as collateral. As a result, following an event of default under these obligations and enforcement against the collateral, the lien holders will be entitled to be repaid in full from the proceeds of all the pledged assets owned by us now or hereafter acquired securing the obligations owed to them before any payment is made to the holders of our common stock from the proceeds of that collateral. Additionally, the holders of the liens will receive all proceeds from any realization on the collateral or from the collateral or proceeds thereof in any insolvency proceeding, until the obligations secured by the liens are paid in full.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

We currently occupy office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party at a monthly rate of $3,500.

ITEM 3. Legal Proceedings

Lawsuits from vendors

Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, January 12, 2015, and February 11, 2015, respectively, with a remaining unpaid balance of $2,500. The full amount in dispute was included in the Company’s accounts payable at December 31, 2013.

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ performed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for all rendered services. In December 2012, we entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At December 31, 2013, the remaining balance due was $1,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTC Pink marketplace under the symbol DRSV.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the OTC Pink marketplace from January 1, 2012 to present:

	Year ended December 31,
	2013		2012
Quarter	High	Low	High	Low
First	$0.07	$0.05	$0.12	$0.07
Second	$0.05	$0.04	$0.13	$0.04
Third	$0.05	$0.02	$0.08	$0.04
Fourth	$0.03	$0.01	$0.06	$0.02

As of February 15, 2015, there were approximately 2,000 record holders of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2013, we sold 8,000,000 shares of common stock to a board member for cash proceeds of $400,000. In connection with the sale, warrants to purchase 24,000,000 shares of our common stock were issued with a five year exercise period and exercise price of $0.10 per share. The warrants are cashless at exercise, if elected.

Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2013.

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

Overview

Our primary business is providing software solutions to consumer lenders or those collecting on those consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We will pursue these markets as well as our traditional markets. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

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

For the years ending December 31, 2013 and 2012, we had significantly inadequate revenues and incurred a net loss from operations of $474,882 and $1,568,341, respectively. Cash used in operating activities was $471,859 for the year ended December 31, 2013. Cash used in operating activities was $446,982 for the year ended December 31, 2012. Based upon projected operating expenses, we believed that our working capital as of December 31, 2013 was not sufficient to fund our plan of operations for the next twelve months.

However, in 2013 and 2014, we have raised capital for our day-to-day operations from accredited investors, though no assurance can be provided that we will continue to be able to do so. There is also no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or positive cash flow is generated from operations, there is also a risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Importantly, however, during the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014, Progress Advocates LLC, a Debt Resolve joint venture (see Note 16, Financial Options Group LLC), was launched to provide services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started in 2014. This initiative has resulted in the development of a new on-line consumer to consumer debt negotiation service, named Settl.it, which will charge a fee per transaction. Anticipated launch of this application is March 2015. Both business initiatives have a very low cost basis for Debt Resolve. Each will increase its respective revenue and profit based on the rate of marketing investment. This will allow Debt Resolve to manage its growth in line with available financial resources. It is anticipated that both new businesses will be accretive to our 2015 financial results.

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

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

Revenues

Revenues totaled $144,300 and $176,187 for the years ended December 31, 2013 and 2012, respectively. We earned revenue during the years ended December 31, 2013 and 2012 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $372,651 for the year ended December 31, 2013, as compared to $594,384 for the year ended December 31, 2012, a decrease of $221,733. The decrease mainly resulted from the stock based compensation expense in 2013 for $10,000 compared to $95,000 in 2012, and reduction in personnel. Salaries were $285,763 and $506,468 in the year ended December 31, 2013 and 2012, respectively. Employee benefits were $86,888 and $87,916 in the year ended December 31, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses amounted to $347,659 for the year ended December 31, 2013, as compared to $478,191 for the year ended December 31, 2012, a decrease of $130,532. Service fees were $75,867 and $165,384 for the year ended December 31, 2013 and 2012, respectively, the decline being primarily attributable to lower consulting fees. Occupancy expense was $17,178 and $20,857 for the year ended December 31, 2013 and 2012, respectively. Telecommunications expense was $49,479 and $56,025 for the year ended December 31, 2013 and 2012, respectively. Accounting expenses decreased to $78,127 for the year ended December 31, 2013 from $114,747 for the year ended December 31, 2012. We had less accounting services and billings received in 2013, whereas in 2012 more accounting services and billings were received in the 2012 year. Travel, marketing, insurance and legal expense were $4,445, $21,914, $94,652 and $4,503 in the year ended December 31, 2013 compared with $5,735, $10,423, $88,464 and $9,882 in the year ended December 31, 2012. Other miscellaneous general and administrative expenses were $1,494 and $6,674 for the year ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expense. For the year ended December 31, 2013 and 2012, we recorded depreciation expense of $908 and $1,809, respectively. Depreciation expense for the year ended December 31, 2013 is lower due to the full depreciation of some assets after 2012.

Gain on change in fair value of derivative liabilities. For the year ended December 31, 2013, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the year ended December 31, 2013 and 2012, we recorded a gain on change in fair value of these derivative liabilities of $421,050 and $-0-, respectively.

Gain on settlement of debt. For the year ended December 31, 2013, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $53,829 and $-0- for the year ended December 31, 2013 and 2012, respectively.

Interest (expense). We recorded interest expense of $298,640 for the year ended December 31, 2013 compared to interest expense of $282,932 for the year ended December 31, 2012. Interest expense increased due to the issuance of new notes in the later part of 2013.

Amortization of deferred debt discount. Amortization expense of $74,203 and $387,212 was incurred for the year ended December 31, 2013 and 2012, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,066,230 and cash and cash equivalents totaling $7,212. We reported a net loss of $474,882 for the year ended December 31, 2013. Net cash used in operating activities was $471,859 for the year ended December 31, 2013. Cash flow provided by financing activities was $448,221 for the year ended December 31, 2013. As of December 31, 2012, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,139,002 and cash and cash equivalents totaling $30,850.

Our working capital as of the date of this report is negative and may not be sufficient to fund our plan of operations for the next year.

We have successfully raised capital for our day-to-day operations since our inception through year end 2014; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or we reach cash flow breakeven, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given our delay in generating meaningful revenue. Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of February 15, 2015, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Accounts Receivable

In the course of doing business, we extend credit to large, mid-size and small companies for collection services. At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%) . We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2013 and 2012, no allowance for doubtful accounts has been booked.

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

As of December 31, 2013 or 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures. The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 10. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 10 to the financial statements are that of volatility and market price of the underlying common stock of the Company.

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

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows. Refer to F-11 in the Financial Statement for details regarding recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2013 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as defined under Rule 13a-15, as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the COSO framework criteria. Management has identified the major control deficiencies as the lack of segregation of duties and limited accounting knowledge of Company debt and equity transactions. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well as a key employee, and their ages, as of February 15, 2015:

Name	Age	Position

Stanley E. Freimuth	68	Chief Executive Officer, Acting Chief Financial Officer and Director
William M. Mooney	75	Chairman of Board
James G. Brakke	72	Director
Gary T. Martin	69	Director
Raymond A. Conta	44	Director
Rene A. Samson	36	Vice President -Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Stanley E. Freimuth has been our Chief Executive Officer, Acting Chief Financial Officer and Director since March 2014. Mr. Freimuth has a long and successful track record of growing and transforming both B2B and B2C companies. Mr. Freimuth was Chairman, President and CEO of Presstek, Inc., a publically traded digital printing equipment manufacturer, bringing the company back to financial stability and negotiating its sale to a private equity buyer. Before Presstek, Mr. Freimuth was Chairman and Executive Director of Tracer Imaging, a specialty B2B and B2C lenticular and 3D printing company where he helped launch an innovative consumer-facing product. Until 2007, Mr. Freimuth was the senior U.S. executive at Fujifilm USA, Inc., which he led to record revenues through a period of major technological transition in most of its core businesses.

William M. Mooney, Jr. has been a member of our board of directors since April 2003 and our Chairman since April 1, 2014. Mr. Mooney is currently CEO of The Westchester County Association. Mr. Mooney has been involved in the banking sector in an executive capacity for more than 30 years. Prior to joining Independence Community Bank, he served for four years as an Executive Vice President and member of the management committee of Union State Bank, responsible for retail banking, branch banking and all marketing activity. Mr. Mooney also spent 23 years at Chemical Bank and, following its merger with Chase Manhattan Bank, he was a Senior Vice President with responsibilities including oversight of all retail business. He also held the position of Chairman for the Westchester County Association, past Chairman of the United Way Westchester and Chairman of St. Thomas Aquinas College. He has served on the board of trustees for New York Medical College, St. Agnes Hospital, the Board of Dominican Sisters and the Hispanic Chamber of Commerce. Mr. Mooney received a B.A. degree in business administration from Manhattan College. He also attended the Harvard Management Program and the Darden Graduate School at the University of Virginia. Mr. Mooney's background in banking and finance qualifies him to be a director.

James G. Brakke has been a member of our board of directors since October 2009. Mr. Brakke was our Chairman and Chief Executive Officer from April 2010 through June 2012 and remained as Chairman through March 31, 2014. Mr. Brakke is a Vice Chairman of the Ronald Reagan Presidential Foundation Advisory Council, Director at First Foundation Bank, First Foundation Advisors, Mission Hospital Foundation and Maury Microwave Corp. and Chairman of Life Vessel & Advanced Wellness. Mr. Brakke was Founder and President until 2009 of Brakke-Schafnitz Insurance Brokers, a multi-line commercial brokerage and consulting firm he co-founded in 1971 managing in excess of $250 million of insurance premiums with both domestic and international insurers. He is a former member of the board of advisors for Pepperdine University's Graziadio School of Business, Orange County Sheriffs and the Orange County YMCA and has served as director on the boards of Denticare, Pacific National Bank, Commercial Capital Bank, The Busch Firm, National Health Care Services and E-Funds. Mr. Brakke is a graduate of Colorado State University with a B.S. degree in Business and Finance. Mr. Brakke's background in insurance and corporate governance qualifies him to be a director.

Gary T. Martin has been a member of our board of directors since June 2012. Mr. Martin has been the Chief Executive Officer of Encore Supply Strategies since 2010. Encore provides consulting services to customers of Procter & Gamble who license Procter & Gamble’s proprietary supply chain intellectual property. Mr. Martin is also President of Adventure Leisure Properties Ltd., a Florida-based company operating a recreational investment property in New Zealand since 2002. Mr. Martin is also President of a small startup company, LYNX Technology Limited, located in Ontario, Canada, which has been developing proprietary exploratory mining equipment since 2010. Previously, Mr. Martin was an executive with Procter & Gamble for 33 years. Mr. Martin was President of Procter & Gamble’s worldwide family care business from 1999 until his retirement in 2001. Previously, from 1991 to 1999, he was Senior Vice President of the company’s supply system with responsibility for worldwide purchasing, engineering, manufacturing and customer service/distribution. In this capacity, Mr. Martin was responsible for managing the company’s capital spending, the production of all its products and 65,000 employees. Additionally, for a time, he was also the Chief Information Officer of the company. Mr. Martin’s executive experience qualifies him to be a director.

Raymond A. Conta has been a member of our board of directors since 2014. Mr. Conta is an entrepreneur in Westchester County, NY. He owns Advanced Billing Services, Inc., a business that he started in 1999. He also owns other affiliated businesses. Mr. Conta serves on the board of The Children’s Hospital Research Foundation located in Westchester County. Mr. Conta has a B.A. degree from Hamilton College in 1992 and a J.D. from Pace University in 1995. Mr. Conta’s experience in the debt buying and debt collection industries qualifies him to be a director.

All directors hold office until the next annual meeting of stockholders (when scheduled) and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board, subject to their contracts.

Key Employee

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

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. William M. Mooney, Jr., Gary T. Martin, and Raymond A. Conta are “independent” as defined by New York Stock Exchange rules.

During 2013, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the compensation committee, and the nominations and governance committee were included as exhibits to our registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors which, as of December 31, 2013, consisted of only William M. Mooney, Jr., an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

•

the right to receive appropriate funding, as needed, from the company to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties, and

•	reviewing and approving all related party transactions unless the task is assigned to a comparable committee or group of independent directors.

Compensation Committee. In May 2004, we established a compensation committee of the board of directors which, as of December 31, 2013, consisted of only Mr. Mooney, an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors which, as of December 31, 2013, consisted of only Mr. Mooney, an independent director. This committee meets at least once annually. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominations and Governance Committee Charter, include, but are not limited to:

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

Legal Proceedings

As of February 15, 2015, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Only Mr. Freimuth, our CEO, is a board member employed by our Company.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2013.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and one other executive officer in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley E. Freimuth	2013		-	-	-	-	-	35,000	35,000
CEO (1)	2012	-		-	-	-	-	-	-

Michael J. Cassella	2013	112,500	-	-	-	-	-	-	112,500
Former CEO (2)	2012	160,850	-	-	-	-	-	-	160,850

David Rainey	2013	-	-	-	-	-	-	-	-
Former President, CFO (3)	2012	62,500	-	-	-	-	-	-	62,500

Rene A. Samson	2013	136,804	-	-	-	-	-	-	136,804
VP -Technology (4)	2012	135,000	-	-	-	-	-	-	135,000

_________________

(1)	Mr. Freimuth joined our company as a consultant and interim CEO in November, 2013. On March 1, 2014, he became an employee and CEO.

(2)

Mr. Cassella joined our company and became our Chief Operating Officer in June 2011. In July 2012, Mr. Cassella became the Chief Executive Officer and Acting Chief Financial Officer. Mr. Cassella resigned from the Company effective September 30, 2013.

(3)

Mr. Rainey joined our company and became Chief financial Officer and Treasurer in May 2007. He became Secretary in November 2007 and President in January 2008. From July 2009 to April 2010, he served as Interim Chief Executive Officer. In 2012, Mr. Rainey resigned from all positions with our company.

(4)	Mr. Samson joined our company as a senior programmer in 2005. In July 2009, he became our VP-Technology in charge of the technology department of the company.

(5)

Significant amounts of the executive salaries listed were accrued but not paid during 2012 due to severe cash flow limitations. For 2012, all payroll was net paid by manual check except for Mr. Brakke, who was not paid. The payroll taxes for 2012 are accrued on the books of the company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2013 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael J. Cassella Former CEO (1)	1,500,000	--	--	$0.06	6/1/2018	--	--	--	--
									--
David M. Rainey Former President, CFO (2)	4,055,000	--	--	$0.06-1.50	4/27/14-6/1/18	--	--	--	--

Rene A. Samson VP-Technology (3)	520,000	--	--	$1.63	6/16/2015	--	--	--	--

(1)

Mr. Cassella holds stock options to purchase 1,500,000 shares of our common stock, one third of which vested on June 1, 2011 and one third of which vested on June 1, 2012, one third of which vested on June 1, 2013, all of which expire on June 1, 2018.

(2)

Mr. Rainey holds stock options to purchase 75,000 shares of our common stock, all of which have vested and expired on April 27, 2014. Mr. Rainey also holds stock options to purchase 150,000 shares of our common stock, all of which are vested and expired on February 8, 2015. Mr. Rainey also holds stock options to purchase 350,000 shares of common stock, all of which are vested and expire on June 12, 2015. Mr. Rainey also holds options to purchase 1,000,000 shares of or common stock, all of which are vested and expire on August 7, 2016. Mr. Rainey also holds options to purchase 1,000,000 shares of our common stock, all of which are vested and expire on April 8, 2017. Mr. Rainey also holds options to purchase 1,500,000 shares of our common stock, all of which are vested and expire on June 1, 2018.

3)

Mr. Samson holds stock options to purchase 20,000 shares of our common stock, one half of which vested on December 16, 2008 and one half of which vested on June 16, 2009, all of which expire on June 16, 2015. Mr. Samson also holds options to purchase 500,000 shares of our common stock, all of which are vested and expire on January 17, 2019.

Employment Agreements

On June 1, 2011, Michael J. Cassella joined our company as Chief Operating Officer. Mr. Cassella had a one year contract that renewed automatically unless 90 days’ notice of intention not to renew was given by the Company. A six month period allowed us to terminate the contract for any or no reason but expired on December 1, 2011. Mr. Cassella’s base salary was $150,000. Mr. Cassella also received a grant of 2,000,000 options to purchase our common stock, one fourth of which vested immediately and one fourth of which vested on each of the first, second and third anniversaries of the start of employment with the Company. Mr. Cassella resigned effective September 30, 2013, and forfeited 500,000 unvested options.

On November 1, 2013, Stanley E. Freimuth as a principal and consultant for Claremont Ventures, was appointed as interim Chief Executive Officer. Details of this appointment can be found in the Company’s 8K filing, dated November 15, 2013. On March 1, 2014, Mr. Freimuth was subsequently, hired as the Company’s permanent CEO. Details of this agreement can be found in the Company’s 8K filing, dated March 6, 2014.

The employment agreements also contained covenants (a) restricting the employee from engaging in any activities competitive with our business during the term of the employment agreement, (b) prohibiting the employee from disclosure of our confidential information and (c) confirming that all intellectual property developed by the employee and relating to our business constitutes our sole property. In addition, the agreement provides for a non-compete during the term of the employee’s severance.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. The Board received no grants for 2013 service on the Board.

Employee Director Compensation. Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Gary T. Martin	--	--	--	--	--	--	--
William M. Mooney, Jr.	--	--	--	--	--	--	--
James G. Brakke	--	--	--	--	--	--	--

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of February 15, 2015, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 98,187,082 outstanding shares of common stock as of February 15, 2015. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 15, 2015 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 1133 Westchester Avenue, Suite S-223, White Plains, New York 10604.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
William M. Mooney, Jr.	Chairman of the Board	6,684,855	(1)	6.6%
James G. Brakke	Director	3,514,500	(2)	3.4%
Gary T. Martin	Director	62,428,500	(3)	44.6%
Stanley E. Freimuth	CEO, Director	8,626,685	(4)	8.6%
Raymond Conta	Director	6,750,000	(5)	6.4%

All directors and executive officers as a group (5 persons)		88,004,540	(6)	56.5%

________________

(1)

Includes stock options to purchase 1,872,500 shares of common stock. Also, includes warrants to purchase 1,537,500 shares of common stock. On an outstanding voting basis, Mr. Mooney owns 3,274,855 common shares which represents 3.3% of the total shares.

(2)

Includes stock options to purchase 1,700,000 shares of common stock. Also, includes warrants to purchase 1,525,000 shares of common stock. On an outstanding voting basis, Mr. Brakke owns 289,500 common shares which represents .3% of the total shares.

(3)	Includes 41,700,500 warrants to purchase shares of common stock. On an outstanding voting basis, Mr. Martin owns 20,728,000 common shares which represents 21.1% of the total shares.

(4)

Includes stock options to purchase 2,000,000 shares of common stock. Also, includes warrants to purchase 500,000 shares of common stock. On an outstanding voting basis, Mr. Freimuth owns 6,126,685 common shares which represents 6.2% of the total shares

(5)

Includes stock options to purchase 4,750,000 shares of common stock. Also includes warrants to purchase 2,000,000 shares of common stock. On an outstanding voting basis, Mr. Conta owns 0 common shares.

(6)	On a common stock issued and outstanding voting basis, all directors and executive officers as a group own 30.9% of the total shares.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2013, 324,000 stock options were available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 576,000 shares of our common stock.

The following table provides information as of December 31, 2013 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

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

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) plan for our employees. The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed. However, due to the severe cash limitations that we have experienced, the match was suspended in 2009 and will only be re-instated when business conditions warrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On January 18, 2012, a stockholder and board member loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period.

On January 20, 2012, a stockholder and board member loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period.

On May 21, 2012, a stockholder and board member loaned $18,000 (unsecured), net with repayments of $3,000, to the Company due May 21, 2014 with interest at 12% per annum. The Company did not make payment on the maturity date, therefore the note is currently in default.

On May 30, 2012, a stockholder and board member loaned $20,000 (unsecured) to the Company due March 31, 2013 with interest at 12% per annum. The Company did not make payment on the maturity date, therefore the note is currently in default.

On July 6, 2012, a stockholder and board member loaned $10,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company did not make payment on the maturity date, therefore the note is currently in default.

 On July 6, 2012, a stockholder and board member loaned $20,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company’s common stock at $0.10 per share at the holder’s option. The Company did not make payment on the maturity date, therefore the note is currently in default.

On July 10, 2012, a stockholder and board member loaned $15,000 (unsecured) to the Company due July 10, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company did not make payment on the maturity date, therefore the note is currently in default.

 On September 7, 2012, a stockholder and board member loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company did not make payment on the maturity date, therefore the note is currently in default.

 On September 14, 2012, a stockholder and board member loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum. The Company did not make payment on the maturity date, therefore the note is currently in default.

 On October 4, 2012, a stockholder board member loaned $50,000 (unsecured) to the Company due October 4, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date, therefore the note is currently in default.

On September 5, 2013, a stockholder and board member loaned $10,000 (unsecured) to the Company due September 5, 2015 with interest at 10% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 16, 2013, a stockholder and board member loaned $3,000 (unsecured) to the Company due September 16, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 17, 2013, a stockholder and board member loaned $5,221 (unsecured) to the Company due September 17, 2014 with interest at 10% per annum. The Company did not make payment on the maturity date, therefore the note is currently in default.

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

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2013 and 2012 was $74,788 and $37,314, respectively. During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $37,474 and $22,165, respectively, in connection with the notes payable to related parties.

Director Independence

William M. Mooney, Jr., James G. Brakke, Ramond A. Conta and Gary T. Martin are “independent” directors, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation and Nominations and Governance Committees. See Item 10, “Directors, Executive Officers and Corporate Governance” for more information on the independence of our directors.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by Fiondella, Milone & LaSaracina LLP in 2013 was $52,767 and in 2012 was $90,000.

Audit-related Fees

No audit-related fees were billed by Fiondella, Milone & LaSaracina in 2013 or 2012.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by Fiondella, Milone & LaSaracina LLP in 2013 was $23,275 and in 2012 was $6,000.

All Other Fees

None

Audit Committee

The only member of our audit committee is Mr. Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2013 and 2012 with our management. In addition, the audit committee has discussed Fiondella, Milone & LaSaracina LLP for 2013 and 2012, our independent registered public accountants, as required under PCAOB standards.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated April 17, 2003. (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, dated August 25, 2006. (2)
3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 3, 2010. (3)
3.6	By-laws. (8)
4.1	Form of Securities Purchase Agreement to Purchase Convertible Notes and Warrants of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.2	Form of Convertible Note of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.3	Form of Warrant of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.4	Form of Security Agreement of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.5	Form of Convertible Note of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.6	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.7	Form of Security Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.8	Form of Investor Rights Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.9	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.10	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.11	Form of Securities Purchase Agreement to Purchase Convertible Notes of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.12	Form of Convertible Note of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.13	Form of Warrant of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.14	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.15	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.16	Preferred Stock Purchase Warrant No. 1 issued by Debt Resolve, Inc. to LSH, LLC for 1,000,000 shares. (11)
4.17	Preferred Stock Purchase Warrant No. 2 issued by Debt Resolve, Inc. to LSH, LLC for 500,000 shares. (11)
10.1	Client contract with Customer A constituting greater than 10% of revenue. (5)
10.2	Client contract with Customer B constituting greater than 10% of revenue. (5)
10.3	Employment Agreement, effective March 1, 2014, between Debt Resolve, Inc. and Stanley E. Freimuth. (6)
10.4	Consulting Agreement, dated March 25, 2014, between Debt Resolve, Inc. and RC Healthcare Consulting, LLC. (7)
14.1	Code of Ethics. (9)
21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Rule 13(a) -14(a) Certifications.
32.1	Section 1350 Certifications.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

42

_________________

(1)	Incorporated herein by reference to Current Report on Form 8-K, filed March 11, 2003.

(2)	Incorporated herein by reference to Current Report on Form 8-K, filed August 31, 2006.

(3)	Incorporated herein by reference to Information Statement on Schedule 14C, filed June 24, 2010.

(4)	Incorporated herein by reference to Current Report on Form 8-K, filed September 5, 2007.

(5)	Incorporated herein by reference to Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 16, 2012.

(6)	Incorporated herein by reference to Current Report on Form 8-K, filed March 6, 2013.

(7)	Incorporated herein by reference to Current Report on Form 8-K, filed on March 27, 2014.

(8)	Incorporated herein by reference to Registration Statement on Form SB (File no. 000-29525) of Lombardia Acquisition Corp., filed February 15, 2000.

(9)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-128749), filed September 30, 2005.

(10)	Incorporated herein by reference to Current Report on Form 8-K/A, filed January 9, 2012.

(11)	Incorporated herein by reference to Current Report on Form 8-K, filed December 19, 2014.

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

DEBT RESOLVE, INC.

Dated: March 10, 2015	By:	/s/ Stanley E. Freimuth
Stanley E. Freimuth
Chief Executive Officer and Acting Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley E. Freimuth	Chief Executive Officer and Acting Chief Financial Officer	March 10, 2015
Stanley E. Freimuth	(principal executive officer and principal financial and accounting officer) and Director

/s/ James G. Brakke	Director	March 10, 2015
James G. Brakke

/s/ William M. Mooney, Jr.	Chairman of the Board	March 10, 2015
William M. Mooney, Jr.
March 10, 2015
/s/ Gary T. Martin	Director
Gary T. Martin

/s/ Raymond A. Conta	Director	March 10, 2015
Raymond A. Conta

DEBT RESOLVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Debt Resolve, Inc.

We have audited the accompanying balance sheets of Debt Resolve, Inc. (the Company) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 10, 2015

DEBT RESOLVE, INC.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$7,212	$30,850
Accounts receivable, net	28,564	62,922
Prepaid expenses	48,384	30,036
Total current assets	84,160	123,808

Fixed assets, net	-	908

Other assets:
Deposits	1,000	1,000

Total assets	$85,160	$125,716

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,161,647	$2,869,640
Due to shareholders	455,329	433,332
Notes payable, current portion	452,867	446,617
Notes payable-related parties	280,221	131,000
Convertible Short-term notes, net of deferred debt discount of $114 and $70,779 as of December 31, 2013 and 2012, respectively	272,386	1,231,221
Lines of credit, related parties	151,000	151,000
Derivative liabilities	376,940	-
Total current liabilities	5,150,390	5,262,810

Long term debt:
Bank loan, long term portion	50,000	131,250
Note payable, related party	105,000	6,000
Convertible long-term notes, related parties	13,000	138,000
Convertible long-term notes, net of deferred debt discount of $171 and $3,709 as of December 31, 2013 and 2012, respectively	1,054,329	21,291
Total liabilities	6,372,719	5,559,351

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,137,703 and 90,137,703 shares issued and outstanding as of December 31, 2013 and 2012, respectively	98,138	90,138
Additional paid in capital	66,834,457	67,221,499
Accumulated deficit	(73,220,154)	(72,745,272)
Total stockholders' deficiency	(6,287,559)	(5,433,635)

Total liabilities and stockholders' deficiency	$85,160	$125,716

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012

Revenues:	$144,300	$176,187

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	372,651	594,384
Selling, general and administrative expenses	347,659	478,191
Depreciation and amortization	908	1,809
Total costs and expenses	721,218	1,074,384

Net loss from operations	(576,918)	(898,197)

Other income (expense):
Gain on change in fair value of derivative liabilities	421,050	-
Gain on settlement of debt	53,829	-
Interest expense	(298,640)	(282,932)
Amortization of debt discounts	(74,203)	(387,212)
Total other income (expense)	102,036	(670,144)

Net loss before provision for income taxes	(474,882)	(1,568,341)

Income tax (benefit)	-	-

Net loss	$(474,882)	$(1,568,341)

Net loss per common share -basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	95,515,785	87,603,004

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY

TWO YEARS ENDED DECEMBER 31, 2013

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	-	$-	85,587,703	$85,588	$66,726,119	$(71,176,931)	$(4,365,224)
Sale of common stock	-	-	4,300,000	4,300	375,700	-	380,000
Common stock issued for services rendered	-	-	250,000	250	19,750	-	20,000
Fair value of vesting options issued to employees for services	-	-	-	-	95,000	-	95,000
Beneficial conversion feature related to convertible notes	-	-	-	-	4,930	-	4,930
Net loss	-	-	-	-	-	(1,568,341)	(1,568,341)
Balance, December 31, 2012	-	-	90,137,703	90,138	67,221,499	(72,745,272)	(5,433,635)
Sale of common stock and warrants	-	-	8,000,000	8,000	392,000	-	400,000
Fair value of warrants issued to consultants for services	-	-	-	-	8,948	-	8,948
Fair value of vesting options issued to employees for services	-	-	-	-	10,000	-	10,000
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(797,990)	-	(797,990)
Net loss	-	-	-	-	-	(474,882)	(474,882)
Balance, December 31, 2013	-	$-	98,137,703	$98,138	$66,834,457	$(73,220,154)	$(6,287,559)

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,882)	$(1,568,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	1,809
Amortization of debt discounts	74,203	387,212
Stock based compensation	18,948	115,000
Gain on settlement of debt	(53,829)	-
Gain on change in fair value of derivative liability	(421,050)	-
Changes in operating assets and liabilities:
Accounts receivable	34,358	(36,145)
Prepaid expenses	(18,348)	47,702
Accounts payable and accrued liabilities	345,836	539,612
Due to shareholders	21,997	66,169
Net cash used in operating activities	(471,859)	(446,982)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	400,000	380,000
Proceeds from issuance of short term notes-related party	110,221	45,000
Repayment of short term notes	(75,000)	(75,000)
Proceeds from long term notes	-	70,000
Proceeds from long term notes, related party	13,000	31,000
Net cash provided by financing activities	448,221	451,000

Net (decrease) increase in cash and cash equivalents	(23,638)	4,018
Cash at beginning of period	30,850	26,832

Cash at end of period	$7,212	$30,850

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$10,386	$-
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$-	$4,930
Note payable issued for accrued liability	$-	$43,000

The accompanying notes are an integral part of these financial statements

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

NOTE 1 – BASIS AND BUSINESS PRESENTATION

Debt Resolve, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 21, 1997. The Company offers its service as a Software-as-a-Service (SaaS) model, enabling clients to introduce this collection or payment software option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent or defaulted consumer debt and as part of a complete accounts receivable management solution for consumer creditors. In December 2014, Progress Advocates LLC began operations in the student loan document preparation industry (see Note 16).

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

Reclassification

Certain reclassifications have been made to prior period’s data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Revenue Recognition

To date, the Company has earned revenue from collection agencies, collection law firms and lenders that implemented our online system. The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement. The Company is currently marketing its system to three primary markets. The first and second are financial institutions and collection agencies or law firms, its traditional markets. The Company is also expanding into healthcare, particularly hospitals, which is its third market.

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

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Revenues for set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable and Sales Concentration

The Company extends credit to large, mid-size and small companies for collection services. At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). At December 31, 2012, two clients represented receivables of $10,000 (16%) and $45,000 (72%). The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2013 and 2012, no allowance for doubtful accounts has been recorded.

The Company had two clients accounting for 42% and 42% of total revenue for the year ended December 31, 2013 and three clients accounting for 34%, 34% and 18% of total revenue for the year ended December 31, 2012.

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

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2013 or 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 10. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note10 are that of volatility and market price of the underlying common stock of the Company.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 109,704,119 and 104,280,006 for the years ended December 31, 2013 and 2012, respectively.

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

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10 requiring recognition in the Company’s financial statements as of December 31, 2013 and 2012. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. Total stock-based compensation expense for the years ended December 31, 2013 and 2012 amounted to $18,948 and $115,000, respectively.

Defined Contribution (401k) Plan

The Company maintains a defined contribution (401k) plan for its employees. The plan provides for a company match in the amount of 100% of the first 3% of pre-tax salary contributed and 50% of the next 3% of pre-tax salary contributed. Due to the severe cash limitations that the Company has experienced, the match was suspended from mid-2008 to the present and will only be re-instated when business conditions warrant.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2013, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company adopted this guidance effective December 31, 2013 and it had no impact on the financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s financial statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is still assessing the impact on the financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - LIQUIDITY

The Company incurred a net loss of $474,882 and $1,568,341 for the years ended December 31, 2013 and 2012, respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,066,230 as of December 31, 2013 and had used net cash in operations of $471,859 for the year then ended.

During the year ended December 31, 2014, the Company raised $1,025,000 in cash through the issuance of notes payable and related party notes payable (Note 16).

The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 are comprised of the following:

	2013	2012
Computer equipment	$110,548	$110,548
Software	42,170	42,170
Telecommunication equipment	3,165	3,165
Office equipment	3,067	3,067
Furniture and fixtures	106,436	106,436
Total	265,386	265,386
Less accumulated depreciation	(265,386)	(264,478)
Total	$-	$908

The Company uses the straight line method of depreciation over 3 to 5 years.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2013 and 2012 are comprised of the following:

	2013	2012
Accounts payable	$1,133,422	$1,130,438
Accrued interest	1,121,942	835,175
Payroll and related accruals, net of advance to employees	906,283	904,027
Total	$3,161,647	$2,869,640

During the year ended December 31, 2013 the Company settled an accounts payable of $63,829 for $10,000 resulting in a gain on settlement of debt of $53,829.

NOTE 6 – NOTES PAYABLE

As of December 31, 2013 and 2012, short term notes are as follows:

	2013	2012
Bank loans	$125,000	$200,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	502,867	577,867
Less current portion	452,867	446,617
Long term portion (only bank loan)	$50,000	$131,250

Bank loans

On October 7, 2011, a bank loan was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 maturing on December 1, 2014, and guaranteed by a director. During the years ended December 31, 2013 and 2012, the Company repaid $75,000, and $75,000, respectively. The outstanding balance on the bank loan as of December 31, 2013 and 2012 is $125,000 and $200,000, respectively.

Investor notes payable

Investor Note 1

On December 21, 2007, an unaffiliated investor loaned the Company $125,000 on an unsecured 18-month note with a maturity date of June 21, 2009. The note has a provision requiring repayment once the Company has raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and the Company reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with the note, the Company granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012, which has passed. This note is guaranteed by a stockholder.

On April 10, 2008, this investor loaned the Company an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for payment of the entire balance of the first note plus the amendment ($323,000 total). In February 2010, the Company converted $65,133 principal and $74,867 accrued interest on the note to common stock. In August 2010, the Company repaid $80,000 principal through partial sale of the note. As a result, the remaining balance of the amended note is $177,867. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a cashless exercise feature. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note. This note is guaranteed by a stockholder of the Company. The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, the Company had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default.

Investor Note 2

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012, which has passed. This note is guaranteed by a stockholder. As of December 31, 2013 and 2012, this note is in default.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2013 and 2012, notes payable, related parties are as follows:

	2013	2012
Note payable dated January 14, 2011, in default	$6,000	$6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011, in default	10,000	10,000
Note payable dated January 18, 2012	5,000	5,000
Note payable dated January 20, 2012	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012	30,000	30,000
Convertible note payable, dated July 10, 2012	15,000	15,000
Convertible note payable, dated September 7, 2012	6,000	6,000
Note payable, dated September 14, 2012	43,000	43,000
Convertible note payable, dated October 4, 2012	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	-
Convertible note payable, dated September 16, 2013	3,000	-
Note payable dated September 17, 2013	5,221	-
Note payable, dated October 24, 2013	30,000	-
Note payable, dated November 7, 2013	40,000	-
Note payable, dated December 6, 2013	5,000	-
Note payable, dated December 18, 2013	30,000	-
Total	398,221	275,000
Less current portion	280,221	131,000
Long term portion	$118,000	$144,000

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

On January 14, 2011, a stockholder loaned $6,000 (unsecured) to the Company with a due date of June 30, 2011. The loan had been extended to December 31, 2011. The Company is currently in default. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,220, based on the relative fair value of the warrant. Such discount was amortized over the original term of the note.

On April 14, 2011, a stockholder and Board member loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011. The loan had been extended to December 31, 2011. The Company is currently in default. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The Company had recorded a deferred debt discount of $8,850 that was amortized over the original term of the debt.

On April 15, 2011, a stockholder and Board member loaned $25,000 (unsecured) to the Company with a due date of July 31, 2011. The note had been extended to December 31, 2011. The Company is currently in default. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The Company had recorded a deferred debt discount of $8,850 that was amortized over the original term of the debt.

On May 27, 2011, a stockholder and Board member loaned an additional $15,000 (unsecured) (of which $5,000 has been repaid in 2011) to the Company with a due date of September 30, 2011. The note had been extended to December 31, 2011. The Company is currently in default. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The Company had recorded a deferred debt discount of $5,610 that was amortized over the original term of the debt.

On January 18, 2012, a stockholder and Board member loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,495, based on the relative fair value of the warrant. Such discount was charged to operations at issuance.

On January 20, 2012, a stockholder and Board member loaned $5,000 (unsecured) to the Company with a demand due date. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The note was recorded net of a deferred debt discount of $2,435, based on the relative fair value of the warrant. Such discount was charged to operations at issuance date.

On May 21, 2012, a stockholder and Board member loaned $18,000 (unsecured) (of which $3,000 has been repaid in 2012) to the Company. The loan was due May 21, 2014 with interest at 12% per annum, and is currently in default.

On May 30, 2012, a stockholder and Board member loaned $20,000 (unsecured) to the Company due March 31, 2013 with interest at 12% per annum, and is currently in default.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

As described in Note 9 below, from June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note. See Note 9 for full description. During the year ended December 31, 2013 and 2012, the Company amortized the debt discount and charged $-0- and $5,000, respectively, to amortization of debt discount in the statement of operations.

On July 6, 2012, a stockholder and Board member loaned $10,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date, therefore the note is currently in default.

On July 6, 2012, a stockholder and Board member loaned $20,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date, therefore the note is currently in default.

On July 10, 2012, a stockholder and Board member loaned $15,000 (unsecured) to the Company due July 10, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date, therefore the note is currently in default.

On September 7, 2012, a stockholder and Board member loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date, therefore the note is currently in default.

On September 14, 2012, a stockholder and Board member loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum. The Company did not make payment on the maturity date, therefore the note is currently in default.

On October 4, 2012, a stockholder and Board member loaned $50,000 (unsecured) to the Company due October 4, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date, therefore the note is currently in default.

On September 5, 2013, a stockholder and Board member loaned $10,000 (unsecured) to the Company due September 5, 2015 with interest at 10% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 16, 2013, a stockholder and Board member loaned $3,000 (unsecured) to the Company due September 16, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance.

On September 17, 2013, a stockholder and Board member loaned $5,221 (unsecured) to the Company due September 17, 2014 with interest at 12% per annum. The company did not make payment on the maturity date, therefore the note is currently in default.

On October 24, 2013, a stockholder and Board member loaned $30,000 (unsecured) to the Company due October 24, 2016 with interest at 10% per annum.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2013 and 2012 was $74,788 and $37,314, respectively. During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $37,474 and $22,165, respectively, in connection with the notes payable to related parties.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2014	$280,221
Year ended December 31, 2015	13,000
Year ended December 31, 2016	35,000
Year ended December 31, 2017 and thereafter	70,000
Total	$398,221

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of December 31, 2013 and 2012 was $82,999 and $64,879, respectively. As of December 31, 2013 and 2012, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the year ended December 31, 2013 and 2012, the Company recorded $18,120 and $18,169, respectively, as interest expense.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	2013	2012
Series A Convertible Notes, net of unamortized debt discount of $-0- and $18,958, respectively	$817,000	$798,042
Series B Convertible Notes, net of unamortized debt discount of $-0- and $14,798, respectively	225,000	210,202
Series C Convertible Notes, net of unamortized debt discount of $-0- and $37,023, respectively	260,000	222,977
Series D Convertible Notes, net of unamortized debt discount of $285 and $3,709 respectively	24,715	21,291
Total	1,326,715	1,252,512
Less: Current portion	(272,386)	(1,231,221)
Long term portion	$1,054,329	$21,291

Series A Convertible Notes

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 7) on three-year Series A Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00. On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants. The exercise period of the warrants is five years. The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2013 and 2012, the Company recorded amortization of the debt discount related to these notes of $18,958 and $227,792, respectively.

Certain convertible note holders, representing an aggregate of $734,500 of these notes entered, into an agreement in December 2014 through February 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $82,500 are in default.

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

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the years ended December 31, 2013 and 2012, the Company recorded amortization of the debt discount related to these notes of $14,798 and $74,086, respectively.

Certain convertible note holders, representing an aggregate of $150,000 of these notes entered, into an agreement in December 2014 through February 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $75,000 are in default.

Series C Convertible Notes

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms. This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the aforementioned private placement”, the Series C Warrants have become “cashless”, along with the warrants from the aforementioned private placement. There is no further effect from this “ratchet” event. The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. For the years ended December 31, 2013 and 2012, the Company recorded amortization of the debt discount related to these notes of $37,023 and $71,980, respectively.

Certain convertible note holders, representing an aggregate of $155,000 of these notes entered, into an agreement in December 2014 through February 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $105,000 are in default.

Series D Convertible Notes

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years. The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2013 and 2012, the Company recorded amortization of the debt discount relating to these notes of $3,424 and $3,424, respectively.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Certain convertible note holders, representing an aggregate of $15,000 of these notes entered, into an agreement in December 2014 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $10,000 are in default. Additionally, one note holder has filed liens against the Company on his behalf and two of his affiliates to secure payment of the obligations.

In addition to the above non-related party convertible notes, there was $171,000 of related party long-term convertible notes outstanding as of December 31, 2013. Please see Note 7 – Notes Payable, Related Parties for a discussion of those convertible notes.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2014	$272,500
Year ended December 31, 2015	-
Year ended December 31, 2016	1,054,500
Year ended December 31, 2017 and thereafter	-
Total	$1,327,000

NOTE 10 — DERIVATIVE LIABILITIES

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

During the year ended December 31, 2013, the fair value of the net derivative liabilities reclassified from equity of $797,990 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 179.66% to 303.52%; risk free rate: 0.74% to 1.85%; and expected life: 4.41 to 5.00 years.

At December 31, 2013, the fair value of the derivative liabilities of $376,940 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 251.07%; risk free rate: 1.75%; and expected life: 4.41 years.

As of December 31, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2013, in the amount of $376,940 has a level 3 classification.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Excess Share Derivative
Balance, December 31, 2012	$-
Transfers in of Level 3 upon exceeding in authorized shares	804,860
Transfers out of Level 3 upon reduction in excess shares	(6,870)
Mark-to-market at December 31, 2013:	(421,050)
Balance, December 31, 2013	$376,940
Net Gain for the period included in earnings relating to the liabilities held at December 31, 2013	$421,050

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 53% from April 11, 2013 (date of exceeding authorized level) to December 31, 2013. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2013 and 2012, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At December 31, 2013 and 2012, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,137,703 and 90,137,703 are issued and outstanding, respectively.

During the year ended December 31, 2013, the Company sold 8,000,000 shares of stock to a Board member for net proceeds of $400,000. The Board member also received 24,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.10 per share. The warrants have a cashless exercise provision and have a five year exercise period.

During the year ended December 31, 2012, the Company issued 250,000 shares of its common stock in exchange for services of $20,000.

NOTE 12 – WARRANTS AND OPTIONS

Option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index using the Company’s own historical stock prices. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the year ended December 31, 2013 was estimated using the Black-Scholes pricing model.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the years ended December 31, 2013 and 2012, respectively.

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	28,771,600	3.14	$0.10	28,771,600	$0.10
0.15	4,283,334	1.33	0.15	4,283,334	0.15
0.25	45,456,750	1.96	0.25	45,456,750	0.25
0.30	250,000	2.11	0.30	250,000	0.30
0.40	12,974,590	0.84	0.40	12,974,590	0.40
Total	91,736,274	2.14	$0.22	91,736,274	$0.22

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	59,413,274	$0.30
Issued	9,700,000	0.20
Exercised	-
Expired	(903,000)	(1.00)
Outstanding at December 31, 2012	68,210,274	0.29
Issued	24,100,000	0.10
Exercised	-	-
Expired	(574,000)	(1.40)
Outstanding at December 31, 2013	91,736,274	$0.22

In conjunction with the sale of common stock, during the year ended December 31, 2013, the Company issued an aggregate of warrants to purchase 24,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

During the year ended December 31, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of its common stock at $0.15 per share for five years. The warrant was valued using the Black-Scholes model and had a value of $8,948 and was charged to operation. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 254.08%; and Risk Free rate: 0.76%.

In conjunction with the sale of the Company's common stock during 2012, the Company issued warrants to purchase an aggregate of 9,600,000 shares of common stock with an exercise prices of $0.10 to $0.25 per share expiring five years from the date of issuance.

In conjunction with issuance of short term notes to related parties during 2012, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.25 per share expiring five years from the date of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 280.93% to 282.20%; and Risk free rate: 0.82% to 0.91% and was amortized and charged to interest expense-amortization of debt discount over the term of the related notes (see Note 7).

Non-Employee Options

The following table summarizes non-employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.10	650,000	4.32	$0.10	650,000	$0.10
0.13	500,000	3.33	0.13	500,000	0.13
0.22	175,000	3.25	0.22	175,000	0.22
0.70	75,000	1.69	0.70	75,000	0.70
1.84	25,000	1.42	1.84	25,000	1.84
Total	1,425,000	3.66	$0.19	1,425,000	$0.19

Transactions involving the Company's non-employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	4,850,000	$0.12
Issued	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2012	4,850,000	$0.12
Transfer status from employee to non-employee status	175,000	0.22
Exercised	-	-
Canceled or expired	(3,600,000)	0.10
Outstanding at December 31, 2013	1,425,000	$0.19

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Employee Options

The following table summarizes employee options outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.06	3,000,000	4.42	$0.06	3,000,000	$0.06
0.09	250,000	4.93	0.09	250,000	0.09
0.095	500,000	5.05	0.095	500,000	0.095
0.17	4,500,000	3.27	0.17	4,500,000	0.17
0.19	1,000,000	2.60	0.19	1,000,000	0.19
0.80	350,000	1.07	0.80	350,000	0.80
1.00	350,000	1.54	1.00	350,000	1.00
1.25	523,000	1.11	1.25	523,000	1.25
1.40	350,000	1.45	1.40	350,000	1.40
1.50	200,000	0.32	1.50	200,000	1.50
1.63	20,000	1.45	1.63	20,000	1.63
1.84	10,000	1.42	1.84	10,000	1.84
4.75	203,000	0.32	4.75	203,000	4.75
5.00	1,517,434	2.85	5.00	1,517,434	5.00
Total	12,773,434	3.20	$0.93	12,773,434	$0.93

Transactions involving the Company's employee option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	13,955,934	$0.99
Issued	500,000	0.095
Exercised	--	--
Expired	(20,000)	1.50
Outstanding at December 31, 2012	14,435,934	0.97
Transfer status from employee to non-employee status	(175,000)	0.22
Exercised	--	--
Expired	(1,487,500)	(1.37)
Outstanding at December 31, 2013	12,773,434	$0.93

During the year ended December 31, 2012, the Board granted stock options to purchase 500,000 shares of common stock of the Company at exercise price of $0.095 with exercise period of seven years to an existing employee, fully vested. The grant was valued using the Black-Scholes option pricing model and had a value of $45,000 and was charged to operations for the year ended December 31, 2012.

The Black-Scholes option pricing model used the following assumptions: Dividend yield: 0%; Volatility: 282.58%; and Risk Free rate: 1.31%.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Total stock-based compensation expense for employee options for the year ended December 31, 2013 and 2012 amounted to $10,000 and $95,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation:

Dreier LLP

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The second, third and fourth installments of $2,500 were paid on November 10, 2014, December 11, 2014, January 12, 2015, and February 11, 2015, respectively, with a remaining unpaid balance of $2,500. The full amount in dispute was included in the Company’s accounts payable at December 31, 2013.

Mathew L Johnson & Associates, P.C. v. Debt Resolve, Inc. (District Court, Clark County, of the State of Nevada Case No.A-12-665900-C):

Mathew L. Johnson & Associates, P. C. ("MLJ"), the plaintiff, filed a complaint on or about July 27, 2012 related to a claim for breach of contract for failure to pay for services. On or about August 23, 2010, MLJ preformed certain legal services on behalf of the Company. The Company entered into an agreement with MLJ, which provided for, among other things, a payment for services. In December 2012, we entered into a payment arrangement with the plaintiff for a down payment of $3,500 and monthly payments of $3,000 against the balance due. At December 31, 2013, the remaining balance due is $1,955 and included in accounts payable. Subsequently, the entire balance due has been paid.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Other:

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the second quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. The amounts of accrued employees' compensation included $203,428 unpaid payroll taxes. As a result, the Company has included in accrued expenses an amount of approximately $258,000 that represents an estimate of federal and state interest and penalties that could be expected upon settlement of payment of these payroll taxes with the respective taxing authorities. The Company is currently in discussions with the IRS about the federal portion of the liability about a workout plan. Upon agreement with the IRS, the Company will then initiate a discussion with the states involved.

On October 7, 2014 and November 17, 2014, the IRS filed feder tax liens to secure payment of the deliquent payroll. On February 4, 2015, the Company proposed settlement with the IRS Collections Officer. The Company has begun to make payments under this payment plan. The Collections Officer has indicated that the Company’s proposed payment plan will be accepted and formalized in April 2015.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Employment agreements

As of December 31, 2013, the Company did not have any employment contracts for officers or employees.

On November 5, 2013, the Company announced that Claremont Ventures LLC, through its Managing Member Stanley E. Freimuth, would act as Interim Chief Executive Officer effective November 1, 2013 through at least December 31, 2013.

On March 1, 2014, the Company appointed Stanley E. Freimuth as Chief Executive Officer of the Company with an initial term of three years. See Note 16.

Operating leases

The company currently occupy office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party. The monthly rent is $3,500 and can be terminated with a sixty day notice. The lease expires June 30, 2015 and has lease commitments of $33,500 and $21,000 in 2014 and 2015, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 and 2012, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 6). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $55,594 and $40,334 for the year ended December 31, 2013 and 2012, respectively (Note 7 and Note 8). During the year ended December 31, 2013, a director purchased $400,000 of stock, receiving 8,000,000 shares and 24,000,000 warrants for the investment.

NOTE 15 – INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2013	2012
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.4%	.05%
Prior period provision	0%	-24.5%
Stock costs	-5.31%	-
Other	-3.86%	-5.7%
Change in Valuation Allowance	-28.2%	-4.2%

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

The significant components of the deferred tax assets (liabilities) at December 31, 2013 and 2012, are summarized as follows:

	2013	2012
Deferred tax assets:
Stock Based Compensation	1,677,885	1,730,717
Net Operating Losses	11,835,167	11,529,315
Accrued payroll	440,374	450,610
Intangibles	2,766,549	2,780,683
Other	306	245
Total deferred tax assets	16,866,105	16,491,570

Deferred tax liabilities:
Total deferred tax liabilities

Valuation allowance	(16,866,105)	(16,491,570)
Net deferred tax assets	$-	$-

As of December 31, 2013 and 2012, the Company had U.S. federal and state net operating loss carryforwards of approximately $30.59 million and $29.80 million, respectively, which expire at various dates from 2023 through 2033. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2011 to December 31, 2013 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. The periods from December 31, 2003 to December 31, 2010 are subject to examination up to the net operating loss.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

NOTE 16 — SUBSEQUENT EVENTS

Equity:

Common stock:

In March 2014, the Company issued an aggregate of 3,250,000 shares of common stock options to Board members. The options have exercise prices ranging from $0.015 to $0.02 per share, have a cashless option and expire seven years from the date of issuance.

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

Debt:

In December 2014 and February 2015, the Company executed maturity date extension agreements with unaffiliated holders of Series A Convertible Notes extending the original maturity date 18 months to June through August 2016 for $1,054,500 of outstanding principle.

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

DEBT RESOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

Employment:

On March 1, 2014, the Company appointed Stanley E. Freimuth as Chief Executive Officer of the Company with an initial term of three years and monthly compensation of $17,500. In addition, Mr. Freimuth received 5,000,000 shares of the Company’s common stock for which 500,000 shares of series A convertible preferred stock was issued in exchange per board resolution, options to purchase 3,000,000 shares of the common stock exercisable at $0.015 per share for 7 years, vesting over three years on anniversary, and a $25,000 sign on bonus.

