Form 10-Q
period 2014-03-31
DEBT RESOLVE INC
filed 2015-03-31
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of March 17, 2015, 98,187,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$193,609	$7,212
Accounts receivable, net	35,560	28,564
Prepaid expenses	29,943	48,384
Total current assets	259,112	84,160

Other assets:
Deposits	-	1,000

Total assets	$259,112	$85,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,193,649	$3,161,647
Due to shareholders	452,163	455,329
Notes payable, current portion	452,867	452,867
Notes payable-related parties	295,221	295,221
Convertible Short-term notes, net of deferred debt discount of $-0- and $114 as of March 31, 2014 and December 31, 2013, respectively	232,500	257,386
Lines of credit, related parties	151,000	151,000
Derivative liabilities	1,517,597	376,940
Total current liabilities	6,294,997	5,150,390

Long term debt:
Bank loan, long term portion	31,250	50,000
Notes payable, related party, net of deferred debt discount of $24,454 and $-0- as of March 31, 2014 and December 31, 2013, respectively	318,546	118,000
Convertible long-term notes, net of deferred debt discount of $40,376 and $171 as of March 31, 2014 and December 31, 2013, respectively	1,239,124	1,054,329
Total liabilities	7,883,917	6,372,719

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,137,703 issued and outstanding as of March 31, 2014 and December 31, 2013	98,138	98,138
Additional paid in capital	66,734,061	66,834,457
Accumulated deficit	(74,457,004)	(73,220,154)
Total stockholders' deficiency	(7,624,805)	(6,287,559)

Total liabilities and stockholders' deficiency	$259,112	$85,160

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013

Revenues:	$42,256	$35,589

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	80,102	123,510
Selling, general and administrative expenses	150,034	159,291
Depreciation and amortization	-	303
Total costs and expenses	230,136	283,104

Net loss from operations	(187,880)	(247,515)

Other income (expense):
Loss on change in fair value of derivative liabilities	(966,363)	-
Gain on settlement of debt	320	-
Interest expense	(79,823)	(75,553)
Amortization of debt discounts	(3,104)	(52,006)
Total other income (expense)	(1,048,970)	(127,559)

Net loss before provision for income taxes	(1,236,850)	(375,074)

Income tax (benefit)	-	-

Net loss	$(1,236,850)	$(375,074)

Net loss per common share -basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	98,137,703	91,771,036

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	-	-	98,137,703	98,138	66,834,457	(73,220,154)	(6,287,559)
Beneficial conversion feature related to convertible notes	-	-	-	-	67,648	-	67,648
Fair value of vesting options issued to employees for services	-	-	-	-	6,250	-	6,250
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(174,294)	-	(174,294)
Net loss	-	-	-	-	-	(1,236,850)	(1,236,850)
Balance, March 31, 2014	-	$-	98,137,703	$98,138	$66,734,061	$(74,457,004)	$(7,624,805)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,236,850)	$(375,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	303
Amortization of debt discounts	3,103	52,006
Stock based compensation	6,250	18,948
Loss on change in fair value of derivative liability	966,363	-
Changes in operating assets and liabilities:
Accounts receivable	(6,996)	(14,246)
Prepaid expenses	18,441	(6,338)
Security deposit	1,000	-
Accounts payable, accrued liabilities and due to shareholders	28,836	182,690
Net cash used in operating activities	(219,853)	(141,711)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	150,000
Repayment of short term notes	(18,750)	(18,750)
Proceeds from long term notes	200,000	-
Proceeds from long term notes, related party	225,000	-
Net cash provided by financing activities	406,250	131,250

Net increase (decrease) in cash and cash equivalents	186,397	(10,461)
Cash at beginning of period	7,212	30,850

Cash at end of period	$193,609	$20,389

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$1,882	$4,781
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$67,648	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2014. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At March 31, 2014, two clients represented receivables of $10,000 (28%) and $20,000 (56%). At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). As of March 31, 2014 and December 31, 2013, no allowance for doubtful accounts has been recognized.

The Company had three clients accounting for 18.74%, 35.50% and 35.50%; (total of 89.74%) of total revenues for the three months ended March 31, 2014, respectively, and had three clients accounting for 42.19%, 42.15% and 14.05%; (total of 98.38%) of total revenues for the three months ended March 31, 2013.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the three months ended March 31, 2014 and for the three months ended March 31, 2013 because their effect is anti-dilutive. Fully diluted shares outstanding were 120,326,036 and 105,539,370 for the three months ended March 31, 2014 and 2013, respectively.

Stock-based compensation

Total employee and non-employee stock-based compensation expense for the three months ended March 31, 2014 and 2013 amounted to $6,250 and $18,948, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $1,236,850 for the three months ended March 31, 2014. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $6,035,885 as of March 31, 2014. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013 are comprised of the following:

	March 31, 2014	December 31, 2013
Accounts payable and accrued expenses	$1,065,757	$1,133,422
Accrued interest	1,199,730	1,121,942
Payroll and related accruals, net of advance to employees	928,162	906,283
Total	$3,193,649	$3,161,647

NOTE 5 – NOTES PAYABLE

As of March 31, 2014 and December 31, 2013, short term notes are as follows:

	March 31, 2014	December 31, 2013
Bank loans	$106,250	$125,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	484,117	502,867
Less current portion	452,867	452,867
Long term portion (only bank loan)	$31,250	$50,000

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of March 31, 2014 and December 31, 2013, notes payable, related parties are as follows:

	March 31, 2014	December 31, 2013
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011, in default	10,000	10,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Note payable dated September 17, 2013	5,221	5,221
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012	30,000	30,000
Convertible note payable, dated July 10, 2012	15,000	15,000
Note payable, dated September 14, 2012	6,000	6,000
Convertible note payable, dated September 7, 2012	43,000	43,000
Convertible note payable, dated October 4, 2012	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	10,000
Convertible note payable, dated September 16, 2013	3,000	3,000
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014	25,000	-
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $24,454	175,546	-
Total	613,767	413,221
Less current portion	295,221	295,221
Long term portion	$318,546	$118,000

On January 9, 2014, a stockholder and Board member loaned $25,000 (unsecured) to the Company due January 9, 2016 with interest at 10% per annum.

On February 28, 2014, the Company issued a $200,000 secured convertible note that matures on February 28, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 2,000,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

In accordance with ASC 470-20, the Company recognized the allocated value attributable to the warrants and the conversion feature in the amount of $25,538 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 0.69%, a dividend yield of 0%, and volatility of 304.56%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (three years) as interest expense.

For the three months ended March 31, 2014, the Company amortized $1,084 of debt discount to current period operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of March 31, 2014 and December 31, 2013 was $91,749 and $74,788, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $16,961 and $8,753, respectively, in connection with the notes payable to related parties.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	March 31, 2014	December 31, 2013
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes, net of unamortized debt discount of $-0- and $285 respectively	25,000	24,715
Bridge 2014 Convertible Notes, net of unamortized debt discount of $40,376	159,624	-
Total	1,471,624	1,311,715
Less: Current portion	(232,500)	(257,386)
Long term portion	$1,239,124	$1,054,329

In 2014, the Company issued an aggregate of $200,000 in secured convertible notes that mature two years from the date of issuance (from January 2016 through March 2016). The notes bear interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 2,000,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the allocated value attributable to the warrants and the conversion feature in the amount of $42,110 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.69% to 0.91%, a dividend yield of 0%, and volatility of 288.70% to 305.40%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (three years) as interest expense.

For the three months ended March 31, 2014, the Company amortized $1,734 of debt discount to current period operations as interest expense.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

Certain convertible note holders, representing an aggregate of $1,079,500 of these notes, entered into an agreements in December 2014 through February 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible notes are in default.

NOTE 8 — DERIVATIVE LIABILITIES

Excessive committed shares

On March 31, 2014, in connection with the previously issued stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

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

At March 31, 2014, the fair value of the derivative liabilities of $1,517,597 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 305.59%; risk free rate: 0.90%; and expected life: 2.90 to 3.99 years.

As of March 31, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2014, in the amount of $1,517,597 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

Excess Share Derivative
Balance, December 31, 2013	$376,940
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	174,294
Mark-to-market at March 31, 2014:	966,363
Balance, March 31, 2014	$1,517,597
Net loss for the period included in earnings relating to the liabilities held at March 31, 2014	$(966,363)

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased by 138% from December 31, 2013 to March 31, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 9 — STOCKHOLDERS' EQUITY

Preferred Stock

At March 31, 2014 and December 31, 2013, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none are issued and outstanding.

Common stock

At March 31, 2014 and December 31, 2013, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,137,703 are issued and outstanding.

NOTE 10 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	28,771,600	3.88	$0.10	28,771,600	$0.10
0.15	8,283,334	1.89	0.15	8,283,334	0.15
0.25	45,456,750	1.85	0.25	45,456,750	0.25
0.30	250,000	1.86	0.30	250,000	0.30
0.40	12,974,590	0.57	0.40	12,974,590	0.40
Total	95,736,274	2.29	$0.22	95,736,274	$0.22

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	68,210,274	$0.29
Issued	24,100,000	0.10
Exercised	-
Expired	(574,000)	(1.40)
Outstanding at December 31, 2013	91,736,274	0.22
Issued	4,000,000	0.15
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2014	95,736,274	$0.22

In conjunction with the issuance of convertible notes, during the three months ended March 31, 2014, the Company issued an aggregate of warrants to purchase 4,000,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 6 and 7.

Total stock-based compensation expense for warrants issued for the three months ended March 31, 2014 and 2013 amounted to $-0- and $8,948, respectively.

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2014:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	6.92	$0.015	-	$0.015
0.02	250,000	6.96	0.02	250,000	0.02
0.06	3,000,000	4.17	0.06	3,000,000	0.06
0.09	250,000	4.68	0.09	250,000	0.09
0.095	500,000	4.80	0.095	500,000	0.095
0.10	650,000	3.95	0.10	650,000	0.10
0.13	500,000	3.09	0.13	500,000	0.13
0.17	4,500,000	3.02	0.17	4,500,000	0.17
0.19	1,000,000	2.36	0.19	1,000,000	0.19
0.22	175,000	3.01	0.22	175,000	0.22
0.70	75,000	1.44	0.70	75,000	0.70
0.80	350,000	0.82	0.80	350,000	0.80
1.00	350,000	1.29	1.00	350,000	1.00
1.25	523,000	0.86	1.25	523,000	1.25
1.40	350,000	1.20	1.40	350,000	1.40
1.50	200,000	0.07	1.50	200,000	1.50
1.63	20,000	1.21	1.63	20,000	1.63
1.84	35,000	1.18	1.84	35,000	1.84
4.75	203,000	0.07	4.75	203,000	4.75
5.00	1,517,434	2.61	5.00	1,517,434	5.00
Total	17,448,434	3.72	$0.70	14,448,434	$0.84

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	19,285,934	$0.76
Issued	-	-
Exercised	-	-
Expired	(5,087,500)	0.47
Outstanding at December 31, 2013	14,198,434	0.86
Issued	3,250,000	0.015
Exercised	--	--
Expired
Outstanding at March 31, 2014	17,448,434	$0.70

During the three months ended March 31, 2014, the Board granted stock options to purchase 3,000,000 shares of common stock of the Company at exercise price of $0.015 with exercise period of seven years to an officer employee, vesting 1/3 each year for three years.

During the three months ended March 31, 2014, the Board granted stock options to purchase 250,000 shares of common stock of the Company at exercise price of $0.02 with exercise period of seven years to a consultant, fully vested at the date of issuance.

The fair value of the options were determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 304.56% to 305.19%; and Risk Free rate: 2.13% to 2.14%

Total stock-based compensation expense for options for the three months ended March 31, 2014 and 2013 amounted to $6,250 and $10,000, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 and 2013, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 5). Also, certain directors and officers made short-term or longer term loans as discussed in Note 6. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $21,429 and $13,221 for the three months ended March 31, 2014 and 2013, respectively (Note 6).

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 13 – SUBSEQUENT EVENTS

Equity:

Common stock:

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

In 2014, the Company issued an aggregate of 414,500 warrants to purchase Series A preferred stock for services rendered and a debt obligation, with exercise prices ranging from $0.50 to $1.50 per share, expiring three to five years from the date of issuance.

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

Debt:

In December 2014 through March 2015, the Company executed maturity date extension agreements with unaffiliated holders of Convertible Notes extending the original maturity date 18 months to June through September 2016 for $1,079,500 of outstanding principle.

In 2014, the Company issued an aggregate of $650,000 convertible notes due two years from the date of issuance with interest, due at maturity, of 10% per annum. The notes are convertible into common stock at $0.05 per share, at the holders’ election 6 months after issuance. In connection with the issuance, the Company issued warrants to purchase 6,500,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Board members were issued $75,000 in notes and 750,000 common stock warrants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is providing software solutions to consumer lenders or those collecting on those consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments for the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We will pursue these markets as well. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

As past experience has shown, effective utilization of our system will require a change in thinking on the part of the collection industry, but we believe the effort will result in new collection benchmarks. We intend to provide detailed advice and hands-on assistance to clients to help them make the transition to our system and to document the performance of our solutions in each market to provide strong return-on-investment data to prospective clients. Our recent clients tell us that they are happy with the results that they are getting. However, there is still an extensive sales process to get prospective clients comfortable with using web-based collection technology.

For the three months ended March 31, 2014 and 2013, we had significantly inadequate revenues and incurred a net loss of $1,236,850 and $375,074, respectively, from operations. The increase in the net loss from operations in the period ending March 31, 2014, is primarily attributable to the 'Loss on change in fair value of derivative liabilities' in that period of $966,363, without which the net loss from operations was reduced 33.6% year over year. Cash used in operating activities was $219,853 for the three months ended March 31, 2014. Cash used in operating activities was $471,859 for the year ended December 31, 2013. Based upon projected operating expenses, we believed that our working capital as of March 31, 2014 might not have been sufficient to fund our plan of operations for the next twelve months.

During 2013 and 2014, we have been successful in raising capital for our day-to-day operations from accredited investors, though no assurance can be provided that we will continue to be able to do so. There is also no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Importantly however, during the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014, Progress Advocates, LLC, a Debt Resolve joint venture (see Note 13, Financial Options Group) was launched to provide document preparation for U.S. Department of Education based loan modification services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started during 2014. This initiative has resulted in the development of a new on-line consumer to consumer debt negotiation service, named Settl.it, which will charge a fee per transaction. This product is in beta test with launch scheduled for the end of March 2015. Each of these new business initiatives will increase its respective revenue and profit based on the rate of marketing investment. This will allow Debt Resolve to manage its growth in line with available financial resources. It is anticipated that both new business will be accretive to our 2015 financial results.

Each of these new business initiatives will increase its respective revenue and profit based on the rate of marketing investment. This will allow Debt Resolve to manage its growth in line with available financial resources. It is anticipated that both new business will be accretive to our 2015 financial results.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Revenues totaled $42,256 and $35,589 for the three months ended March 31, 2014 and 2013, respectively. We earned revenue during the three months ended March 31, 2014 and 2013 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $80,102 for the three months ended March 31, 2014, as compared to $123,510 for the three months ended March 31, 2013, a decrease of $43,408. The decrease mainly resulted from the reduction in salaries paid in 2014. Salaries were $67,589 and $98,816 in the three months ended March 31, 2014 and 2013, respectively. Employee benefits were $12,513 and $24,694 in the three months ended March 31, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses amounted to $150,034 for the three months ended March 31, 2014, as compared to $159,291 for the three months ended March 31, 2013, a decrease of $9,257. Service fees were $101,222 and $8,340 for the three months ended March 31, 2014 and 2013, respectively. The primary reason for the increase in service fees were consulting services provided by our CEO who converted to payroll in the 2014 year. Occupancy expense was $7,063 and $4,676 for the three months ended March 31, 2014 and 2013, respectively. Telecommunications expense was $12,804 and $13,230 for the three months ended March 31, 2014 and 2013, respectively. Accounting expenses decreased to $5,000 for the three months ended March 31, 2014 from $84,596 for the three months ended March 31, 2013. In 2014, we did not incur outside auditor fees as compared to our annual cost in 2013. Travel, marketing, insurance and legal expense were $5,365, $295, $17,969 and $-0- in the three months ended March 31, 2014 compared with $2,280, $8,183, $32,675 and $1,225 in the three months ended March 31, 2013. Other miscellaneous general and administrative expenses were $184 and $4,086 for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense. For the three months ended March 31, 2014 and 2013, we recorded depreciation expense of $-0- and $303, respectively.

Loss on change in fair value of derivative liabilities. During the three months March 31, 2014, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended March 31, 2014 and 2013, we recorded a loss on change in fair value of these derivative liabilities of $966,363 and $-0-, respectively.

Gain on settlement of debt. During the three months March 31, 2014, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $320 and $-0- for the three months ended March 31, 2014 and 2013, respectively.

Interest (expense). We recorded interest expense of $79,823 for the three months ended March 31, 2014 compared to interest expense of $75,553 for the three months ended March 31, 2013. Interest expense increased due to the issuance of new notes in 2014.

Amortization of deferred debt discount. Amortization expense of $3,104 and $52,006 was incurred for the three months ended March 31, 2014 and 2013, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $6,035,885 and cash and cash equivalents totaling $193,609. We reported a net loss of $1,236,850 for the three months ended March 31, 2014. Net cash used in operating activities was $219,853 for the three months ended March 31, 2014. Cash flow provided by financing activities was $406,250 for the three months ended March 31, 2014. As of December 31, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,066,230 and cash and cash equivalents totaling $7,212.

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

Accounts Receivable

We extend credit to large, mid-size and small companies for the use of our software solutions. At March 31, 2014, two clients represented receivables of $10,000 (28%) and $20,000 (56%). At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). As of March 31, 2014 and December 31, 2013, no allowance for doubtful accounts has been recognized.

We had three clients accounting for 18.74%, 35.50% and 35.50%; (total of 89.74%) of total revenues for the three months ended March 31, 2014, respectively, and had three clients accounting for 42.19%, 42.15% and 14.05%; (total of 98.38%) of total revenues for the three months ended March 31, 2013.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2014 and December 31, 2013, we did not have any derivative instruments that were designated as hedges.

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

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2015, in the section labeled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2014 and 2013 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of June 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a "cashless" exercise feature. This note is guaranteed by a Director of the Company. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which was included in expenses.

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

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at March 31, 2014. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at March 31, 2014. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 ($15,000 related party) on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $155,000 of the outstanding debt.

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt.

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

__________________

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

DEBT RESOLVE, INC.

Dated: March 31, 2015	By:	/s/ Stanley E. Freimuth
Stanley E. Freimuth
Director/Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

