Form 10-Q
period 2014-09-30
DEBT RESOLVE INC
filed 2015-03-31
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No☐

As of March 17, 2015, 98,187,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$53,598	$7,212
Accounts receivable, net	22,316	28,564
Prepaid expenses	18,991	48,384
Total current assets	94,905	84,160

Other assets:
Deposits	-	1,000

Total assets	$94,905	$85,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,323,985	$3,161,647
Due to shareholders	451,794	455,329
Deferred revenue	5,166	-
Notes payable, current portion	446,617	452,867
Notes payable-related parties	285,221	295,221
Convertible Short-term notes, net of deferred debt discount of $-0- and $114 as of September 30, 2014 and December 31, 2013, respectively	228,500	257,386
Lines of credit, related parties	151,000	151,000
Derivative liabilities	504,982	376,940
Total current liabilities	5,397,265	5,150,390

Long term debt:
Bank loan, long term portion	-	50,000
Note payable, related party, net of unamortized debt discount of $21,907 and $-0- as of September 30, 2014 and December 31, 2013, respectively	346,093	118,000
Convertible long-term notes, net of deferred debt discount of $71,239 and $171 as of September 30, 2014 and December 31, 2013, respectively	1,533,261	1,054,329
Total liabilities	7,276,619	6,372,719

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; 595,000 and -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	595
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,187,082 and 98,137,703 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	98,187	98,138
Additional paid in capital	66,704,928	66,834,457
Accumulated deficit	(73,985,424)	(73,220,154)
Total stockholders' deficiency	(7,181,714)	(6,287,559)

Total liabilities and stockholders' deficiency	$94,905	$85,160

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:	$24,745	$32,786	$109,816	$110,720

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	297,543	92,453	589,478	317,653
Selling, general and administrative expenses	98,108	48,084	420,687	266,932
Depreciation and amortization	-	303	-	908
Total costs and expenses	395,651	140,840	1,010,165	585,493

Net loss from operations	(370,906)	(108,054)	(900,349)	(474,773)

Other income (expense):
Gain on change in fair value of derivative liabilities	119,001	272,280	426,339	277,239
Gain on settlement of debt	-	53,829	320	53,829
Interest expense	(93,442)	(73,731)	(262,660)	(223,227)
Amortization of debt discounts	(14,441)	(4,258)	(28,920)	(73,347)
Total other income (expense)	11,118	248,120	135,079	34,494

Net income (loss) before provision for income taxes	(359,788)	140,066	(765,270)	(440,279)

Income tax (benefit)	-	-	-	-

Net Income (loss)	$(359,788)	$140,066	$(765,270)	$(440,279)

Net income (loss) per common share -basic	$(0.00)	$0.00	$(0.01)	$(0.00)

Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic	98,175,811	97,300,746	98,150,545	94,632,208

Weighted average number of common shares outstanding, diluted	98,175,811	111,489,080	98,150,545	94,632,208

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

					Additional
	Preferred stock		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	-	$-	98,137,703	$98,138	$66,834,457	$(73,220,154)	$(6,287,559)
Common shares issued in settlement of convertible note payable and accrued interest	-	-	49,379	49	5,876	-	5,925
Preferred shares issued for payment of services	595,000	595	-	-	177,905	-	178,500
Beneficial conversion feature related to convertible notes	-	-	-	-	121,781	-	121,781
Fair value of vesting options issued to employees for services	-	-	-	-	13,750	-	13,750
Fair value of preferred stock warrants issued for services	-	-	-	-	105,540	-	105,540
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(554,381)	-	(554,381)
Net loss	-	-	-	-	-	(765,270)	(765,270)
Balance, September 30, 2014	595,000	$595	98,187,082	$98,187	$66,704,928	$(73,985,424)	$(7,181,714)

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(765,270)	$(440,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	908
Amortization of debt discounts	28,920	73,347
Stock based compensation	297,790	18,948
Gain on settlement of debt	-	(53,829)
Gain on change in fair value of derivative liability	(426,339)	(277,239)
Changes in operating assets and liabilities:
Accounts receivable	6,248	41,859
Prepaid expenses	29,393	(36,787)
Security deposit	1,000	-
Accounts payable, accrued liabilities and due to shareholders	160,728	288,976
Deferred revenue	5,166	-
Net cash used in operating activities	(662,364)	(384,096)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	400,000
Repayment of short term notes	(56,250)	(56,250)
Proceeds from long term notes	525,000	-
Proceeds from short term notes, related party		5,221
Proceeds from long term notes, related party	250,000	13,000
Repayments of long term notes, related party	(10,000)	-
Net cash provided by financing activities	708,750	361,971

Net increase (decrease) in cash and cash equivalents	46,386	(22,125)
Cash at beginning of period	7,212	30,850

Cash at end of period	$53,598	$8,725

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$5,790	$8,217
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$121,781	$-
Common shares issued in settlement of note payable and accrued interest	$5,925	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2014. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At September 30, 2014, two clients represented receivables of $10,000 (45%) and $10,000 (45%). At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). As of September 30, 2014 and December 31, 2013, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 11.32% and 67.89%; (total of 79.21%) of total revenues for the three months ended September 30, 2014, respectively, and had three clients accounting for 14.40%, 39.14% and 27.19%; (total of 80.73%) of total revenues for the nine months ended September 30, 2014.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Net Income (Loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the three and nine months ended September 30, 2014 and for the nine months ended September 30, 2013 because their effect is anti-dilutive. Fully diluted shares outstanding were 127,580,811 and 127,555,545 for the three and nine months ended September 30, 2014. Fully diluted shares outstanding were 108,820,542 for the nine month period ended September 30, 2013.

Stock-based compensation

Total employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2014 amounted to $196,877 and $297,790, respectively, and for the three and nine months ended September 30, 2013 amounted to $18,948.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $765,270 for the nine months ended September 30, 2014. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,302,360 as of September 30, 2014. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2014 and December 31, 2013 are comprised of the following:

	September 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$1,078,788	$1,133,422
Accrued interest	1,376,384	1,121,942
Payroll and related accruals, net of advance to employees	868,813	906,283
Total	$3,323,985	$3,161,647

NOTE 5 – NOTES PAYABLE

As of September 30, 2014 and December 31, 2013, short term notes are as follows:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

	September 30, 2014	December 31, 2013
Bank loans	$68,750	$125,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	446,617	502,867
Less current portion	446,617	452,867
Long term portion (only bank loan)	$-	$50,000

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of September 30, 2014 and December 31, 2013, notes payable, related parties are as follows:

	September 30, 2014	December 31, 2013

Convertible Note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011, in default	-	10,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Note payable dated September 17, 2013, in default	5,221	5,221
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	10,000
Convertible note payable, dated September 16, 2013	3,000	3,000
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014	25,000	-
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $18,052	181,948	-
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $3,855	21,145	-
Total	631,314	413,221
Less current portion	285,221	295,221
Long term portion	$346,093	$118,000

On January 9, 2014, a stockholder and Board member loaned $25,000 (unsecured) to the Company due January 9, 2016 with interest at 10% per annum.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

For the three and nine months ended September 30, 2014, the Company amortized $3,839 and $8,558 of debt discount to current period operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of September 30, 2014 and December 31, 2013 was $128,150 and $74,788, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $53,362 and $26,676, respectively, in connection with the notes payable to related parties.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	September 30, 2014	December 31, 2013
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes, net of unamortized debt discount of $-0- and $285 respectively	21,000	24,715
Bridge 2014 Convertible Notes, net of unamortized debt discount of $71,239	453,761	-
Total	1,761,761	1,311,715
Less: Current portion	(228,500)	(257,386)
Long term portion	$1,533,261	$1,054,329

In 2014, the Company issued an aggregate of $525,000 in secured convertible notes that mature two years from the date of issuance (from January 2016 through September 2016). The notes bear interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 5,250,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $91,316 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.69% to 1.07%, a dividend yield of 0%, and volatility of 287.80% to 319.28%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the three and nine months ended September 30, 2014, the Company amortized $10,603 and $20,077 of debt discount to current period operations as interest expense.

Certain convertible note holders, representing an aggregate of $1,079,500 of these notes, entered into agreements in December 2014 through March 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible notes are in default.

On July 21, 2014, the Company issued 49,379 shares of its common stock in settlement of $4,000 note payable and related accrued interest of $1,925.

NOTE 8 – DERIVATIVE LIABILITIES

Excessive committed shares

On September 30, 2014, in connection with the previously issued stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

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

At September 30, 2014, the fair value of the derivative liabilities of $504,982 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 292.69%; risk free rate: 1.07%; and expected life: 2.52 to 3.54 years.

As of September 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2014, in the amount of $504,982 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Excess Share Derivative
Balance, December 31, 2013	$376,940
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	554,381
Mark-to-market at September 30, 2014:	(426,339)
Balance, September 30, 2014	$504,982
Net Gain for the period included in earnings relating to the liabilities held at September 30, 2014	$426,339

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 19% from December 31, 2013 to September 30, 2014. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

At September 30, 2014 and December 31, 2013, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which 595,000 and -0- are issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

On July 10, 2014, the Company issued an aggregate of 595,000 shares of its Series A Convertible Stock as payment for services rendered valued at $178,500.

Common stock

At September 30, 2014 and December 31, 2013, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,187,082 and 98,137,703 are issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

On July 21, 2014, the Company issued 49,379 shares of its common stock in settlement of $4,000 note payable and related accrued interest of $1,925.

NOTE 10 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2014:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	28,771,600	3.37	$0.10	28,771,600	$0.10
0.15	11,633,334	1.80	0.15	11,633,334	0.15
0.25	45,456,750	1.35	0.25	45,456,750	0.25
0.30	250,000	1.36	0.30	250,000	0.30
0.40	6,420,000	0.28	0.40	6,420,000	0.40
Total	92,531,684	1.96	$0.20	92,531,684	$0.20

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	68,210,274	$0.29
Issued	24,100,000	0.10
Exercised	-
Expired	(574,000)	(1.40)
Outstanding at December 31, 2013	91,736,274	0.22
Issued	7,500,000	0.15
Exercised	-	-
Expired	(6,704,590)	(0.39)
Outstanding at September 30, 2014	92,531,684	$0.20

In conjunction with the issuance of convertible notes, during the nine months ended September 30, 2014, the Company issued an aggregate of warrants to purchase 7,500,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 6 and 7.

Total stock-based compensation expense for common stock warrants issued for the nine months ended September 30, 2014 and 2013 amounted to $-0- and $8,948, respectively.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's preferred stock issued at September 30, 2014:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	85,000	3.84	$0.50	85,000	$0.50
1.00	53,000	2.70	1.00	53,000	1.00
1.50	242,000	2.64	1.50	242,000	1.50
Total	380,000	2.92	$1.21	380,000	$1.21

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	-	$-
Issued
Exercised
Expired
Outstanding at December 31, 2013	-	-
Issued	380,000	1.21
Exercised	-	-
Expired
Outstanding at September 30, 2014	380,000	$1.21

In 2014, the Company issued an aggregate 380,000 preferred stock warrants in connection with services provided. The warrants are exercisable for three to five years from the date of issuance at an exercise prices from $0.50 to $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 287.80% to 319.28%, risk free rate of 0.77% to 1.67% and expected life of 3.00 to 5.00 years. The determined estimated fair value of $105,540 was charged to operations during the nine months ended September 30, 2014.

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at September 30, 2014:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price

$0.015	3,000,000	6.42	$0.015	-	$0.015
0.02	250,000	6.45	0.02	250,000	0.02
0.06	3,000,000	3.67	0.06	3,000,000	0.06
0.09	250,000	4.18	0.09	250,000	0.09
0.095	500,000	4.30	0.095	500,000	0.095
0.10	650,000	3.44	0.10	650,000	0.10
0.13	500,000	2.59	0.13	500,000	0.13
0.17	4,500,000	2.52	0.17	4,500,000	0.17
0.19	1,000,000	1.85	0.19	1,000,000	0.19
0.22	175,000	2.50	0.22	175,000	0.22
0.70	75,000	0.94	0.70	75,000	0.70
0.80	350,000	0.32	0.80	350,000	0.80
1.00	350,000	0.79	1.00	350,000	1.00
1.25	523,000	0.36	1.25	523,000	1.25
1.40	350,000	0.70	1.40	350,000	1.40
1.63	20,000	0.71	1.63	20,000	1.63
1.84	35,000	0.67	1.84	35,000	1.84
5.00	1,517,434	2.10	5.00	1,517,434	5.00
Total	17,045,434	3.31	$0.64	14,045,434	$0.78

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	19,285,934	$0.76
Issued	-	-
Exercised	-	-
Expired	(5,087,500)	0.47
Outstanding at December 31, 2013	14,198,434	0.86
Issued	3,250,000	0.015
Exercised	--	--
Expired	(403,000)	(3.14)
Outstanding at September 30, 2014	17,045,434	$0.64

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The fair value of the options were determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 304.56% to 305.19%; and Risk Free rate: 2.13% to 2.14%

Total stock-based compensation expense for options for the nine months ended September 30, 2014 and 2013 amounted to $13,750 and $10,000, respectively.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014 and 2013, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Notes 5). Also, certain directors and officers made short-term or longer term loans as discussed in Note 6. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $66,915 and $40,229 for the nine months ended September 30, 2014 and 2013, respectively (Note 6).

NOTE 13 – SUBSEQUENT EVENTS

Equity:

Preferred stock:

In 2014, the Company issued an aggregate of 129,500 warrants to purchase Series A preferred stock for services rendered and a debt obligation, with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In 2014, the Company issued an aggregate of $300,000 convertible notes due two years from the date of issuance with interest, due at maturity, of 10% per annum. The notes are convertible into common stock at $0.05 per share, at the holders’ election 6 months after issuance. In connection with the issuance, the Company issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Board members were issued $50,000 in notes and 500,000 common stock warrants.

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

For the nine months ended September 30, 2014 and 2013, we had significantly inadequate revenues and incurred a net loss of $765,270 and $440,279, respectively, from operations. The increase in net loss was primarily attributable to an increase in ‘Payroll and related expenses’, as detailed below. Cash used in operating activities was $662,364 for the nine months ended September 30, 2014. Cash used in operating activities was $471,859 for the year ended December 31, 2013. Based upon projected operating expenses, we believed that our working capital as of September 30, 2014 might not have been sufficient to fund our plan of operations for the next twelve months.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Revenues totaled $24,745 and $32,786 for the three months ended September 30, 2014 and 2013, respectively. We earned revenue during the three months ended September 30, 2014 and 2013 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $297,543 for the three months ended September 30, 2014, as compared to $92,453 for the three months ended September 30, 2013, an increase of $205,090. Stock based compensation was $196,877 and $-0- for the three months ended September 30, 2014 and 2013, respectively. The increase mainly resulted from preferred warrants issued to service providers and preferred shares issued for payment of services. Salaries were $86,922 and $74,826 in the three months ended September 30, 2014 and 2013, respectively. Employee benefits were $13,744 and $17,627 in the three months ended September 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses amounted to $98,108 for the three months ended September 30, 2014, as compared to $48,084 for the three months ended September 30, 2013, an increase of $50,024. Service fees were $47,639 and $6,965 for the three months ended September 30, 2014 and 2013, respectively. The primary reason for the increase in service fees were consulting services in the 2014 year. Occupancy expense was $5,867 and $3,646 for the three months ended September 30, 2014 and 2013, respectively. Telecommunications expense was $11,088 and $13,662 for the three months ended September 30, 2014 and 2013, respectively. Accounting expenses increased to $5,578 for the three months ended September 30, 2014 from $-0- for the three months ended September 30, 2013. In 2014, we incurred outside accounting services as compared to 2013. Travel, marketing, insurance and legal expense were $5,770, $725, $19,718 and $(1,614) in the three months ended September 30, 2014 compared with $35, $-0-, $22,080 and $248 in the three months ended September 30, 2013. The increase in legal expenses is primarily attributable to fees associated with the creation of the joint-venture, Progress Advocates LLC, the settlement negotiations with Dreier LLP and the evaluation and implementation of a change in our capital structure. Other miscellaneous general and administrative expenses were $248 and $1,448 for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense. For the three months ended September 30, 2014 and 2013, we recorded depreciation expense of $-0- and $303, respectively.

Gain on change in fair value of derivative liabilities. During the three months September 30, 2014, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended September 30, 2014 and 2013, we recorded a loss on change in fair value of these derivative liabilities of $119,001 and $272,280, respectively.

Gain on settlement of debt. During the three months September 30, 2013, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $-0- and $53,829 for the three months ended September 30, 2014 and 2013, respectively.

Interest (expense). We recorded interest expense of $93,442 for the three months ended September 30, 2014 compared to interest expense of $73,731 for the three months ended September 30, 2013. Interest expense increased due to the issuance of new notes in 2014.

Amortization of deferred debt discount. Amortization expense of $14,441 and $4,258 was incurred for the three months ended September 30, 2014 and 2013, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2014.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Revenues totaled $109,816 and $110,720 for the nine months ended September 30, 2014 and 2013, respectively. We earned revenue during the nine months ended September 30, 2014 and 2013 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $589,478 for the nine months ended September 30, 2014, as compared to $317,653 for the nine months ended September 30, 2013, an increase of $271,825. Stock based compensation was $297,790 and $10,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase mainly resulted from preferred warrants issued to service providers and preferred shares issued for payment of services. Salaries were $254,201 and $247,974 in the nine months ended September 30, 2014 and 2013, respectively. Employee benefits were $37,488 and $69,679 in the nine months ended September 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses amounted to $420,687 for the nine months ended September 30, 2014, as compared to $266,932 for the nine months ended September 30, 2013, an increase of $153,755. Service fees were $209,951 and $25,380 for the nine months ended September 30, 2014 and 2013, respectively. The primary reason for the increase in service fees were consulting services provided by our CEO who converted to payroll in the 2014 year and other service providers. Occupancy expense was $22,087 and $12,262 for the nine months ended September 30, 2014 and 2013, respectively. Telecommunications expense was $44,003 and $40,384 for the nine months ended September 30, 2014 and 2013, respectively. Accounting expenses decreased to $26,156 for the nine months ended September 30, 2014 from $78,127 for the nine months ended September 30, 2013. In 2014, we did not incur outside auditor fees as compared to our annual cost in 2013. Travel, marketing, insurance and legal expense were $12,707, $3,896, $55,912 and $39,050 in the nine months ended September 30, 2014 compared with $3,362, $18,396, $76,843 and $4,438 in the nine months ended September 30, 2013. The decrease in insurance expenses is attributable to changes in coverage. The increase in legal expenses is primarily attributable to fees associated with the creation of the joint-venture, Progress Advocates LLC, the settlement negotiations with Dreier LLP and the evaluation and implementation of a change in our capital structure. Other miscellaneous general and administrative expenses were $725 and $7,740 for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense. For the nine months ended September 30, 2014 and 2013, we recorded depreciation expense of $-0- and $908, respectively.

Gain on change in fair value of derivative liabilities. During the nine months September 30, 2014, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the nine months ended September 30, 2014 and 2013, we recorded a gain on change in fair value of these derivative liabilities of $426,339 and $277,239, respectively.

Gain on settlement of debt. During the nine months September 30, 2014 and 2013, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $320 and $53,829 for the nine months ended September 30, 2014 and 2013, respectively.

Interest (expense). We recorded interest expense of $262,660 for the nine months ended September 30, 2014 compared to interest expense of $223,227 for the nine months ended September 30, 2013. Interest expense increased due to the issuance of new notes in 2014.

Amortization of deferred debt discount. Amortization expense of $28,920 and $73,347 was incurred for the nine months ended September 30, 2014 and 2013, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,302,360 and cash and cash equivalents totaling $53,598. We reported a net loss of $765,270 for the nine months ended September 30, 2014. Net cash used in operating activities was $662,364 for the nine months ended September 30, 2014. Cash flow provided by financing activities was $708,750 for the nine months ended September 30, 2014. As of December 31, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,066,230 and cash and cash equivalents totaling $7,212.

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

Accounts Receivable

We extend credit to large, mid-size and small companies for the use of its software solutions. At September 30, 2014, two clients represented receivables of $10,000 (45%) and $10,000 (45%). At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). As of September 30, 2014 and December 31, 2013, no allowance for doubtful accounts has been recognized.

We had two clients accounting for 11.32% and 67.89%; (total of 79.21%) of total revenues for the three months ended September 30, 2014, respectively, and had three clients accounting for 14.40%, 39.14% and 27.19%; (total of 80.73%) of total revenues for the nine months ended September 30, 2014.

We had two clients accounting for 45.8% and 45.8%; (total of 91.6%) of total revenues for the three months ended September 30, 2013, respectively, and had two clients accounting for 40.7% and 40.6%; (total of 81.3%) of total revenues for the nine months ended September 30, 2013.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2014 and December 31, 2013, we did not have any derivative instruments that were designated as hedges.

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

Management believes that its unaudited condensed financial statements for the three and nine months ended September 30, 2014 and 2013 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended September 30, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2010, we repaid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2014. As of September 30, 2014, this note has matured and is still outstanding and is in default at this time.

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

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at September 30, 2014. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at September 30, 2014. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of September 30, 2014. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt.

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

_________

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

