Form 10-K
period 2014-12-31
DEBT RESOLVE INC
filed 2015-04-15
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $1,550,532. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 15, 2015, 98,187,082 shares of the registrant’s Common Stock were outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by federal securities laws, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, including under Item 1A, “Risk Factors,” which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

Debt Resolve, Inc. is a Delaware corporation formed in April 1997. Our primary business in 2014 is providing software solutions to consumer lenders or those collecting on consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We will pursue these markets as well as our traditional markets. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

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

Importantly however, during the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014, Progress Advocates, LLC, a Debt Resolve joint venture (see Note 14, Non-controlling interest) was launched to provide document preparation for U.S. Department of Education based loan modification services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started during 2014. This initiative has resulted in the development of a new on-line consumer to consumer debt negotiation service, named Settl.it, which will charge a fee per transaction. This product is in beta test with launch scheduled for the end of April 2015. Each of these new business initiatives will increase as its respective revenue and profit based on the rate of marketing investment. This will allow us to manage our growth in line with available financial resources. It is anticipated that both new businesses will be accretive to our 2015 financial results.

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

Utilizing the financial resources provided by these new initiatives, a plan has been developed for 2015 to re-purpose the traditional Debt Resolve Solution into a more fully featured Accounts Receivable Management (ARM) solution for the healthcare industry. When completed, we expect hospitals and medical groups will look to Debt Resolve for the low cost collection and management of patient pay receivables, the fastest growing debt in their industry, from billing to charge offs.

Corporate and Background Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. On May 7, 2003, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc.

Our principal executive offices are located at 1133 Westchester Ave., Suite S-223, White Plains, New York 10604, and our telephone number is (914) 949-5500. As of December 31, 2014, we had one subsidiary, Progress Advocates LLC. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

Our Strengths

Through formal focus groups and one-on-one user studies conducted by us with consumer debtors who would be potential candidates to use the original Debt Resolve system, we designed the system to be user-friendly and easily navigated.

We believe our Debt Resolve Solution have a number of key features that make them unique and valuable:

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

We believe the main advantages to consumer debtors in using our Debt Resolve Solution are:

•	A greater feeling of control over the debt collection process.

•	Confidentiality, security, ease-of-use and 24-hour access.

•	A less threatening experience than dealing directly with debt collectors.

Our Industry

Debt Collection Industry

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

Federal Student Loan Document Preparation Industry

In 1992, President H.W. Bush signed the first bill authorizing U.S. government backed student loans. The William D. Ford Federal Direct loan Program, in 2007, was the beginning of Department of Education involvement in the issuance of student loans directly to students. Then, in 2010, President Obama signed the Health Care and Education Reconciliation Act (HCERA), beginning government programs aimed at reducing the cost and burden of these Federal Direct Student Loan repayment for new graduates. Subsequently, in 2012 and 2014, President Obama signed Executive orders to expand these programs to all Federal Direct Student Loan borrowers who have graduated from 2007 to present. While there are three separate programs, they all fall into the categories of Income Based Repayment Plans, known as ‘Pay as you Earn’ and Student Loan Forgiveness.

Companies in this industry, 1) advise the clients on the availability and details of each program, 2) determine an initial estimate of the loan modification and subsequent cost savings available for the client, 3) with input from the clients, prepare the documentation for submission to the U. S. Department of Education (DOE), 4) with client approval, submit the documentation to DOE on the client’s behalf. Based on the data provided, DOE responds with an offer of loan modification or loan forgiveness directly to the client. For this submission, companies charge a fee.

While many companies in the industry end their services upon submission, others offer to monitor the clients account for delinquency and work with clients on annual renewal submissions to DOE. For these services, an additional small fee is usually paid.

The opportunity within this industry is enormous. As of 2014, 20 million students per year were graduating with student loan debt, both Federal and private. Since the 2010 HCERA, government subsidies for private loans has ended and the majority of student loans are Federal. The gravity of the student loan burden is reflected in this data: DOE states that as of FY 2014 Q3, there is $98 billion Federal Loans in default (unpaid for over 270 days), which represents 7 million borrowers.

Our Business Growth Strategy

Our business strategy significantly evolved during 2014 from a single goal of becoming an important participant in the ARM industry by making our Debt Resolve Solution a key collection tool at all stages of delinquency to diversifying into new industries that can leverage our core competencies and financial assets. The key elements of our business growth strategy are to:

•

Develop Progress Advocates LLC into a profitable growth business that is sustainable in an industry of changing regulations and operating conditions. Included in this development are industry leading practices from technology integration to customer education and care. A key focus is to expand the marketing plan of external lead purchases with prospect self-identification through branded web properties and social media participation. Education programs will be available to explain the government programs and terminology, help consumers with debt management, and where to go for other resources. The goal is to develop a customer relationship that benefits the consumer, develops brand awareness and encourages our inclusion in the consumer’s social media world.

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the consumer to consumer debt resolution and collection space. This product, named Settl.it, was designed and development initiated in 2014. It is currently in beta testing and will be launched in April 2015. Settl.it will utilize our patented blind bidding system that we license and will be one of the first products available with online negotiations technology. Designed to be simple to understand, easy to use, but an effective collection tool, our goal is to make Settl.it an online leader in this industry. In addition, the product was designed to be enhanced at a future date to meet the needs of the small business marketplace.

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the ARM market. The initial focus will be the health industry including hospitals and medical practices. Our solution will offer a single vendor revenue management system from day one billing through late stage collections. Our partners in this solution are experienced professionals with health industry experiences including billing, call center management, and all stages of bill collections. Another focus will be a complete solution for auto financing companies. Our partner in providing this solution will be a current client and national payment processor. In both industries, the marketing strategy will center on building a customer success story and leveraging that reference account with marketing materials, industry speaking engagements, and our partner’s sales team to expand to similar industry accounts.

•

Leverage our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. For Debt Resolve, each purchase will aim to be accretive to earnings and leverage our assets with little additional expense. For our partners, our involvement is aimed to accelerate their growth and profitability. In combination with our equity structure, this will allow them to monetize their years of hard work building a private company. The Progress Advocates LLC joint venture was our first such investment. Our intent is to attract others that will be synergistic to our current portfolio and offer the benefits described above.

Technology License and Proprietary Technology

At the core of our Debt Resolve Solution and Settl.it online product is a patent-protected bidding methodology co-invented by the co-founders of our company. We originally entered into a license agreement in February 2003 with the co-founders for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551, issued by the U.S. Patent and Trademark Office on December 11, 2001 for “Computerized Dispute and Resolution System and Method” worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. Four subsequent patents have been issued and form a five patent “cluster” underpinning our license agreement. In June 2005, we amended and restated the license agreement in its entirety. The license agreement can be found in our SEC filings.

The licensed usage is limited to the creation of software and other code enabling an automated system used solely for the settlement and collection of delinquent, defaulted and other types of credit card receivables and other consumer debt and specifically excludes the settlement and collection of insurance claims, tax and other municipal fees of all types. The licensed usage also includes the creation, distribution and sale of software products or solutions for the same aim as above and with the same exclusions. In lieu of cash royalty fees, the co-founders have agreed to accept stock options to purchase shares of our common stock.

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

There are many new competitors entering the online collections market at this time. We are very closely monitoring their functionality to prevent an infringement of our patented settlement engine. Several cease and desist letters were sent in 2012 and 2013 to potential infringers to stop using technology that appears to use our protected process, and we will vigorously enforce our rights to protect our technology.

The Federal Student Loan document preparation industry is comprised of numerous small companies. Due to the newness of the industry, little data is available on the economics of participation.

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

Our joint-venture, Progress Advocates LLC, operates within the sphere of influence of the U.S. Department of Education and could be impacted by any ensuing regulatory change. In addition, the laws under which DOE issues student loans and subsequent loan modification and forgiveness could be subject to new laws or Presidential orders.

Employees

As of April 15, 2015, we had two full-time employees and two independent contractors. Our employees and contractors are based at our corporate headquarters in White Plains, New York. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees and contractors are good.

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

For the years ended December 31, 2014 and 2013, we had inadequate revenues and incurred net losses of $809,112 and $474,882, respectively. Cash used in operating activities for operations was $941,607 and $471,859 for the years ended December 31, 2014 and 2013, respectively. Based upon projected operating expenses, we believe that our working capital as of April 15, 2015 may not be sufficient to fund our plan of operations for the next 12 months. While the execution of our new strategy and new businesses may mitigate this concern, any continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that we will prove successful.

We need to raise additional capital in order to be able to accomplish our business plan objectives. We have historically satisfied our capital needs primarily from the sale of debt and equity securities. We are continuing our efforts to secure additional funds through debt and/or equity instruments. The principal sources of capital for us are private individual accredited investors and investment banks specializing in raising capital for micro-cap companies like us. Since 2009, the principal source of funding for us has been these private accredited investors, who have invested in notes (including convertible notes) and in stock purchases. Also, a bank loaned us $300,000, of which $50,000 was still outstanding as of December 31, 2014. On April 15, 2015, there remains $25,000 still outstanding. Finally, board members and management have loaned us $1,183,782 that has not been repaid or some may be converted to stock and has provided either short term or longer term capital to us. These totals do not include other short term loans principally from non-affiliated third parties that were loaned to us and repaid since 2009.

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

The business plan for Progress Advocates LLC requires a large investment in marketing to provide the leads required to sustain anticipated sales transactions and revenue. Each month the marketing investment must be spent at the beginning of the month to generate revenues during the rest of the month. Funds may not be available to spend at these levels, thus reducing the anticipated sales and revenues.

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

We do not hold patents on our consumer debt-related product, but rather license technology for our Debt Resolve Solution and our Settl.it product from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into the Debt Resolve Solution as a key component. This license agreement presents the possibility of a conflict of interest in the event that issues arise with respect to the licensed intellectual property rights, including the prosecution or defense of intellectual property infringement actions, where our interests may diverge from those of the co-founders. The license agreement provides that we will have the right to control and defend or prosecute, as the case may require, the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of the co-founders. Our interests with respect to such pleadings and settlements may be at odds with those of the co-founders.

Under the terms of our license agreement, the co-founders of our company will be entitled to receive stock options to purchase shares of our common stock if and to the extent the licensed technology produces specific levels of revenue for us. They will not be entitled to receive any stock options for other debt collection activities such as off-line settlements or transactions not involving the Debt Resolve Solution technology. The license agreement may present the co-founders with conflicts of interest.

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

Our auditors have issued a Going Concern Statement.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $809,112 and $474,882 for the years ended December 31, 2014 and 2013 respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,197,474 as of December 31, 2014. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Federal laws and regulations may limit Progress Advocates LLC’s ability to offer document preparation services for the modification and consolidation of U.S. student loans. We cannot predict if the current government programs allowing these modifications will continue to be offered by the U.S. Department of Education in similar form or substance to the current offering upon which Progress Advocates offers its services.

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

Any penetration of our network security or other misappropriation of consumers’ personal information could subject us to liability in both our Settl.it and Debt Resolve Solution businesses. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

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

All of our assets now owned or hereafter acquired, and all proceeds therefrom, including accounts receivable and technology, are subject to liens in favor of the Internal Revenue Service for delinquent payroll taxes from 2011-2013 (see Note 12 to our Notes to Financial Statements), and certain investors who purchased our series D convertible notes (see Note 8 to our Notes to Financial Statements). While we are not currently in default under either of these obligations, our failure to comply with the terms of these obligations (which, for example, require monthly payments to the IRS) could entitle the IRS to declare all obligations to be immediately due and payable. If we were unable to service the obligations, the lien holders could foreclose on the assets that serve as collateral. As a result, following an event of default under these obligations and enforcement against the collateral, the lien holders will be entitled to be repaid in full from the proceeds of all the pledged assets owned by us now or hereafter acquired securing the obligations owed to them before any payment is made to the holders of our common stock from the proceeds of that collateral. Additionally, the holders of the liens will receive all proceeds from any realization on the collateral or from the collateral or proceeds thereof in any insolvency proceeding, until the obligations secured by the liens are paid in full.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

We currently occupy office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party at a monthly rate of $3,500.

ITEM 3. Legal Proceedings

Lawsuits from vendors

Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. The first installment of $10,000 was paid on October 10, 2014. The last five installments of $2,500 were paid on November 10, 2014, December 11, 2014, January 12, 2015, February 11, and March 10, 2015, respectively. The full amount, less settlement payment made, in dispute was included in the Company’s accounts payable at December 31, 2014.

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the OTC Pink marketplace from January 1, 2013 to present:

	Year ended December 31,
	2014		2013
Quarter	High	Low	High	Low
First	$0.05	$0.01	$0.07	$0.05
Second	$0.045	$0.01	$0.05	$0.04
Third	$0.03	$0.01	$0.05	$0.02
Fourth	$0.02	$0.004	$0.03	$0.01

As of April 15, 2015, there were approximately 2,000 record holders of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in “nominee” or “street” name.

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

None

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

Overview

Our primary business in 2014 was providing software solutions to consumer lenders or those collecting on those consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States, Europe and Asia. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We will pursue these markets as well as our traditional markets. We do not anticipate any material incremental costs associated with developing our capabilities and marketing to these creditors, as our existing Debt Resolve solutions can already handle most types of debt, and we make contact with these creditors in our normal course of business. However, we are continually upgrading our solutions to address specific client needs or to open new markets for our web solutions with our existing staff.

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

For the years ending December 31, 2014 and 2013, we had significantly inadequate revenues and incurred a net loss from operations of $809,112 and $474,882, respectively. Cash used in operating activities was $941,607 for the year ended December 31, 2014. Cash used in operating activities was $471,859 for the year ended December 31, 2013. Based upon projected operating expenses, we believed that our working capital as of December 31, 2014 was not sufficient to fund our plan of operations for the next twelve months.

However, in 2014 and 2015, we have raised capital for our day-to-day operations from accredited investors, though no assurance can be provided that we will continue to be able to do so. There is also no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or positive cash flow is generated from operations, there is also a risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Importantly, however, during the course of 2014, a new strategy was developed to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. In December 2014, Progress Advocates LLC, a Debt Resolve joint venture (see Note 14, Non-Controlling Interest), was launched to provide services to holders of student loans. Its early success is supportive of current forecasts for both revenue and profitability, significant to our business viability. A second initiative to support our new strategy was also started in 2014. This initiative has resulted in the development of a new on-line consumer to consumer debt negotiation service, named Settl.it, which will charge a fee per transaction. Anticipated launch of this application is April 2015. Each of these businesses will increase its respective revenue and profit based on the rate of marketing investment. This will allow us to manage our growth in line with available financial resources. It is anticipated that both new businesses will be accretive to our 2015 financial results.

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

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

Revenues

Revenues totaled $155,976 and $144,300 for the years ended December 31, 2014 and 2013, respectively. We earned revenue during the years ended December 31, 2014 and 2013 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, in December 2014, we began earning revenue as fees for providing student loan services.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $603,828 for the year ended December 31, 2014, as compared to $372,651 for the year ended December 31, 2013, an increase of $231,177. The increase mainly resulted from the stock based compensation expense in 2014 for $193,214 compared to $10,000 in 2013, and increase in personnel. Salaries were $359,100 and $285,763 in the year ended December 31, 2014 and 2013, respectively. Employee benefits were $57,763 and $86,888 in the year ended December 31, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses amounted to $721,717 for the year ended December 31, 2014, as compared to $347,659 for the year ended December 31, 2013, an increase of $374,058. Service fees were $387,442 and $75,867 for the year ended December 31, 2014 and 2013, respectively, the increase being primarily attributable to higher stock-based and cash paid consulting fees. Occupancy expense was $29,500 and $17,178 for the years ended December 31, 2014 and 2013, respectively. Telecommunications expense was $55,002 and $49,479 for the year ended December 31, 2014 and 2013, respectively. Accounting expenses decreased to $52,156 for the year ended December 31, 2014 from $78,127 for the year ended December 31, 2013. We had less accounting services and billings received in 2014, whereas in 2013 more accounting services and billings were received in the 2012 year. Travel, marketing, insurance and legal expense were $15,654, $48,617, $66,127 and $53,721 in the year ended December 31, 2014 compared with $4,445, $21,914, $94,652 and $4,503 in the year ended December 31, 2013. Other miscellaneous general and administrative expenses were $725 and $1,494 for the year ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense. For the year ended December 31, 2014 and 2013, we recorded depreciation expense of $-0- and $908, respectively. Depreciation expense for the year ended December 31, 2014 is $-0- due to the full depreciation of our assets.

Gain on change in fair value of derivative liabilities. For the year ended December 31, 2014 and 2013, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the year ended December 31, 2014 and 2013, we recorded a gain on change in fair value of these derivative liabilities of $743,924 and $421,050, respectively.

Gain on settlement of debt. For the year ended December 31, 2014 and 2013, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $320 and $53,829 for the year ended December 31, 2014 and 2013, respectively.

Interest (expense). We recorded interest expense of $379,829 for the year ended December 31, 2014 compared to interest expense of $298,640 for the year ended December 31, 2013. Interest expense increased due to the issuance of new notes in the later part of 2013 and 2014.

Amortization of deferred debt discount. Amortization expense of $46,331 and $74,203 was incurred for the year ended December 31, 2014 and 2013, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts on older notes.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,197,474 and cash and cash equivalents totaling $55,605. We reported a net loss of $809,112 for the year ended December 31, 2014. Net cash used in operating activities was $941,607 for the year ended December 31, 2014. Cash flow provided by financing activities was $990,000 for the year ended December 31, 2014. As of December 31, 2013, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,066,230 and cash and cash equivalents totaling $7,212.

Our working capital as of the date of this report is negative and may not be sufficient to fund our plan of operations for the next year.

On January 25, 2015, Debt resolve, Inc. entered into an agreement whereby four of the company’s directors (Gary Martin, Raymond Conta, James Brakke, and Stanley Freimuth) will make available to the company a $400,000 credit line for working capital needs for a period of up to four years. The interest rate on funds utilized by the company is 5.25% (reflecting the lender’s cost of borrowing such funds). Borrowings under the agreement are unsecured and non-convertible, and are due and payable at any time upon 30 days written notice to Debt Resolve.

We have raised capital for our day-to-day operations since our inception through year end 2014; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or we reach cash flow breakeven, there is also a significant risk of insolvency. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given our delay in generating meaningful revenue. Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of April 15, 2015, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2014 and 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Accounts Receivable

In the course of doing business, we extend credit to large, mid-size and small companies for collection services. At December 31, 2014, one client represented receivables of $10,000 (35%). At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2014 and 2013, no allowance for doubtful accounts has been booked.

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, we did not have any derivative instruments that were designated as hedges.

At December 31, 2014 and 2013, we had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares.

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

As of December 31, 2014 or 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures. The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 9 to the financial statements are that of volatility and market price of the underlying common stock of the Company.

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

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows. Refer to page F-11 in Our Consolidated Financial Statements for details regarding recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2014 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

DEBT RESOLVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheets of Debt Resolve, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses from operations and has significant negative working capital as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP
Glastonbury, Connecticut
April 15, 2015

DEBT RESOLVE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$55,605	$7,212
Accounts receivable, net	28,732	28,564
Prepaid expenses	32,743	48,384
Total current assets	117,080	84,160

Other assets:
Deposits	-	1,000

Total assets	$117,080	$85,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,388,245	$3,161,647
Due to shareholders	458,796	455,329
Deferred revenue	25,343	-
Notes payable, current portion	427,867	452,867
Notes payable-related parties	298,221	295,221
Convertible short-term notes, net of deferred debt discount of $-0- and $114 as of December 31, 2014 and 2013, respectively	228,500	257,386
Lines of credit, related parties	151,000	151,000
Derivative liabilities	336,582	376,940
Total current liabilities	5,314,554	5,150,390

Long term debt:
Bank loan, long term portion	-	50,000
Notes payable, related party, net of unamortized debt discount of $25,011 and $-0- as of December 31, 2014 and 2013, respectively	404,989	118,000
Convertible long-term notes, related parties
Convertible long-term notes, net of deferred debt discount of $79,919 and $171 as of December 31, 2014 and 2013, respectively	1,749,581	1,054,329
Total liabilities	7,469,124	6,372,719

Stockholders' deficiency:

Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; 595,000 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively	595	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,187,082 and 98,137,703 issued and outstanding as of December 31, 2014 and 2013, respectively	98,187	98,138
Additional paid in capital	66,620,813	66,834,457
Accumulated deficit	(74,029,266)	(73,220,154)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(7,309,671)	(6,287,559)
Non-controlling interest	(42,373)	-
Total stockholders' deficiency	(7,352,044)	(6,287,559)

Total liabilities and stockholders' deficiency	$117,080	$85,160

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013

Revenues:	$155,976	$144,300

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	603,828	372,651
Selling, general and administrative expenses	721,717	347,659
Depreciation and amortization	-	908
Total costs and expenses	1,325,545	721,218

Net loss from operations	(1,169,569)	(576,918)

Other income:
Gain on change in fair value of derivative liabilities	743,924	421,050
Gain on settlement of debt	320	53,829
Interest expense	(379,829)	(298,640)
Amortization of debt discounts	(46,331)	(74,203)
Total other income	318,084	102,036

Net loss before provision for income taxes	(851,485)	(474,882)

Income tax (benefit)	-	-

Net loss	(851,485)	(474,882)

Net loss attributable to non-controlling interest	42,373	-

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(809,112)	$(474,882)

Net loss per common share -basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	98,159,754	95,515,785

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

TWO YEARS ENDED DECEMBER 31, 2014

					Additional		Non-
	Preferred stock		Common stock		Paid In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2012	-	$-	90,137,703	$90,138	$67,221,499	$(72,745,272)	$-	$(5,433,635)
Sale of common stock and warrants	-	-	8,000,000	8,000	392,000	-	-	400,000
Fair value of warrants to consultants issued for services	-	-	-	-	8,948	-	-	8,948
Fair value of vesting options issued to employees for services	-	-	-	-	10,000	-	-	10,000
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(797,990)	-	-	(797,990)
Net loss	-	-	-	-	-	(474,882)	-	(474,882)
Balance, December 31, 2013	-	-	98,137,703	98,138	66,834,457	(73,220,154)	-	(6,287,559)
Common shares issued in settlement of convertible note payable and accrued interest	-	-	49,379	49	5,876	-	-	5,925
Preferred shares issued for payment of services	595,000	595	-	-	177,905	-	-	178,500
Beneficial conversion feature related to convertible notes	-	-	-	-	150,976	-	-	150,976
Fair value of vesting options issued to employees for services	-	-	-	-	17,500	-	-	17,500
Fair value of preferred stock warrants issued for services	-	-	-	-	137,665	-	-	137,665
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(703,566)	-	-	(703,566)
Net loss	-	-	-	-	-	(809,112)	(42,373)	(851,485)
Balance, December 31, 2014	595,000	$595	98,187,082	$98,187	$66,620,813	$(74,029,266)	$(42,373)	$(7,352,044)

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(851,485)	$(474,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	908
Amortization of debt discounts	46,331	74,203
Stock based compensation	333,665	18,948
Gain on settlement of debt	(320)	(53,829)
Gain on change in fair value of derivative liability	(743,924)	(421,050)
Changes in operating assets and liabilities:
Accounts receivable	(168)	34,358
Prepaid expenses	15,641	(18,348)
Security deposit	1,000	-
Accounts payable and accrued liabilities	228,843	345,836
Due to shareholders	3,467	21,997
Deferred revenue	25,343	-
Net cash used in operating activities	(941,607)	(471,859)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	400,000
Proceeds from short term notes, related party	-	110,221
Repayment of short term notes	(75,000)	(75,000)
Proceeds from long term notes	750,000	-
Proceeds from long term notes, related party	325,000	13,000
Repayments of long term notes, related party	(10,000)	-
Net cash provided by financing activities	990,000	448,221

Net increase (decrease) in cash and cash equivalents	48,393	(23,638)
Cash at beginning of period	7,212	30,850

Cash at end of period	$55,605	$7,212

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$25,657	$10,386
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$150,976	$-
Common shares issued in settlement of note payable and accrued interest	$5,925	$-

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

In December 2014, the Company, jointly with LSH, LLC, organized Progress Advocates LLC, a Delaware limited liability company for the purpose to provide services in the student loan document preparation industry with ownership interests of 51% and 49% for the Company and LSH, LLC, respectively. In connection with the organization, the Company issued warrants to LSH, LLC to acquire an aggregate of 1,500,000 shares of the Company’s Series A Preferred Stock (Note 10) at $0.50 per share expiring December 7, 2019. Of the issued warrants, 250,000 warrants vested immediately with the remaining 1,250,000 warrants vesting on performance criteria, as defined.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The non-controlling interest represents the minority owners’ share of its net operating results.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

Revenues for the preparation of student loan documentation are earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completed, delivered and accepted student loan package. The Company may sell its products separately or in various bundles that include multiple elements such as upfront fees, monitoring and other services.

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2014 and 2013, the Company had deferred revenues of $25,343 and $-0-, respectively.

Concentrations of Credit Risk

The Company’s consolidated financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable and Sales Concentration

The Company extends credit to large, mid-size and small companies for collection services. At December 31, 2014, one client represented receivables of $10,000 (35%) At December 31, 2013, three clients represented receivables of $6,044 (21%), $10,000 (35%) and $10,000 (35%). The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2014 and 2013, no allowance for doubtful accounts has been recorded.

The Company had three clients accounting for 17%, 38% and 20% of total revenue for the year ended December 31, 2014 and two clients accounting for 42% and 42% of total revenue for the year ended December 31, 2013.

Cash and Cash Equivalents

For purposes of the consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

As of December 31, 2014 or 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 9 are that of volatility and market price of the underlying common stock of the Company.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Property and equipment is fully depreciated as of December 31, 2014 and 2013.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 131,119,754 and 109,704,119 for the years ended December 31, 2014 and 2013, respectively.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10 requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Total stock-based compensation expense for the years ended December 31, 2014 and 2013 amounted to $333,665 and $18,948, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2014 and 2013, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares.

Recent accounting pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $851,485 and $474,882 for the years ended December 31, 2014 and 2013 respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,197,474 as of December 31, 2014 and is in default on certain debt obligations (see Note 6). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Accounts payable	$1,025,919	$1,133,422
Accrued interest	1,473,686	1,121,942
Payroll and related accruals, net of advance to employees	888,640	906,283
Total	$3,388,245	$3,161,647

During the year ended December 31, 2014, the Company settled an accounts payable of $320 for $-0- resulting in a gain on settlement of debt of $320.

During the year ended December 31, 2013, the Company settled an accounts payable of $63,829 for $10,000 resulting in a gain on settlement of debt of $53,829.

NOTE 5 – NOTES PAYABLE

As of December 31, 2014 and 2013, short term notes are as follows:

	2014	2013
Bank loans	$50,000	$125,000
Investor notes payable, 12% per annum, currently in default	377,867	377,867
Total	427,867	502,867
Less current portion	427,867	452,867
Long term portion (only bank loan)	$-0-	$50,000

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Bank loans

On October 7, 2011, a bank loan (unsecured) was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 matured on December 1, 2014, and guaranteed by a director. During the years ended December 31, 2014 and 2013, the Company repaid $75,000, and $75,000, respectively. The outstanding balance on the bank loan as of December 31, 2014 and 2013 is $50,000 and $125,000, respectively.

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

Investor Note 2

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012, which has passed. This note is guaranteed by a stockholder. As of December 31, 2014 and 2013, this note is in default.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2014 and 2013, notes payable, related parties are as follows:

	2014	2013
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated May 27, 2011	-	10,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	10,000
Convertible note payable, dated September 16, 2013	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014	25,000	-
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $14,833	185,167	-
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $3,235	21,765	-
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $3,761	21,239	-
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $3,182	46,818	-
Total	703,210	413,221
Less current portion	298,221	295,221
Long term portion	$404,989	$118,000

As described in Note 8 below, On July 22, 2010, investors loaned the Company an aggregate of $260,000 on three-year Series C Convertible Notes with an interest rate of 14%, of which $15,000 was a related party. See Note 8 for full details.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

On May 27, 2011, a stockholder and Board member loaned an additional $15,000 (unsecured) (of which $5,000 has been repaid in 2011 and remainder of $10,000 repaid in 2014) to the Company with a due date of September 30, 2011. The note had been extended to December 31, 2011. The loan carries interest at the rate of 12% per annum. The lender received a warrant to purchase 150,000 shares of the common stock of the Company at an exercise price of $0.25 per share. The warrant has a five year exercise period. The Company had recorded a deferred debt discount of $5,610 that was amortized over the original term of the debt.

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

As described in Note 8 below, from June 2009 to March 2010, investors loaned the Company an aggregate of $1,237,459 on three year Series A Convertible Notes with an interest rate of 14%, of which $20,000 was a related party note. See Note 8 for full description.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

On November 7, 2014, the Company issued a $25,000 secured convertible note that matures on November 7, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

On December 4, 2014, the Company issued two $25,000 secured convertible notes that mature on December 4, 2016. The notes bear interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 500,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $37,830 to additional paid in capital and a discount against the 2014 notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate from 0.69% to 0.97%, a dividend yield of 0%, and volatility of 289.98% to 306.76%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period as interest expense.

For the year ended December 31, 2014, the Company amortized $12,819 of debt discount to current period operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2014 and 2013 was $143,526 and $74,788, respectively. During the year ended December 31, 2014 and 2013, the Company recorded interest expense of $69,738 and $37,474, respectively, in connection with the notes payable to related parties.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2015	$298,221
Year ended December 31, 2016	360,000
Year ended December 31, 2017	40,000
Year ended December 31, 2018 and thereafter	30,000
Total	$728,221

NOTE 7 – LINE OF CREDIT- RELATED PARTY

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of December 31, 2014 and 2013 was $101,119 and $82,999, respectively.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

As of December 31, 2014 and 2013, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the year ended December 31, 2014 and 2013, the Company recorded $18,120 and $18,120, respectively, as interest expense.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	2014	2013
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes, net of unamortized debt discount of $-0- and $285 respectively	21,000	24,715
Bridge 2014 Convertible Notes, net of unamortized debt discount of $79,919	670,081	-
Total	1,978,081	1,311,715
Less: Current portion	(228,500)	(257,386)
Long term portion	$1,749,581	$1,054,329

Series A Convertible Notes

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,217,459 (excluding $20,000 related party, see Note 6) on three-year Series A Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In addition, the investors received 12,174,590 warrants to purchase the common stock of the Company at an exercise price of $1.00. On January 21, 2010, the exercise price was reduced to $0.40 due to certain provisions of the warrants. The exercise period of the warrants is five years. The notes were recorded net of a deferred debt discount of $1,143,268, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount was amortized over the term of the notes. During the year ended December 31, 2014 and 2013, the Company recorded amortization of the debt discount related to these notes of $-0- and $18,958, respectively.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

The notes were recorded net of a deferred debt discount of $264,324, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount was amortized over the term of the notes. During the years ended December 31, 2013 and 2012, the Company recorded amortization of the debt discount related to these notes of $-0- and $14,798, respectively.

Certain convertible note holders, representing an aggregate of $175,000 of these notes entered, into an agreement in December 2014 through March 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $50,000 are in default.

Series C Convertible Notes

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 (excluding $15,000 related party, see Note 6) on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The series C notes have a “ratchet” provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms. This “ratchet” was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement. Additionally, as a result of the delay in filing a registration statement on the aforementioned private placement”, the Series C Warrants have become “cashless”, along with the warrants from the aforementioned private placement. There is no further effect from this “ratchet” event. The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount was amortized over the term of the notes. For the years ended December 31, 2014 and 2013, the Company recorded amortization of the debt discount related to these notes of $-0- and $37,023, respectively.

Certain convertible note holders, representing an aggregate of $155,000 of these notes entered, into an agreement in December 2014 through February 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $90,000 are in default.

Series D Convertible Notes

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In addition, the investors received 250,000 warrants to purchase the common stock of the Company at an exercise price of $0.30 per share over five years. The notes were recorded net of deferred debt discount of $10,271 based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount is being amortized over the term of the notes. During the year ended December 31, 2014 and 2013, the Company recorded amortization of the debt discount relating to these notes of $285 and $3,424, respectively.

On July 21, 2014, the Company issued 49,379 shares of its common stock in settlement of $4,000 Series D Convertible Note payable and related accrued interest of $1,925.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Certain convertible note holders, representing an aggregate of $15,000 of these notes entered, into an agreement in December 2014 through February 2015 whereby their obligations were extended for a period of 18 months from the date of execution of the agreement. The terms of the agreement included a payment of accrued interest of $500 for every $25,000 of outstanding principal. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $6,000 are in default. Additionally, one note holder has filed liens against the Company on his behalf and two of his affiliates to secure payment of the obligations.

In 2014, the Company issued an aggregate of $1,050,000 (excluding $300,000 related party, see Note 6) in secured convertible notes that mature two years from the date of issuance (from January 2016 through December 2016). The notes bear interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 7,500,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $113,146 to additional paid in capital and a discount against the 2014 notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.69% to 1.10%, a dividend yield of 0%, and volatility of 287.80% to 319.28%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the year ended December 31, 2014, the Company amortized $33,227 of debt discount to current period operations as interest expense.

In addition to the above non-related party convertible notes, there was $486,000 of related party long-term convertible notes outstanding as of December 31, 2014. Please see Note 6 – Notes Payable, Related Parties for a discussion of those convertible notes.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2015	$228,500
Year ended December 31, 2016	1,829,500
Total	$2,058,000

NOTE 9 — DERIVATIVE LIABILITIES

Excessive committed shares

Beginning on April 11, 2013 through December 31, 2014, in connection with the previously issued convertible debt, stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

During the year ended December 31, 2014, the fair value of the net derivative liabilities reclassified from equity of $703,566 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 289.46% to 305.91%; risk free rate: 0.14% to 2.14%; and expected life: 2.00 to 5.00 years.

At December 31, 2013, the fair value of the derivative liabilities of $376,940 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 251.07%; risk free rate: 1.75%; and expected life: 4.41 years.

At December 31, 2014, the fair value of the derivative liabilities of $336,582 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 308.55%; risk free rate: 0.67% to 1.10%; and expected life: 2.08 to 3.29 years.

As of December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2014 and 2013, in the amount of $336,582 and $376,940 has a level 3 classification, respectively.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of two years ended December 31, 2014:

Excess Share Derivative
Balance, December 31, 2012	$-
Transfers in of Level 3 upon exceeding in authorized shares	804,860
Transfers out of Level 3 upon reduction in excess shares	(6,870)
Mark-to-market at December 31, 2013:	(421,050)
Balance, December 31, 2013	$376,940
Transfers in of Level 3 upon exceeding in authorized shares	703,566
Mark-to-market at December 31, 2014:	(743,924)
Balance, December 31, 2014	$336,582

Net gain for the period included in earnings relating to the liabilities held at December 31, 2014	$743,924

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 67% from December 31, 2013 to December 31, 2014. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

NOTE 10 — STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2014 and 2013, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which 595,000 and -0- are issued and outstanding as of December 31, 2014 and 2013, respectively.

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

On July 10, 2014, the Company issued an aggregate of 595,000 shares of its Series A Convertible Stock as payment for services rendered valued at $178,500. The Series A Convertible Stock was valued based on the underlying fair value of the Company’s common stock.

Common stock

At December 31, 2014 and 2013, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,187,082 and 98,137,703 are issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

On July 21, 2014, the Company issued 49,379 shares of its common stock in settlement of $4,000 note payable and related accrued interest of $1,925.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 11 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	28,771,600	3.12	$0.10	28,771,600	$0.10
0.11 to 0.20	12,508,334	2.14	0.15	12,508,334	0.15
0.21 to 0.30	45,706,750	1.10	0.25	45,706,750	0.25
0.31 to 0.40	3,875,000	0.16	0.40	3,875,000	0.40
Total	90,861,684	1.84	$0.20	90,861,684	$0.20

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	68,210,274	$0.29
Issued	24,100,000	0.10
Exercised	-
Expired	(574,000)	(1.40)
Outstanding at December 31, 2013	91,736,274	0.22
Issued	10,500,000	0.15
Exercised	-	-
Expired	(11,374,590)	(0.35)
Outstanding at December 31, 2014	90,861,684	$0.20

In conjunction with the sale of common stock, during the year ended December 31, 2013, the Company issued an aggregate of warrants to purchase 24,000,000 shares of common stock with an exercise price of $0.10 per share expiring five years from the date of issuance and are cashless at exercise, if elected.

During the year ended December 31, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of its common stock at $0.15 per share for five years. The warrant was valued using the Black-Scholes model and had a value of $8,948 and was charged to operations. The fair value of the options was determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 254.08%; and Risk Free rate: 0.76%.

In conjunction with the issuance of convertible notes, during the year ended December 31, 2014, the Company issued an aggregate of warrants to purchase 10,500,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 6 and 8.

Total stock-based compensation expense for common stock warrants issued for the year ended December 31, 2014 and 2013 amounted to $-0- and $8,948, respectively.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's preferred stock issued at December 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	1,585,000	4.74	$0.50	335,000	$0.50
1.00	53,000	2.45	1.00	53,000	1.00
1.50	276,500	2.46	1.50	276,500	1.50
Total	1,914,500	4.35	$0.66	664,500	$0.96

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	-	$-
Issued
Exercised
Expired
Outstanding at December 31, 2013	-	-
Issued	1,914,500	0.66
Exercised	-	-
Expired
Outstanding at December 31, 2014	1,914,500	$0.66

In 2014, the Company issued an aggregate 414,500 preferred stock warrants in connection with services provided. The warrants are exercisable for three to five years from the date of issuance at an exercise prices from $0.50 to $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 287.80% to 319.28%, risk free rate of 0.77% to 1.67% and expected life of 3.00 to 5.00 years. The determined estimated fair value of $107,732 was charged to operations during the year ended December 31, 2014.

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, the Company issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share. The first warrant for 1,000,000 shares of Debt Resolve preferred stock vests and becomes exercisable 25% upon issuance and the balance upon the achievement by Progress Advocates of specific increasing revenue goals. The second warrant for 500,000 shares of Debt Resolve preferred stock vests and becomes exercisable when Progress Advocates achieves at least $1,000,000 in cumulative “operating income.” The vested warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 290.46%, risk free rate of 1.44% and expected life of 5.00 years. The determined estimated fair value of $29,933 was recorded as compensation in majority owned subsidiary during the year ended December 31, 2014.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at December 31, 2014:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	6.17	$0.015	-	$0.015
0.02	250,000	6.10	0.02	250,000	0.02
0.06	3,000,000	3.42	0.06	3,000,000	0.06
0.09	250,000	3.93	0.09	250,000	0.09
0.095	500,000	4.05	0.095	500,000	0.095
0.10	650,000	3.19	0.10	650,000	0.10
0.13	500,000	2.34	0.13	500,000	0.13
0.17	4,500,000	2.27	0.17	4,500,000	0.17
0.19	1,000,000	1.60	0.19	1,000,000	0.19
0.22	175,000	2.25	0.22	175,000	0.22
0.70	75,000	0.69	0.70	75,000	0.70
0.80	350,000	0.07	0.80	350,000	0.80
1.00	350,000	0.54	1.00	350,000	1.00
1.25	523,000	0.11	1.25	523,000	1.25
1.40	350,000	0.45	1.40	350,000	1.40
1.63	20,000	0.46	1.63	20,000	1.63
1.84	35,000	0.42	1.84	35,000	1.84
5.00	1,517,434	1.85	5.00	1,517,434	5.00
Total	17,045,434	3.06	$0.64	14,045,434	$0.78

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	19,285,934	$0.76
Issued	-	-
Exercised	-	-
Expired	(5,087,500)	0.47
Outstanding at December 31, 2013	14,198,434	0.86
Issued	3,250,000	0.015
Exercised	--	--
Expired	(403,000)	(3.14)
Outstanding at December 31, 2014	17,045,434	$0.64

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

The fair value of the options issued to employees and consultants were determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 304.56% to 305.19%; and Risk Free rate: 2.13% to 2.14%.

Total stock-based compensation expense for options for the years ended December 31, 2014 and 2013 amounted to $17,500 and $10,000, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation:

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. Installment payments totaling $15,000 were made during 2014. The remaining installment payments, totaling $7,500, were made in 2015. The full amount of the original dispute, less the $15,000 of installment payments made during 2014, is included in the Company’s accounts payable at December 31, 2014.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $250,000 at December 31, 2014 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. The Company is currently in discussions with the IRS about the federal portion of the liability about a workout plan. Upon agreement with the IRS, the Company will then initiate a discussion with the states involved.

Employment agreement

On March 1, 2014, the Company appointed Stanley E. Freimuth as Chief Executive Officer of the Company with an initial term of three years and monthly compensation of $17,500. In addition, Mr. Freimuth received 5,000,000 shares of the Company’s common stock for which was exchanged for 500,000 shares of series A convertible preferred stock issued per board resolution, options to purchase 3,000,000 shares of the common stock exercisable at $0.015 per share for 7 years, vesting over three years on anniversary, and a $25,000 sign on bonus.

Operating leases

The Company currently occupies office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party. The monthly rent is $3,500 and can be terminated with a sixty day notice. The lease expires June 30, 2015 and has lease commitments of $21,000 for 2015.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014 and 2013, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 5). Also, certain directors and officers made short-term or longer term loans as discussed in Note 6. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $87,858 and $55,594 for the year ended December 31, 2014 and 2013, respectively (Note 6 and Note 7). During the year ended December 31, 2013, a director purchased $400,000 of stock, receiving 8,000,000 shares and 24,000,000 warrants for the investment.

NOTE 14- NON CONTROLLING INTEREST

In December 2014, the Company organized Progress Advocates, LLC, a Delaware limited liability company for the purpose to provide services in the student loan document preparation industry. At the time of formation, Progress Advocates, LLC did not have any significant assets or liabilities. In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC (minority owner), the Company issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share (Note 11).

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2014:

2014
Net loss	$86,476
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$42,373

The following table summarizes the changes in non-controlling interest from December 31, 2013 to December 31, 2014:

Balance, December 31, 2013	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(42,373)
Balance, December 31, 2014	$(42,373)

NOTE 15 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2014	2013
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.8)	3.4%
Prior period provision	0%	0%
Stock Expirations	(61.1)%	(5.31)%
Other	(0.1)%	(3.86)%
Change in Valuation Allowance	31.0%	(28.2)%

The significant components of the deferred tax assets (liabilities) at December 31, 2014 and 2013, are summarized as follows:

	2014	2013
Deferred tax assets:
Stock Based Compensation	1,121,839	1,677,885
Net Operating Losses	12,640,130	11,835,167
Accrued payroll	241,854	440,374
Intangibles	2,752,414	2,766,549
Other	79	306
Total deferred tax assets	16,886,257	16,866,105

Deferred tax liabilities:
Beneficial Conversion Feature	(1,975)	-
Total deferred tax liabilities

Valuation allowance	(16,884,552)	(16,866,105)
Net deferred tax assets	$-	$-

As of December 31, 2014 and 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $32.68 million and $30.59 million, respectively, which expire at various dates from 2023 through 2034. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2012 to December 31, 2014 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. The periods from December 31, 2004 to December 31, 2011 are subject to examination up to the net operating loss.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 16 — SUBSEQUENT EVENTS

Preferred stock:

In 2015, the Company issued an aggregate of 50,000 warrants to purchase Series A preferred stock for services rendered with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance.

Debt:

In 2015, the Company issued an aggregate of $275,000 convertible notes due two years from the date of issuance with interest, due at maturity, of 10% per annum. The notes are convertible into common stock at $0.05 per share, at the holders’ election 6 months after issuance. In connection with the issuance, the Company issued warrants to purchase 4,125,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance.

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company’s board of directors providing a line of credit up to $400,000 for working capital needs up to four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as defined under Rule 13a-15, as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the COSO framework criteria. Management has identified the major control deficiencies as the lack of segregation of duties and limited accounting knowledge of Company debt and equity transactions. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well as a key employee, and their ages, as of April 15, 2015:

Name	Age	Position

Stanley E. Freimuth	68	Chief Executive Officer, Acting Chief Financial Officer, and Director
William M. Mooney, Jr.	75	Chairman of Board
James G. Brakke	72	Director
Gary T. Martin	69	Director
Raymond A. Conta	44	Director
Rene A. Samson	36	Vice President -Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Stanley E. Freimuth has been our Chief Executive Officer, Acting Chief Financial Officer and Director since March 2014. Mr. Freimuth has a long and successful track record of growing and transforming both B2B and B2C companies. Mr. Freimuth was Chairman, President and CEO of Presstek, Inc., a publically traded digital printing equipment manufacturer, bringing the company back to financial stability and negotiating its sale to a private equity buyer. Before Presstek, Mr. Freimuth was Chairman and Executive Director of Tracer Imaging, a specialty B2B and B2C lenticular and 3D printing company where he helped launch an innovative consumer-facing product. Until 2007, Mr. Freimuth was the senior U.S. executive at Fujifilm USA, Inc., which he led to record revenues through a period of major technological transition in most of its core businesses. Mr. Freimuth’s background in executive management qualifies him to be a director.

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

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. William M. Mooney, Jr., James G. Brakke, Gary T. Martin, and Raymond A. Conta are “independent” as defined by New York Stock Exchange rules.

During 2014, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the compensation committee, and the nominations and governance committee were included as exhibits to our registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors which, as of December 31, 2014, consisted of only William M. Mooney, Jr., an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

•	reviewing and approving of all related party transactions unless the task is assigned to a comparable committee or group of independent directors.

Compensation Committee. In May 2004, we established a compensation committee of the board of directors which, as of December 31, 2014, consisted of only Mr. Mooney, an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors which, as of December 31, 2014, consisted of only Mr. Mooney, an independent director. This committee meets at least once annually. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominations and Governance Committee Charter, include, but are not limited to:

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

Legal Proceedings

As of April 15, 2015, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Committee Interlocks and Insider Participation

Mr. Freimuth, our CEO, is the only board member employed by our Company. No director is a director of another public corporation.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2014.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and one other executive officer in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley E. Freimuth	2014	177,500	-	150,000	44,998	-	-	-	372,498
CEO (1)	2013	-		-	-	-	-	35,000	35,000

Michael J. Cassella	2014	-	-	-	-	-	-	-	-
Former CEO (2)	2013	112,500	-	-	-	-	-	-	112,500

Rene A. Samson	2014	146,250	-	-	-	-	-	-	146,250
VP -Technology	2013	136,804	-	-	-	-	-	-	136,804

_________________

(1)

Mr. Freimuth joined our company as a consultant and interim CEO in November 2013. On March 1, 2014, he became an employee and CEO. In 2014, Mr. Freimuth was issued 500,000 shares of series A convertible preferred stock at a fair value of $150,000 and options to purchase 3,000,000 shares of the Company’s common stock at $0.015 per share for seven years, vesting 1/3 each year, for three years.

(2)

Mr. Cassella joined our company and became our Chief Operating Officer in June 2011. In July 2012, Mr. Cassella became the Chief Executive Officer and Acting Chief Financial Officer. Mr. Cassella resigned from the Company effective September 30, 2013.

 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2014 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stanley E. Freimuth CEO (1)	1,000,000	2,000,000	--	$0.015	3/1/2021	--	--	--	--

Michael J. Cassella Former CEO (1)	1,500,000	--	--	$0.06	6/1/2018	--	--	--	--

Rene A. Samson VP-Technology (3)	520,000	--	--	$1.63	6/16/2015	--	--	--	--

_________________

(1)

Mr. Freimuth holds stock options to purchase 3,000,000 shares of our common stock, one third of which vested on March 1, 2014 and one third of which vested on March 1, 2015, one third of which will vest on March 1, 2016, all of which expire on March 1, 2021.

(2)	Mr. Cassella holds stock options to purchase 1,500,000 shares of our common stock, all of which are vested and expire on June 1, 2018.

(3)

Mr. Samson holds stock options to purchase 20,000 shares of our common stock, all of which are vested and expire on June 16, 2015. Mr. Samson also holds options to purchase 500,000 shares of our common stock, all of which are vested and expire on January 17, 2019.

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

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. The Board received no grants for 2014 service on the Board.

Employee Director Compensation. Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2014.

Director Compensation

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)
(a)	(b)	(e)	(f)		(g)	(h)	(i)	(j)
Gary T. Martin	--	--	--		--	--	--	--
William M. Mooney, Jr.	--	--	--		--	--	--	--
James G. Brakke	--	--	--		--	--	--	--
Raymond A. Contra	--	--	$5,000	(1)	--	--	--	$5,000

_________________

(1)	Mr. Contra joined our board in 2014. On March 13, 2013, Mr. Contra was issued 250,000 options to purchase the Company’s common stock at $0.02 per share for seven years, vesting immediately.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of February 15, 2015, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 98,187,082 outstanding shares of common stock as of April 15, 2015. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 15, 2015 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 1133 Westchester Avenue, Suite S-223 White Plains, New York 10604.

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

________________

(1)

Includes stock options to purchase 1,872,500 shares of common stock. Also includes warrants to purchase 1,537,500 shares of common stock. On an outstanding voting basis, Mr. Mooney owns 3,274,855 common shares which represents 3.3% of the total shares.

(2)

Includes stock options to purchase 1,700,000 shares of common stock. Also includes warrants to purchase 1,525,000 shares of common stock. On an outstanding voting basis, Mr. Brakke owns 289,500 common shares which represents .3% of the total shares.

(3)	Includes 41,700,500 warrants to purchase shares of common stock. On an outstanding voting basis, Mr. Martin owns 20,728,000 common shares which represents 21.1% of the total shares.

(4)

Includes stock options to purchase 2,000,000 shares of common stock. Also includes warrants to purchase 500,000 shares of common stock. On an outstanding voting basis, Mr. Freimuth owns 6,126,685 common shares which represents 6.2% of the total shares.

(5)

Includes stock options to purchase 4,750,000 shares of common stock. Also includes warrants to purchase 2,000,000 shares of common stock. On an outstanding voting basis, Mr. Conta owns no common shares.

(6)	On a common stock issued and outstanding voting basis, all directors and executive officers as a group own 30.9% of the total shares.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2014, 324,000 stock options were available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 576,000 shares of our common stock.

The following table provides information as of December 31, 2014 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	576,000	$2.58	324,000
Equity compensation plans not approved by security holders	21,229,934	$0.72	Unrestricted
Total	21,805,934	$0.78	324,000

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

On November 7, 2014, the Company issued a $25,000 secured convertible note that matures on November 7, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

On December 4, 2014, the Company issued two $25,000 secured convertible notes that mature on December 4, 2016. The notes bears interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 500,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2014 and 2013 was $143,526 and $74,788, respectively. During the year ended December 31, 2014 and 2013, the Company recorded interest expense of $69,738 and $37,474, respectively, in connection with the notes payable to related parties.

On January 25, 2015, Debt resolve, Inc. entered into an agreement whereby four of the company’s directors (Gary Martin, Raymond Conta, James Brakke, and Stanley Freimuth) will make available to the company a $400,000 credit line for working capital needs for a period of up to four years. The interest rate on funds utilized by the company is 5.25% (reflecting the lender’s cost of borrowing such funds). Borrowings under the agreement are unsecured and non-convertible, and are due and payable at any time upon 30 days written notice to Debt Resolve.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by Fiondella, Milone & LaSaracina LLP in 2014 was $58,050 and in 2013 was $52,767.

Audit-related Fees

No audit-related fees were billed by Fiondella, Milone & LaSaracina in 2014 or 2013.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by Fiondella, Milone & LaSaracina LLP in 2014 was $27,500 and in 2013 was $23,275.

All Other Fees

None

Audit Committee

The only member of our audit committee is Mr. Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2014 and 2013 with our management. In addition, the audit committee has discussed Fiondella, Milone & LaSaracina LLP for 2014 and 2013, our independent registered public accountants, as required under PCAOB standards.

Based on the audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated April 17, 2003. (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, dated August 25, 2006. (2)
3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 3, 2010. (3)
3.6	By-laws. (8)
4.1	Form of Securities Purchase Agreement to Purchase Convertible Notes and Warrants of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.2	Form of Convertible Note of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.3	Form of Warrant of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.4	Form of Security Agreement of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.5	Form of Convertible Note of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.6	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.7	Form of Security Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.8	Form of Investor Rights Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.9	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.10	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.11	Form of Securities Purchase Agreement to Purchase Convertible Notes of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.12	Form of Convertible Note of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.13	Form of Warrant of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.14	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.15	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.16	Preferred Stock Purchase Warrant No. 1 issued by Debt Resolve, Inc. to LSH, LLC for 1,000,000 shares. (11)
4.17	Preferred Stock Purchase Warrant No. 2 issued by Debt Resolve, Inc. to LSH, LLC for 500,000 shares. (11)
10.1	Client contract with Customer A constituting greater than 10% of revenue. (5)
10.2	Client contract with Customer B constituting greater than 10% of revenue. (5)
10.3	Employment Agreement, effective March 1, 2014, between Debt Resolve, Inc. and Stanley E. Freimuth. (6)
10.4	Consulting Agreement, dated March 25, 2014, between Debt Resolve, Inc. and RC Healthcare Consulting, LLC. (7)
10.5	Line of Credit Agreement, dated January 25, 2015, and related Non-Negotiable Promissory Note. (12)

14.1	Code of Ethics. (9)
21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Rule 13(a) -14(a) Certifications.
32.1	Section 1350 Certifications.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated herein by reference to Current Report on Form 8-K, filed March 11, 2003.

(2)	Incorporated herein by reference to Current Report on Form 8-K, filed August 31, 2006.

(3)	Incorporated herein by reference to Information Statement on Schedule 14C, filed June 24, 2010.

(4)	Incorporated herein by reference to Current Report on Form 8-K, filed September 5, 2007.

(5)	Incorporated herein by reference to Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 16, 2012.

(6)	Incorporated herein by reference to Current Report on Form 8-K, filed March 6, 2013.

(7)	Incorporated herein by reference to Current Report on Form 8-K, filed on March 27, 2014.

(8)	Incorporated herein by reference to Registration Statement on Form SB (File no. 000-29525) of Lombardia Acquisition Corp., filed February 15, 2000.

(9)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-128749), filed September 30, 2005.

(10)	Incorporated herein by reference to Current Report on Form 8-K/A, filed January 9, 2012.

(11)	Incorporated herein by reference to Current Report on Form 8-K, filed December 19, 2014.

(12)	Incorporated herein by reference to Current report on Form 8-K, filed January 25, 2015.

_________________

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

DEBT RESOLVE, INC.

Dated: April 15, 2015	By:	/s/ Stanley E. Freimuth
Stanley E. Freimuth
Chief Executive Officer and Acting Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley E. Freimuth	Chief Executive Officer and Acting Chief Financial Officer	April 15, 2015
Stanley E. Freimuth	(principal executive officer and principal financial and accounting officer) and Director

/s/ James G. Brakke	Director	April 15, 2015
James G. Brakke

/s/ William M. Mooney, Jr.	Chairman of the Board	April 15, 2015
William M. Mooney, Jr.

/s/ Gary T. Martin	Director	April 15, 2015
Gary T. Martin

/s/ Raymond A. Conta	Director	April 15, 2015
Raymond A. Conta

