Form 10-Q
period 2015-03-31
DEBT RESOLVE INC
filed 2015-05-20
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 19, 2015, 98,187,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$142,262	$55,605
Accounts receivable, net	326,355	28,732
Prepaid expenses	21,502	32,743
Total current assets	490,119	117,080

Total assets	$490,119	$117,080

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,290,641	$3,138,245
Past payroll tax liabilities	220,000	250,000
Due to shareholders	455,374	458,796
Deferred revenue	325,076	25,343
Notes payable, current portion	209,117	427,867
Notes payable-related party, net of unamortized discount of $11,685 and $-0- as of March 31, 2015 and December 31, 2014, respectively	541,536	298,221
Convertible Short-term notes, net of deferred debt discount of $19,337 and $-0- as of March 31, 2015 and December 31, 2014, respectively	409,163	228,500
Lines of credit, related parties	541,000	151,000
Derivative liabilities	330,571	336,582
Total current liabilities	6,322,478	5,314,554

Long term debt:
Note payable, long term portion	200,000	-
Notes payable, related party, net of unamortized debt discount of $13,100 and $25,011 as of March 31, 2015 and December 31, 2014, respectively	236,900	404,989
Convertible long-term notes, net of deferred debt discount of $68,163 and $79,919 as of March 31, 2015 and December 31, 2014, respectively	1,786,337	1,749,581
Total liabilities	8,545,715	7,469,124

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; 595,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	595	595
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,187,082 issued and outstanding as of March 31, 2015 and December 31, 2014	98,187	98,187
Additional paid in capital	66,587,828	66,620,813
Accumulated deficit	(74,542,875)	(74,029,266)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(7,856,265)	(7,309,671)
Non-controlling interest	(199,331)	(42,373)
Total stockholders' deficiency	(8,055,596)	(7,352,044)

Total liabilities and stockholders' deficiency	$490,119	$117,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014

Revenues:	$470,093	$42,256

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	338,204	80,102
Selling, general and administrative expenses	748,607	150,034
Total costs and expenses	1,086,811	230,136

Net loss from operations	(616,718)	(187,880)

Other (expense):
Gain (loss) on change in fair value of derivative liabilities	73,299	(966,363)
Gain on settlement of debt	-	320
Interest expense	(107,576)	(79,823)
Amortization of debt discounts	(19,572)	(3,104)
Total other (expense)	(53,849)	(1,048,970)

Net loss before provision for income taxes	(670,567)	(1,236,850)

Income tax	-	-

Net loss	(670,567)	(1,236,850)

Net loss attributable to non-controlling interest	156,958	-

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(513,609)	$(1,236,850)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	98,187,082	98,137,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2015
(unaudited)

	Preferred stock		Common stock		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2014	595,000	$595	98,187,082	$98,187	$66,620,813	$(74,029,266)	$(42,373)	$(7,352,044)
Beneficial conversion feature related to convertible notes	-	-	-	-	26,928	-	-	26,928
Fair value of vesting options issued to employees for services	-	-	-	-	3,750	-	-	3,750
Fair value of preferred stock warrants issued for services	-	-	-	-	3,626	-	-	3,626
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(67,289)	-	-	(67,289)
Net loss	-	-	-	-	-	(513,609)	(156,958)	(670,567)
Balance, March 31, 2015	595,000	$595	98,187,082	$98,187	$66,587,828	$(74,542,875)	$(199,331)	$(8,055,596)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(670,567)	$(1,236,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	19,573	3,103
Stock based compensation	7,376	6,250
Gain on change in fair value of derivative liability	(73,299)	966,363
Changes in operating assets and liabilities:
Accounts receivable	(297,623)	(6,996)
Prepaid expenses	11,241	18,441
Security deposit	-	1,000
Accounts payable and accrued liabilities	122,395	28,836
Due to shareholders	(3,422)	-
Deferred revenue	299,733	-
Net cash used in operating activities	(584,593)	(219,853)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes, related party	390,000	-
Repayment of short term notes	(18,750)	(18,750)
Proceeds from long term notes	275,000	200,000
Proceeds from long term notes, related party	25,000	225,000
Net cash provided by financing activities	671,250	406,250

Net increase in cash and cash equivalents	86,657	186,397
Cash at beginning of period	55,605	7,212

Cash at end of period	$142,262	$193,609

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$3,412	$1,882
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$26,928	$67,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2015. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

Revenue Recognition

In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, the Company postpones recognition of all contingent revenue until the client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using the Company's system and/or, for clients under a flat fee arrangement, the successful availability of the Company's system to its customers.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

The Company also earns revenue from collection agencies, collection law firms and lenders that implemented our online system. The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement. The Company is currently marketing its system to three primary markets. The first and second are financial institutions and collection agencies or law firms, its traditional markets. The Company is also expanding into healthcare, particularly hospitals, which is its third market.

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2015 and 2014, the Company had deferred revenues of $325,076 and $25,343, respectively.

 Estimates

The preparation of the unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions along with customers in the student loan industry. At December 31, 2014, one client represented receivables of $10,000 (35%). The Company did not have an accounts receivable concentration at March 31, 2015. As of March 31, 2015 and December 31, 2014, no allowance for doubtful accounts has been recognized.

The Company had three clients accounting for 18.74%, 35.50% and 35.50%; (total of 89.74%) of total revenues for the three months ended March 31, 2014, respectively, and no sales concentration for the three months ended March 31, 2015.

Net Income (Loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, convertible preferred shares, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the three months ended March 31, 2015 and 2014 because their effect is anti-dilutive. Fully diluted shares outstanding were 138,842,082 and 120,326,036 for the three months ended March 31, 2015 and 2014.

Reclassification

Certain reclassifications have been made to prior period’s data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. .Total employee and non-employee stock-based compensation expense for the three months ended March 31, 2015 and 2014 amounted to $7,376 and $6,250, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company’s derivative liabilities.

Recent accounting pronouncements

 On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) . ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $513,609 for the three months ended March 31, 2015. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $5,832,359 as of March 31, 2015. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote.

The Company’s majority owned subsidiary, Progress Advocates LLC entered into a factoring agreement both on a recourse and non- recourse basis. The recourse agreements provide for the Company to receive an advance of between 45% - 20% of any accounts receivable that it factors with 69% - 45% held in reserve. The average amount received from these recourse agreements was 36.2% and the average amount reserved was 63.8%. The factoring agreement also provides for discount fees of 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2015 and 2014 are comprised of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$1,071,261	$1,025,919
Accrued interest	1,577,850	1,473,686
Payroll and related accruals, net of advance to employees	641,530	638,640
Total	$3,290,641	$3,138,245

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6 – NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, short term notes are as follows:

	March 31, 2015	December 31, 2014
Bank loans	$31,250	$50,000
Investor notes payable, 12% per annum	377,867	377,867
Total	409,117	427,867
Less current portion	209,117	427,867
Long term portion	$200,000	$-0-

In 2015, a note holder representing $200,000 of these notes, entered into a agreement whereby their obligation was extended till October 22, 2016. The terms of the agreement included a payment of accrued interest of $4,000. The remaining notes are in default.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of March 31, 2015 and December 31, 2014, notes payable, related parties are as follows:

	March 31,	December 31,
	2015	2014
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	10,000
Convertible note payable, dated September 16, 2013	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $11,684 and $14,833, respectively	188,316	185,167
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $2,629 and $3,235, respectively	22,371	21,765

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

	March 31,	December 31,
	2015	2014
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $3,261 and $3,761, respectively	21,739	21,239
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $2,775 and $3,182, respectively	47,225	46,818
Note payable, dated January 25, 2015	25,000	-
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $4,436	45,564	-
Total	778,436	703,210
Less current portion	541,536	298,221
Long term portion	$236,900	$404,989

On January 25, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 25, 2016 with interest at 10% per annum.

On March 3, 2015, the Company issued a $50,000 secured convertible note that matures on March 3, 2017. The note bears interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 750,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $4,613 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 1.09%, a dividend yield of 0%, and volatility of 305.76%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the three months ended March 31, 2015 and 2014, the Company amortized $4,839 and $1,084 of debt discount to current period operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of March 31, 2015 and December 31, 2014 was $166,765 and $143,526, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded interest expense of $23,239 and $16,961, respectively, in connection with the notes payable to related parties.

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company’s board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of March 31, 2015, the outstanding balance on this loan was $390,000.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of March 31, 2015 and December 31, 2014 was $105,587 and $101,119, respectively.

As of March 31, 2015 and December 31, 2014, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the three months ended March 31, 2015 and 2014, the Company recorded $4,468 and $4,468, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	March 31,	December 31,
	2015	2014
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $65,985 and $79,919, respectively	684,015	670,081
Bridge 2015 Convertible Notes, net of unamortized debt discount of $21,515	203,485	-
Total	2,195,500	1,978,081
Less: Current portion	(409,163)	(228,500)
Long term portion	$1,786,337	$1,749,581

In 2015, the Company issued an aggregate of $225,000 in secured convertible notes that mature two years from the date of issuance (from February 2017 through March 2017). The notes bear interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 3,375,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $22,315 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.63% to 1.13%, a dividend yield of 0%, and volatility of 307.16% to 316.97%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the three months ended March 31, 2015 and 2014, the Company amortized $14,734 and $1,734 of debt discount to current period operations as interest expense.

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

MARCH 31, 2015

NOTE 10 – DERIVATIVE LIABILITIES

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

At March 31, 2015, the Company has estimated that there were 155,764,070 possible common shares that may be issuable to satisfy settlement provisions related to convertible debt, convertible preferred stock, warrants and stock options. At March 31, 2015, the Company has estimated the inclusion of possible common share equivalents exceeded the authorized common shares of 200,000,000 by approximately 53,951,152.

At March 31, 2015, the fair value of the derivative liabilities of $330,571 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 316.10%; risk free rate: 0.56% to 0.89%; and expected life: 1.90 to 3.04 years.

As of March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2015, in the amount of $330,571 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

Excess Share Derivative
Balance, December 31, 2014	$336,582
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	67,288
Mark-to-market at March 31, 2015:	(73,299)
Balance, March 31, 2015	$330,571
Net Gain for the period included in earnings relating to the liabilities held at March 31, 2015	$73,299

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 7% from December 31, 2014 to March 31, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At March 31, 2015 and December 31, 2014, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which 595,000 are issued and outstanding as of March 31, 2015 and December 31, 2014. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At March 31, 2015 and December 31, 2014, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,187,082 are issued and outstanding as of March 31, 2015 and December 31, 2014.

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	28,771,600	2.88	$0.10	28,771,600	$0.10
0.11 to 0.20	15,683,334	2.29	0.15	15,683,334	0.15
0.21 to 0.30	44,341,702	0.88	0.25	44,341,702	0.25
Total	88,796,636	1.78	$0.18	88,796,636	$0.18

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	91,736,274	$0.22
Issued	10,500,000	0.15
Exercised	-
Expired	(11,374,590)	(0.35)
Outstanding at December 31, 2014	90,861,684	0.20
Issued	4,125,000	0.15
Exercised	-	-
Expired	(6,190,048)	(0.33)
Outstanding at March 31, 2015	88,796,636	$0.18

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

In conjunction with the issuance of convertible notes, during the three months ended March 31, 2015, the Company issued an aggregate of warrants to purchase 4,125,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 7 and 9.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at March 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	1,620,000	4.58	$0.50	370,000	$0.50
1.00	53,000	2.20	1.00	53,000	1.00
1.50	296,000	2.26	1.50	296,000	1.50
Total	1,969,000	4.17	$0.66	719,000	$0.95

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	-	$-
Issued	1,914,500	0.66
Exercised
Expired
Outstanding at December 31, 2014	1,914,500	0.66
Issued	54,500	0.86
Exercised	-	-
Expired
Outstanding at March 31, 2015	1,969,000	$0.66

During the three months ended March 31, 2015, the Company issued an aggregate 54,500 Series A convertible preferred stock warrants in connection with services provided. The warrants are exercisable for three to five years from the date of issuance at an exercise prices from $0.50 to $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 306.06% to 316.09%, risk free rate of 0.59% to 1.01% and expected life of 3.00 to 5.00 years. The determined estimated fair value of $3,626 was charged to operations during the three months ended March 31, 2015.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at March 31, 2015:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	5.92	$0.015	1,000,000	$0.015
0.02	250,000	5.85	0.02	250,000	0.02
0.06	3,000,000	3.17	0.06	3,000,000	0.06
0.09	250,000	3.68	0.09	250,000	0.09
0.095	500,000	3.80	0.095	500,000	0.095
0.10	650,000	2.94	0.10	650,000	0.10
0.13	500,000	2.09	0.13	500,000	0.13
0.17	4,500,000	2.02	0.17	4,500,000	0.17
0.19	1,000,000	1.35	0.19	1,000,000	0.19
0.22	175,000	2.00	0.22	175,000	0.22
0.70	75,000	0.44	0.70	75,000	0.70
1.00	350,000	0.29	1.00	350,000	1.00
1.40	350,000	0.20	1.40	350,000	1.40
1.63	20,000	0.21	1.63	20,000	1.63
1.84	35,000	0.17	1.84	35,000	1.84
5.00	1,517,434	1.60	5.00	1,517,434	5.00
Total	16,172,434	2.81	$0.64	14,172,434	$0.78

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	14,198,434	$0.86
Issued	3,250,000	0.015
Exercised	-	-
Expired	(403,000)	(3.14)
Outstanding at December 31, 2014	17,045,434	0.64
Issued	-	-
Exercised	--	--
Expired	(873,000)	(1.07)
Outstanding at March 31, 2015	16,172,434	$0.64

Total stock-based compensation expense for options for the three months ended March 31, 2015 and 2014 amounted to $3,750 and $6,250, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $220,000 at March 31, 2015 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. Subsequent to March 31, 2015, an agreement has been reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and 2014, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 5). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $23,239 and $21,429 for the three months ended March 31, 2015 and 2014, respectively.

Management Discussion & Analysis of Financial Condition and Results of Operations

Overview

Our business strategy significantly evolved during 2014. The quarter ending March 31, 2015 reflects the beginning of the financial impact of our new strategy on our results. The key elements of our business growth strategy are to:

•

Develop Progress Advocates LLC, a Debt Resolve, Inc. joint venture, into a profitable growth business that is sustainable in an industry of changing regulations and operating conditions. Included in this development are industry leading practices from technology integration to customer education and care. A key focus is to expand the marketing plan of external lead purchases with prospect self-identification through branded web properties and social media participation. Education programs will be available to explain the government programs and terminology, help consumers with debt management, and where to go for other resources. The goal is to develop a customer relationship that benefits the consumer, develops brand awareness and encourages our inclusion in the consumer’s social media world.

•

Leverage our technology and knowledge of consumer financial dispute negotiations to launch a new internet based product in the consumer to consumer financial dispute resolution and collection space. This product, named Settl.it, was designed and development initiated in 2014. It is currently in beta testing and will be launched in May 2015. Settl.it will utilize our patented blind bidding system that we license and will be one of the first products available with online negotiations technology. Designed to be simple to understand, easy to use, but an effective collection tool, our goal is to make Settl.it an online leader in this industry. In addition, the product was designed to be enhanced at a future date to meet the needs of the small business marketplace.

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

Our Strategy Plan Progress

Progress Advocates LLC (PA) has been in operation for four months and met its revenue and expense budget each month. In the quarter ending March 31, 2015, it has increased its revenue over 100% sequentially month over month and will reach a revenue level that allows it to be self-sustaining in the next quarter. In addition, during this quarter, PA has enhanced its offering with a financing option that allows the consumer to pay for its services with a low monthly payment. As with the other payment options, the consumer typically doesn’t pay until they receive confirmation of their reduced U.S. Direct Student Loan payment amount. Both of these are industry leading practices. Other enhancements are being developed to assist the consumer in understanding and managing other non-student loans, as well as providing consumer financial education. These relationship building products should reduce potential churn and increase lower cost referral sales.

Settl.it, our new consumer to consumer debt negotiation and settlement product, has been in beta testing for the last four weeks. Testers have been enthusiastic over its simplicity and elegance of design. It is now ready for a soft launch in May, followed by a more aggressive marketing effort starting in June.

Negotiations with potential partners for a complete solution for the ARM industry are nearing completion and targeted clients have been receptive to our proposal of these new services. Additional work has been completed with current Debt Resolve, Inc. clients, towards understanding their needs for product enhancements. While this is an ongoing process, work has been completed on some of these requirements with plans to complete the rest. A key component to this work is a redesign of the user interface to simplify it and convey a softer, friendlier tone in what can be a stressful debt collection environment.

We have been approached by several privately held businesses to discuss the benefits of being part of the Debt Resolve, Inc. equity family. Some of these discussions have continued, while others weren’t a good fit for one or the other parties. We are excited by the opportunity that our equity structure and the skills of our management team can offer smaller privately held companies.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Revenues totaled $470,093 and $42,256 for the three months ended March 31, 2015 and 2014, respectively. We earned revenue during the three months ended March 31, 2015 and 2014 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, in December 2014, we began earning revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $441,156 for the three month ending March 31, 2015 as compared to $-0- for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $338,204 for the three months ended March 31, 2015, as compared to $80,102 for the three months ended March 31, 2014, an increase of $258,102. Stock based compensation was $7,376 and $6,250 for the three months ended March 31, 2015 and 2014, respectively. The increase mainly resulted from our staffing from our majority owned subsidiary, Progress Advocates LLC of $256,850 for the three months ended March 31, 2015 as compared to $-0- for the same period last year.

General and administrative expenses. General and administrative expenses amounted to $748,607 for the three months ended March 31, 2015, as compared to $150,034 for the three months ended March 31, 2014, an increase of $598,573. Of the increase, $504,629 was incurred from our subsidiary in the current year, as compared to $-0- for the three months ended March 31, 2014. During the three months ended March 31, 2015, the most significant expense incurred by Progress Advocates as general and administrative expenses were marketing, advertising and promotion of $358,800 as we ramp up our business model.

Gain on change in fair value of derivative liabilities. During the three months March 31, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended March 31, 2015 and 2014, we recorded a gain (loss) on change in fair value of these derivative liabilities of $73,299 and $(966,363), respectively.

Gain on settlement of debt. During the three months March 31, 2014, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $-0- and $320 for the three months ended March 31, 2015 and 2014, respectively.

Interest (expense). We recorded interest expense of $107,576 for the three months ended March 31, 2015 compared to interest expense of $79,823 for the three months ended March 31, 2014. Interest expense increased due to the issuance of new notes in 2014 and 2015.

Amortization of deferred debt discount. Amortization expense of $19,572 and $3,104 was incurred for the three months ended March 31, 2015 and 2014, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2014 and 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,832,359 and cash and cash equivalents totaling $142,262. We reported a net loss of $513,609 for the three months ended March 31, 2015. Net cash used in operating activities was $584,593 for the three months ended March 31, 2015. Cash flow provided by financing activities was $671,250 for the three months ended March 31, 2015. As of December 31, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,197,474 and cash and cash equivalents totaling $55,605.

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

Revenue Recognition

We earn revenue from collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. For the early adopters of our product, we have waived set-up fees and other transactional fees that we anticipate charging in the future. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients and may possibly become our preferred revenue model. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement. We are currently marketing our system to three primary markets. The first and second are financial institutions and collection agencies or law firms, our traditional markets. We are also expanding into healthcare, particularly hospitals, which is our third market.

Revenues for the preparation of student loan documentation are earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completion and delivery of the student loan modification and consolidation documentation package on behalf of the client to the U.S. Department of Education. The Company may sell its products separately or in various bundles that include multiple elements such as upfront fees, monitoring and other services.

We defer any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and December 31, 2014, we did not have any derivative instruments that were designated as hedges.

Recently-Issued Accounting Pronouncements

See recently adopted and issued accounting standards in “Note 2—Significant accounting policies” in Item 1. Financial statements of this report.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015, in the section labeled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2015 and 2014 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2010, we repaid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of March 31, 2015. As of March 31, 2015, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at March 31, 2015. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at March 31, 2015. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of March 31, 2015. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt.

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

DEBT RESOLVE, INC.

Dated: May 19, 2015	By:	/s/ Stanley E. Freimuth
Director/Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

