Form 10-Q
period 2015-06-30
DEBT RESOLVE INC
filed 2015-08-14
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 14, 2015, 98,187,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$224,230	$55,605
Accounts receivable, net	558,646	28,732
Prepaid expenses	18,626	32,743
Total current assets	801,502	117,080

Total assets	$801,502	$117,080

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,140,025	$3,388,245
Due to shareholders	242,741	458,796
Deferred revenue	712,978	25,343
Notes payable, current portion	190,367	427,867
Notes payable-related party, net of unamortized discount of $10,516 and $-0- as of June 30, 2015 and December 31, 2014, respectively	592,705	298,221
Convertible Short-term notes, net of deferred debt discount of $32,527 and $-0- as of June 30, 2015 and December 31, 2014, respectively	1,380,473	228,500
Lines of credit, related parties	548,891	151,000
Derivative liabilities	95,005	336,582
Total current liabilities	6,903,185	5,314,554

Long term debt:
Note payable, long term portion	250,000	-
Notes payable, related party, net of unamortized debt discount of $10,007 and $25,011 as of June 30, 2015 and December 31, 2014, respectively	234,993	404,989
Convertible long-term notes, net of deferred debt discount of $39,945 and $79,919 as of June 30, 2015 and December 31, 2014, respectively	855,055	1,749,581
Total liabilities	8,243,233	7,469,124

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; 595,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	595	595
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,187,082 issued and outstanding as of June 30, 2015 and December 31, 2014	98,187	98,187
Additional paid in capital	66,569,806	66,620,813
Accumulated deficit	(73,915,688)	(74,029,266)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(7,247,100)	(7,309,671)
Non-controlling interest	(194,631)	(42,373)
Total stockholders' deficiency	(7,441,731)	(7,352,044)

Total liabilities and stockholders' deficiency	$801,502	$117,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues:	$1,439,674	$42,815	$1,909,767	$85,071

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	484,254	211,833	822,458	291,935
Selling, general and administrative expenses	677,755	172,545	1,426,362	322,579
Total costs and expenses	1,162,009	384,378	2,248,820	614,514

Income (loss) from operations	277,665	(341,563)	(339,053)	(529,443)

Other income (expense):
Gain on change in fair value of derivative liabilities	267,532	1,273,701	340,831	307,338
Gain on settlement of debt	650,319	-	650,319	320
Interest expense	(541,225)	(89,395)	(648,801)	(169,218)
Amortization of debt discounts	(22,404)	(11,375)	(41,976)	(14,479)
Total other income	354,222	1,172,931	300,373	123,961

Net income (loss) before provision for income taxes	631,887	831,368	(38,680)	(405,482)

Income tax (benefit)	-	-	-	-

Net income (loss)	631,887	831,368	(38,680)	(405,482)

Net (income) loss attributable to non-controlling interest	(4,700)	-	152,258	-

NET INCOME (LOSS) ATTRIBUTABLE TO DEBT RESOLVE, INC.	$627,187	$831,368	$113,578	$(405,482)

Net income (loss) per common share -basic	$0.01	$0.01	$0.00	$(0.00)

Net income (loss) per common share -diluted	$0.01	$0.01	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	98,187,082	98,137,703	98,187,082	98,137,703

Weighted average number of common shares outstanding, diluted	145,692,082	125,576,036	145,692,082	98,137,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2015

	Preferred stock		Common stock		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2014	595,000	595	98,187,082	98,187	66,620,813	(74,029,266)	(42,373)	(7,352,044)
Beneficial conversion feature related to convertible notes	-	-	-	-	30,042	-	-	30,042
Fair value of vesting options issued to employees for services	-	-	-	-	7,500	-	-	7,500
Fair value of preferred stock warrants issued for services	-	-	-	-	10,705	-	-	10,705
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(99,254)	-	-	(99,254)
Net income	-	-	-	-	-	113,578	(152,258)	(38,680)
Balance, June 30, 2015 (unaudited)	595,000	$595	98,187,082	$98,187	$66,569,806	$(73,915,688)	$(194,631)	$(7,441,731)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,680)	$(405,482)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discounts	41,976	14,478
Stock based compensation	18,205	100,913
Gain on change in fair value of derivative liability	(340,831)	(307,338)
Gain on settlement of debt	(650,319)	-
Changes in operating assets and liabilities:
Accounts receivable	(529,914)	(31,462)
Prepaid expenses	14,118	36,886
Security deposit	-	1,000
Accounts payable and accrued liabilities	189,465	108,195
Due to shareholders	(3,421)	(3,631)
Deferred revenue	687,635	7,817
Net cash used in operating activities	(611,766)	(478,624)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes	50,000	-
Proceeds from short term notes, related party	397,891	(10,000)
Repayment of short term notes	(37,500)	(37,500)
Proceeds from long term notes	300,000	425,000
Proceeds from long term notes, related party	70,000	250,000
Net cash provided by financing activities	780,391	627,500

Net increase in cash and cash equivalents	168,625	148,876
Cash at beginning of period	55,605	7,212

Cash at end of period	$224,230	$156,088

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$15,449	$3,562
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$30,042	$111,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2015. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

JUNE 30, 2015

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2015 and December 31, 2014, the Company had deferred revenues of $712,978 and $25,343, respectively

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At June 30, 2015, this included three clients along with customers in the student loan industry. At December 31, 2014, one client represented receivables of $10,000 (35%). The Company did not have an accounts receivable concentration at June 30, 2015. As of June 30, 2015 and December 31, 2014, no allowance for doubtful accounts has been recognized.

The Company had four clients accounting for 21.73%, 12.85%, 29.63% and 29.63%; (total of 93.84%) of total revenues for the three months ended June 30, 2014, respectively, and had four clients accounting for 11.84%, 15.53%, 32.20% and 32.20%; (total of 91.77%) of total revenues for the six months ended June 30, 2014. The Company did not have a revenue concentration for the three and six months ended June 30, 2015.

Net Income (Loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, convertible preferred shares, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the six months ended June 30, 2014 because their effect is anti-dilutive. Fully diluted shares outstanding were 145,692,082 for the three and six months ended June 30, 2015. Fully diluted shares outstanding were 125,576,036 and 98,137,703 for the three and six month periods ended June 30, 2014, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Reclassification

Certain reclassifications have been made to prior period’s data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2015 amounted to $10,829 and $18,205, respectively and for the three and six months ended June 30, 2014 amounted to $94,663 and $100,913, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company’s derivative liabilities.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss from operations of $339,053 for the six months ended June 30, 2015. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $6,101,683 as of June 30, 2015. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company’s majority owned subsidiary, Progress Advocates LLC entered into a factoring agreement both on a recourse and non- recourse basis. The recourse agreements provide for the Company to receive an advances for any accounts receivable that it factors with a part held in reserve. The factoring agreement provides for discount fees based on the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2015 and December 31, 2014 are comprised of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$547,228	$1,025,919
Accrued interest	1,691,245	1,473,686
Payroll and related accruals, net of advance to employees	901,552	888,640
Total	$3,140,025	$3,388,245

NOTE 6 – NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, short term notes are as follows:

	June 30, 2015	December 31, 2014
Bank loans	$12,500	$50,000
Note payable, dated June 1, 2015	50,000	-
Investor notes payable, 12% per annum	377,867	377,867
Total	440,367	427,867
Less current portion	190,367	427,867
Long term portion	$250,000	$-0-

On June 1, 2015, the Company issued an unsecured note payable for $50,000 due October 1, 2016 with interest at 12% per annum, paid monthly beginning June 2015 and principal payments beginning October 2015.

In 2015, a note holder representing $200,000 of these notes, entered into a agreement whereby their obligation was extended till October 22, 2016. The terms of the agreement included a payment of accrued interest of $4,000. The remaining notes are in default.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of June 30, 2015 and December 31, 2014, notes payable, related parties are as follows:

	June 30, 2015	December 31, 2014
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	10,000
Convertible note payable, dated September 16, 2013	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

	June 30,	December 31,
	2015	2014
Note payable, dated January 9, 2014	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $8,501and $14,833, respectively	191,499	185,167
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $2,015 and $3,235, respectively	22,985	21,765
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $2,755 and $3,761, respectively	22,245	21,239
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $2,364 and $3,182, respectively	47,636	46,818
Note payable, dated January 25, 2015	25,000	-
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $3,862	46,138	-
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $1,026	18,974	-
Note payable, dated June 18, 2015	25,000	-
Total	827,698	703,210
Less current portion	592,705	298,221
Long term portion	$234,993	$404,989

On January 25, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 25, 2016 with interest at 10% per annum.

On June 18, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 21, 2016 with interest at 10% per annum

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

On May 12, 2015, the Company issued a $20,000 secured convertible note that matures on May 12, 2017. The note bears interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 300,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $5,713 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 1.00% to 1.09%, a dividend yield of 0%, and volatility of 305.76% to 317.93%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the three and six months ended June 30, 2015, the Company amortized $5,362 and $10,200 of debt discount to operations as interest expense. For the three and six months ended June 30, 2014, the Company amortized $3,635 and $4,720 of debt discount to operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of June 30, 2015 and December 31, 2014 was $193,459 and $143,526, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded interest expense of $49,933 and $35,192, respectively, in connection with the notes payable to related parties.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company’s board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of June 30, 2015, the outstanding balance on this loan was $397,891.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of June 30, 2015 and December 31, 2014 was $110,105 and $101,119, respectively.

As of June 30, 2015 and December 31, 2014, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the six months ended June 30, 2015 and 2014, the Company recorded $8,986 and $8,986, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	June 30,	December 31,
	2015	2014
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $51,897 and $79,919, respectively	698,103	670,081
Bridge 2015 Convertible Notes, net of unamortized debt discount of $20,575	229,425	-
Total	2,235,528	1,978,081
Less: Current portion	(1,380,473)	(228,500)
Long term portion	$855,055	$1,749,581

In 2015, the Company issued an aggregate of $250,000 in secured convertible notes that mature two years from the date of issuance (from February 2017 through April 2017). The notes bear interest at a rate of 10% and can be convertible into shares of the Company’s common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 3,750,000 warrants to purchase the Company’s common stock at $0.15 per share over three years.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $24,330 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.63% to 1.13%, a dividend yield of 0%, and volatility of 307.16% to 316.97%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the three and six months ended June 30, 2015, the Company amortized $17,043 and $31,776 of debt discount to current period operations as interest expense. For the three and six months ended June 30, 2014, the Company amortized $7,740 and $9,474 of debt discount to current period operations as interest expense.

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

NOTE 10 - DERIVATIVE LIABILITIES

Excessive committed shares

On June 30, 2015, in connection with the previously issued stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

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

At June 30, 2015, the Company has estimated that there were 155,355,368 possible common shares that may be issuable to satisfy settlement provisions related to convertible debt, convertible preferred stock, warrants and stock options. At June 30, 2015, the Company has estimated the inclusion of possible common share equivalents exceeded the authorized common shares of 200,000,000 by approximately 53,542,450.

At June 30, 2015, the fair value of the derivative liabilities of $95,005 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 326.70%; risk free rate: 0.11% to 0.64%; and expected life: 0.46 to 2.24 years.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

As of June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2015, in the amount of $95,005 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

Excess Share Derivative
Balance, December 31, 2014	$336,582
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	99,254
Mark-to-market at June 30, 2015:	(340,831)
Balance, June 30, 2015	$95,005
Net Gain for the period included in earnings relating to the liabilities held at June 30, 2015	$340,831

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased by 43% from December 31, 2014 to June 30, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — STOCKHOLDERS' EQUITY

Preferred Stock

At June 30, 2015 and December 31, 2014, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which 595,000 are issued and outstanding as of June 30, 2015 and December 31, 2014. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At June 30, 2015 and December 31, 2014, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,187,082 are issued and outstanding as of June 30, 2015 and December 31, 2014.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	28,521,600	$2.65	$0.10	28,521,600	$0.10
0.11 to 0.20	16,108,334	2.11	0.15	16,108,334	0.15
$0.21 to 0.30	41,163,000	0.69	0.25	41,163,000	0.25
Total	85,792,934	$1.61	$0.18	85,792,934	$0.18

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	91,736,274	$0.22
Issued	10,500,000	0.15
Exercised	-
Expired	(11,374,590)	(0.35)
Outstanding at December 31, 2014	90,861,684	0.20
Issued	4,800,000	0.15
Exercised	-	-
Expired	(9,868,750)	(0.29)
Outstanding at June 30, 2015	85,792,934	$0.18

In conjunction with the issuance of convertible notes, during the six months ended June 30, 2015, the Company issued an aggregate of warrants to purchase 4,800,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 7 and 9.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at June 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	1,620,000	4.33	$0.50	370,000	$0.50
1.00	163,000	2.64	1.00	163,000	1.00
1.50	296,000	2.01	1.50	296,000	1.50
Total	2,079,000	3.87	$0.66	829,000	$0.95

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	-	$-
Issued	1,914,500	0.66
Exercised
Expired
Outstanding at December 31, 2014	1,914,500	0.66
Issued	164,500	1.20
Exercised	-	-
Expired
Outstanding at June 30, 2015	2,079,000	$0.68

During the six months ended June 30, 2015, the Company issued an aggregate 164,500 Series A convertible preferred stock warrants in connection with services provided. The warrants are exercisable for three to five years from the date of issuance at an exercise prices from $0.50 to $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 306.06% to 325.43%, risk free rate of 0.59% to 1.01% and expected life of 3.00 to 5.00 years. The determined estimated fair value of $10,705 was charged to operations during the six months ended June 30, 2015.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at June 30, 2015:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	5.67	$0.015	1,000,000	$0.015
0.02	250,000	5.60	0.02	250,000	0.02
0.06	3,000,000	2.92	0.06	3,000,000	0.06
0.09	250,000	3.43	0.09	250,000	0.09
0.095	500,000	3.55	0.095	500,000	0.095
0.10	650,000	2.69	0.10	650,000	0.10
0.13	500,000	1.84	0.13	500,000	0.13
0.17	4,500,000	1.77	0.17	4,500,000	0.17
0.19	1,000,000	1.10	0.19	1,000,000	0.19
0.22	175,000	1.75	0.22	175,000	0.22
0.70	75,000	0.19	0.70	75,000	0.70
1.00	350,000	0.04	1.00	350,000	1.00
5.00	1,517,434	1.35	5.00	1,517,434	5.00
Total	15,767,434	2.79	$0.60	13,767,434	$0.68

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	14,198,434	$0.86
Issued	3,250,000	0.015
Exercised	-	-
Expired	(403,000)	(3.14)
Outstanding at December 31, 2014	17,045,434	0.64
Issued	-	-
Exercised	--	--
Expired	(1,278,000)	(1.19)
Outstanding at June 30, 2015	15,767,434	$0.60

Total stock-based compensation expense for options for the six months ended June 30, 2015 and 2014 amounted to $7,500 and $10,000, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Payroll and Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $99,861 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015 and 2014, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 6). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $58,919 and $44,178 for the six months ended June 30, 2015 and 2014, respectively

NOTE 15 – SUBSEQUENT EVENTS

Contracts

On August 10, 2015, Progress Advocates LLC, 51%-owned subsidiary, amended its contract with Student Advocates, LLC for the provision of back-office services. This amendment reduces the fees payable by Progress Advocates for these services during the 2015 contract year.

Litigation

On July 20, 2015, the Company received a complaint concerning a promissory note dated December 21, 2007 that matured on June 21, 2009. The Company does not anticipate any liability under the now extinguished note based on defenses it has which will be presented in the course of this action.

Management Discussion & Analysis of Financial Condition and Results of Operations

Overview

The quarter ending June 30, 2015 is the second quarter of results that demonstrate the financial impact of the first phase of our new strategy. The operating income derived in the latest quarter was the first quarterly operating income reported by Debt Resolve, Inc. This operating income was generated entirely by our new joint venture, Progress Advocates LLC. To maintain the pace of growth demonstrated in this quarter, management is focused on the continued execution of our new business strategy. The key elements of our business growth strategy are to:

•

Develop Progress Advocates LLC, a Debt Resolve, Inc. joint venture, into a profitable growth business that is sustainable in an industry of changing regulations and operating conditions. Included in this development are industry leading practices from technology integration to customer education and care. The external financing option introduced in March 2015 was a key contributor in the quarter ending June 30, 2015. This and revised cash financing options are aligned to match the timing of the client payment with U.S. Department of Education loan modification approvals, an important concern of State and Federal regulators. To support these goals, new technologies are being implemented to integrate the sales and customer service platforms with external data sources. This has sped up client approvals and reduced required sales cycle time. Another key focus is to expand the marketing plan of external lead purchases with prospect self-identification through branded web properties and social media participation. Education programs are now available to explain the government programs and terminology and will be expanded to assist clients with all debt management, and where to go for other resources. The goal is to develop a customer relationship that benefits the consumer with increased financial knowledge, develops brand awareness and encourages our inclusion in the consumer’s social media world.

•

Leverage our technology and knowledge of consumer financial dispute negotiations to launch a new internet based product in the consumer to consumer financial dispute resolution and collection space. This product, named Settl.it was soft launched in mid-June 2015 to provide additional market feedback on the User Interface and its value to targeted cohorts. Settl.it utilizes our patented blind bidding system that we license and is the first consumer product available with online negotiations technology. Designed to be simple to understand, easy to use, but an effective settlement tool, our goal is to make Settl.it an online leader in this industry. In addition, the product was designed to be enhanced at a future date to meet the needs of the small business marketplace.

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the ARM market. The initial focus will be the health industry including hospitals and medical practices. Our solution will offer a single vendor revenue management system from day one billing through late stage collections. Our partners in this solution are experienced professionals with health industry experiences including billing, call center management, and all stages of bill collections. Another focus will be a complete solution for hospital financing companies. Our potential partner in providing this solution has been a successful provider of financial services to this industry. In each industry, the marketing strategy will center on building a customer success story and leveraging that reference account with marketing materials, industry speaking engagements, and our partner’s sales team to expand to similar industry accounts.

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

Our Strategy Plan Progress

Progress Advocates LLC (PA) has been in operation for seven months and has met its revenue and expense budget each month. In the quarter ending June 30, 2015, it has increased its revenue 319% sequentially quarter over quarter, turned profitable, and is now self-sustaining on a cash flow basis. The external financing option introduced in March 2015 to allow consumers to pay for its services with a low monthly payment, was a key contributor in the quarter ending June 30, 2015. As with other Progress Advocates’ payment options, the consumer typically doesn’t pay until they receive confirmation of their reduced U.S. Direct Student Loan payment amount, an important concern of State and Federal regulators. Both of these are industry leading practices. Other enhancements are being developed to assist the consumer in understanding and managing other non-student loans, as well as providing consumer financial education. These relationship building products should reduce potential churn and increase low cost referral sales.

Settl.it, our new consumer to consumer debt negotiation and settlement product, has been in live beta testing for the last four weeks. Testers have been enthusiastic over its simplicity and elegance of design. It should be ready for a national launch in September, followed by a more aggressive marketing effort starting in October.

Negotiations with potential partners for a complete solution for the ARM industry are nearing completion and targeted clients have been receptive to our proposal of these new services. Additional work has been completed with current Debt Resolve, Inc. clients, towards understanding their needs for product enhancements. While this is an ongoing process, work has been completed on some of these requirements with plans to complete the rest. As a key component to this work is a redesign of the user interface to simplify it and convey a softer, friendlier tone in what can be a stressful debt collection environment.

We have been approached by several privately held businesses to discuss the benefits of being part of the Debt Resolve, Inc. equity family. Some of these discussions have continued, while others weren’t a good fit for one or the other parties. We are excited by the opportunity that our equity structure and the skills of our management team can offer smaller privately held companies.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Revenues totaled $1,439,674 and $42,815 for the three months ended June 30, 2015 and 2014, respectively. We earned revenue during the three months ended June 30, 2015 and 2014 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, in December 2014, we began deriving revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $1,412,604 for the three month ending June 30, 2015 as compared to $-0- for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $484,254 for the three months ended June 30, 2015, as compared to $211,833 for the three months ended June 30, 2014, an increase of $272,421. Stock based compensation was $10,829 and $94,663 for the three months ended June 30, 2015 and 2014, respectively. The decrease mainly resulted from a reduction in preferred warrants issued to service providers. The increase in payroll mainly resulted from our staffing from our majority owned subsidiary, Progress Advocates LLC with payroll costs of $353,650 for the three months ended June 30, 2015 compared to $-0- in 2014.

General and administrative expenses. General and administrative expenses amounted to $677,755 for the three months ended June 30, 2015, as compared to $172,545 for the three months ended June 30, 2014, an increase of $505,210. Of the increase, $588,543 was incurred from our subsidiary in the current year, as compared to $-0- for the three months ended June 30, 2014. During the three months ended June 30, 2015, the most significant expense incurred by Progress Advocates as general and administrative expenses were marketing, advertising and promotion of $567,800 as we ramp up our business activity.

Gain on change in fair value of derivative liabilities. During the three months June 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended June 30, 2015 and 2014, we recorded a gain on change in fair value of these derivative liabilities of $267,532 and $1,273,701, respectively.

Gain on settlement and write off of debt. During the three months June 30, 2015, we settled or wrote off old outstanding accounts payable for less than the recorded liability and recognized a gain on old debt. As such, we reported a gain of $650,319 and $-0- for the three months ended June 30, 2015 and 2014, respectively.

Interest (expense). We recorded interest expense of $541,225 for the three months ended June 30, 2015 compared to interest expense of $89,395 for the three months ended June 30, 2014. Interest expense increased primarily due to a factoring arrangement used by our majority owned subsidiary, Progress Advocates. In the current period, they incurred $415,818 as compared to $-0- in 2014.

Amortization of deferred debt discount. Amortization expense of $22,404 and $11,375 was incurred for the three months ended June 30, 2015 and 2014, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2014 and 2015.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Revenues totaled $1,909,767 and $85,071 for the six months ended June 30, 2015 and 2014, respectively. We earned revenue during the six months ended June 30, 2015 and 2014 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, in December 2014, we began deriving revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $1,795,632 for the six month ending June 30, 2015 as compared to $-0- for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $822,458 for the six months ended June 30, 2015, as compared to $291,935 for the six months ended June 30, 2014, an increase of $530,523. Stock based compensation was $18,205 and $100,913 for the six months ended June 30, 2015 and 2014, respectively. The decrease mainly resulted from reduced issuance of preferred warrants to service providers. The increase in payroll mainly resulted from our staffing from our majority owned subsidiary, Progress Advocates LLC with payroll costs of $610,500 for the six months ended June 30, 2015 compared to $-0- in 2014.

General and administrative expenses. General and administrative expenses amounted to $1,426,362 for the six months ended June 30, 2015, as compared to $322,579 for the six months ended June 30, 2014, an increase of $1,103,783. Of the increase, $1,093,172 was incurred from our subsidiary in the current year, as compared to $-0- for the six months ended June 30, 2014. During the six months ended June 30, 2015, the most significant expense incurred by Progress Advocates as general and administrative expenses were marketing, advertising and promotion of $926,600 as we ramp up our business model.

Gain on change in fair value of derivative liabilities. During the six months June 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the six months ended June 30, 2015 and 2014, we recorded a gain on change in fair value of these derivative liabilities of $340,831 and $307,338, respectively.

Gain on settlement and write off of debt. During the six months June 30, 2015, we settled or wrote off old outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $650,319 and $320 for the six months ended June 30, 2015 and 2014, respectively.

Interest (expense). We recorded interest expense of $648,801 for the six months ended June 30, 2015 compared to interest expense of $169,218 for the six months ended June 30, 2014. Interest expense increased primarily due to our factoring arrangement we have with our majority owned subsidiary, Progress Advocates. In the current period, we incurred $415,818 as compared to $-0- in 2014.

Amortization of deferred debt discount. Amortization expense of $41,976 and $14,479 was incurred for the six months ended June 30, 2015 and 2014, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2014 and 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $6,101,683 and cash and cash equivalents totaling $224,230. We reported a net income of $113,578 for the six months ended June 30, 2015. Net cash used in operating activities was $611,766 for the six months ended June 30, 2015. Cash flow provided by financing activities was $780,391 for the six months ended June 30, 2015. As of December 31, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,197,474 and cash and cash equivalents totaling $55,605.

Our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

We have successfully raised capital for our day-to-day operations since our inception; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or we reach cash flow breakeven, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money. Depending on the pace of our revenue growth, it may not be possible to demonstrate the progress investors require to secure additional funding. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues for the preparation of student loan documentation services are earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completion and delivery of the student loan modification and consolidation documentation package on behalf of the client to the U.S. Department of Education. The Company may sell its products separately or in various bundles that include multiple elements such as upfront fees, annual renewals and other services.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and December 31, 2014, we did not have any derivative instruments that were designated as hedges.

Recently-Issued Accounting Pronouncements

See recently adopted and issued accounting standards in “Note 2—Significant accounting policies” in Item 1. Financial statements of this report.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 13, 2015, in the section labeled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Management believes that its unaudited condensed financial statements for the three and six months ended June 30, 2015 and 2014 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended June 30, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 12, 2010, the noteholder assigned $140,000 of this note which included $74,867 of accrued interest through January 2010 and $65,133 of principal to a third party. At the request of the third party, we converted this assigned interest and principal into stock.

On August 27, 2010, the noteholder assigned $80,000 in principal through partial sale of the note to a third party, leaving a remaining balance of $177,867 plus accrued interest due on the note as of June 30, 2015.

This note has matured and is the subject of pending litigation.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at June 30, 2015. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at June 30, 2015. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of June 30, 2015. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt.

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

_______________

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

DEBT RESOLVE, INC.

Dated: August 14, 2015	By:	Stanley E. Freimuth
Stanley E. Freimuth
Director/Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

