Form 10-Q
period 2015-09-30
DEBT RESOLVE INC
filed 2015-11-16
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

As of November 13, 2015, 104,612,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$179,414	$55,605
Accounts receivable, net	1,527,200	28,732
Prepaid expenses	46,248	32,743
Total current assets	1,752,862	117,080

Total assets	$1,752,862	$117,080

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,277,203	$3,388,245
Due to shareholders	241,241	458,796
Deferred revenue	1,198,605	25,343
Notes payable, current portion	240,367	427,867
Notes payable-related party, net of unamortized discount of $6,678 and $-0- as of September 30, 2015 and December 31, 2014, respectively	684,043	298,221
Convertible Short-term notes, net of deferred debt discount of $25,631 and $-0- as of September 30, 2015 and December 31, 2014, respectively	1,772,370	228,500
Lines of credit, related parties	548,921	151,000
Derivative liabilities	1,442,369	336,582
Total current liabilities	9,405,119	5,314,554

Long term debt:
Note payable, long term portion	250,000	-
Notes payable, related party, net of unamortized debt discount of $8,361 and $25,011 as of September 30, 2015 and December 31, 2014, respectively	236,639	404,989
Convertible long-term notes, net of deferred debt discount of $75,655 and $79,919 as of September 30, 2015 and December 31, 2014, respectively	484,345	1,749,581
Total liabilities	10,376,103	7,469,124

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; 642,500 and 595,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	643	595
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,187,082 issued and outstanding as of September 30, 2015 and December 31, 2014	98,187	98,187
Additional paid in capital	66,615,341	66,620,813
Accumulated deficit	(75,347,391)	(74,029,266)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,633,220)	(7,309,671)
Non-controlling interest	9,979	(42,373)
Total stockholders' deficiency	(8,623,241)	(7,352,044)

Total liabilities and stockholders' deficiency	$1,752,862	$117,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues:	$2,242,686	$24,745	$4,152,453	$109,816

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	640,334	297,543	1,462,792	589,478
Selling, general and administrative expenses	1,081,679	98,108	2,508,041	420,687
Total costs and expenses	1,722,013	395,651	3,970,833	1,010,165

Income (loss) from operations	520,673	(370,906)	181,620	(900,349)

Other income (expense):
(Loss) gain on change in fair value of derivative liabilities	(1,238,479)	119,001	(897,648)	426,339
Gain on settlement of debt	-	-	650,319	320
Interest expense	(485,198)	(93,442)	(1,133,999)	(262,660)
Amortization of debt discounts	(24,089)	(14,441)	(66,065)	(28,920)
Total other income (expense)	(1,747,766)	11,118	(1,447,393)	135,079

Net loss before provision for income taxes	(1,227,093)	(359,788)	(1,265,773)	(765,270)

Income tax (benefit)	-	-	-	-

Net loss	(1,227,093)	(359,788)	(1,265,773)	(765,270)

Net income attributable to non-controlling interest	(204,610)	-	(52,352)	-

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(1,431,703)	$(359,788)	$(1,318,125)	$(765,270)

Net loss per common share -basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	98,187,082	98,175,811	98,187,082	98,150,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

					Additional		Non-
	Preferred stock		Common stock		Paid In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2014	595,000	$595	98,187,082	$98,187	$66,620,813	$(74,029,266)	$(42,373)	$(7,352,044)
Preferred shares issued for payment of services	47,500	48	-	-	2,802	-	-	2,850
Beneficial conversion feature related to convertible notes	-	-	-	-	77,458	-	-	77,458
Fair value of vesting options issued to employees for services	-	-	-	-	11,250	-	-	11,250
Fair value of common stock warrants issued for services	-	-	-	-	100,276	-	-	100,276
Fair value of preferred stock warrants issued for services	-	-	-	-	10,881	-	-	10,881
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(208,139)	-	-	(208,139)
Net loss	-	-	-	-	-	(1,318,125)	52,352	(1,265,773)
Balance, September 30, 2015	642,500	$643	98,187,082	$98,187	$66,615,341	$(75,347,390)	$9,979	$(8,623,241)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,265,773)	$(765,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	66,065	28,920
Bad debts	142,974	-
Stock based compensation	125,257	297,790
Loss(gain) on change in fair value of derivative liability	897,648	(426,339)
Gain on settlement of debt	(650,319)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,641,442)	6,248
Prepaid expenses	(13,505)	29,393
Security deposit	-	1,000
Accounts payable and accrued liabilities	326,642	164,263
Due to shareholders	(4,921)	(3,535)
Deferred revenue	1,173,262	5,166
Net cash used in operating activities	(844,112)	(662,364)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes	100,000	-
Proceeds from short term notes, related party	485,421	(10,000)
Repayment of short term notes	(37,500)	(56,250)
Proceeds from long term notes	350,000	525,000
Proceeds from long term notes, related party	70,000	250,000
Net cash provided by financing activities	967,921	708,750

Net increase in cash and cash equivalents	123,809	46,386
Cash at beginning of period	55,605	7,212

Cash at end of period	$179,414	$53,598

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$21,800	$5,790
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$77,458	$121,781
Common stock issued in settlement of note payable and accrued interest	$-	$5,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – BASIS AND BUSINESS PRESENTATION

Debt Resolve, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 21, 1997. The Company offers its service as a Software-as-a-Service (SaaS) model, enabling clients to introduce this collection or payment software option with no modifications to their existing collections computer systems. Its products capitalize on using the Internet as a tool for communication, resolution, settlement and payment of delinquent or defaulted consumer debt and as part of a complete accounts receivable management solution for consumer creditors.

In December 2014, the Company, jointly with LSH, LLC, organized Progress Advocates LLC, a Delaware limited liability company for the purpose to provide services in the student loan document preparation industry with ownership interests of 51% and 49% for the Company and LSH, LLC, respectively.

The Company operates as one operating segment.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with the instructions to the Form 10-Q and Article 10 of Regulation S-X, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2015. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The non-controlling interest represents the minority owners' share of its net operating results.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

The Company also earns revenue from collection agencies, collection law firms and lenders that implemented our online system. The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee for accounts loaded into the Debt Resolve Service or through a flat monthly fee.

Revenues for set-up fees, percentage contingent collection fees, fixed settlement fees, monthly fees, etc. are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2015 and December 31, 2014, the Company had deferred revenues of $1,198,605 and $25,343, respectively

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions. At September 30, 2015, this included three clients along with customers in the student loan industry. At December 31, 2014, one client represented receivables of $10,000 (35%). The Company did not have an accounts receivable concentration at September 30, 2015. As of September 30, 2015 and December 31, 2014, no allowance for doubtful accounts has been recognized.

The Company had two clients accounting for 11.32% and 67.89%; (total of 79.21%) of total revenues for the three months ended September 30, 2014, respectively, and had three clients accounting for 14.40%, 39.14% and 27.19%; (total of 80.73%) of total revenues for the nine months ended September 30, 2014. The Company did not have a revenue concentration for the three and nine months ended September 30, 2015.

Net Income (Loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the three and nine months ended September 30, 2015 and 2014 because their effect is anti-dilutive. Fully diluted shares outstanding were 147,167,082 for the three and nine months ended September 30, 2015. Fully diluted shares outstanding were 127,580,811 and 127,555,545 for the three and nine month period ended September 30, 2014, respectively.

Reclassification

Certain reclassifications have been made to prior period's data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Total employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2015 amounted to $107,052 and $125,257, respectively and for the three and nine months ended September 30, 2014 amounted to $196,877 and $297,790, respectively.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company's derivative liabilities.

Recent accounting pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $1,318,125 for the nine months ended September 30, 2015. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $7,652,257 as of September 30, 2015. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

September 30, 2015 marked the second consecutive quarter that the Company has reported an operating profit. While distributions from the Company's majority owned joint venture have improved liquidity, the Company continues to raise additional funds through private debt offerings to meet short term needs. In addition, the Company is undertaking further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond and to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company's operating cycle. Management provides an allowance for doubtful accounts based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote.

The Company's majority owned subsidiary, Progress Advocates LLC entered into a factoring agreement on a recourse basis. The recourse agreement provides for the Company to receive an advance of between 30% - 96% of any accounts receivable that it factors with 62% - 0% held in reserve. The average amount received from these recourse agreements was 50.9% and the average amount reserved was 42.1%. The factoring agreement also provides for discount fees of 4% - 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2015 and December 31, 2014 are comprised of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$565,370	$1,025,919
Accrued interest	1,809,609	1,473,686
Payroll and related accruals, net of advance to employees	902,224	888,640
Total	$3,277,203	$3,388,245

NOTE 6 – NOTES PAYABLE

As of September 30, 2015 and December 31, 2014, short term notes are as follows:

	September 30, 2015	December 31, 2014
Bank loans	$-	$50,000
Note payable, dated June 1, 2015	50,000	-
Note payable, dated August 28, 2015	50,000	-
Investor notes payable, 12% per annum	377,867	377,867
Total	490,367	427,867
Less current portion	240,367	427,867
Long term portion	$250,000	$-0-

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

On June 1, 2015, the Company issued an unsecured note payable for $50,000 due October 1, 2016 with interest at 12% per annum, paid monthly beginning June 2015 and principal payments beginning October 2015.

On August 28, 2015, the Company issued an unsecured note payable for $50,000 due February 28, 2016 with interest at 10% per annum, paid monthly beginning October 2015 and principal payments beginning February 2016.

In 2015, a note holder representing $200,000 of these notes, entered into a agreement whereby their obligation was extended till October 22, 2016. The terms of the agreement included a payment of accrued interest of $4,000. The remaining notes are in default.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of September 30, 2015 and December 31, 2014, notes payable, related parties are as follows:

	September 30, 2015	December 31, 2014
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013	10,000	10,000
Convertible note payable, dated September 16, 2013	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $5,283and $14,833, respectively	194,717	185,167
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $1,395 and $3,235, respectively	23,605	21,765
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $2,244 and $3,761, respectively	22,756	21,239
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $1,948 and $3,182, respectively	48,052	46,818
Note payable, dated January 25, 2015	25,000	-
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $3,281	46,719	-

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

	September 30,	December 31,
	2015	2014
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $888	19,112	-
Note payable, dated June 18, 2015	25,000	-
Note payable, dated July 13, 2015	12,500	-
Note payable, dated August 5, 2015	25,000	-
Note payable, dated August 19, 2015	50,000
Total	920,682	703,210
Less current portion	684,043	298,221
Long term portion	$236,639	$404,989

On January 25, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 25, 2016 with interest at 10% per annum.

On June 18, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 21, 2016 with interest at 10% per annum

On July 13, 2015, a stockholder and Board member loaned $12,500 (unsecured) to the Company due July 12, 2016 with interest at 12% per annum.

On August 5, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due January 1, 2016 with interest at 10% per annum with interest paid monthly for August and September 2015 and principal and interest payable from October through December 2015.

On August 19, 2015, a stockholder and Board member loaned $50,000 (unsecured) to the Company due February 19, 2016 with interest at 10% per annum.

On March 3, 2015, the Company issued a $50,000 secured convertible note that matures on March 3, 2017. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 750,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

On May 12, 2015, the Company issued a $20,000 secured convertible note that matures on May 12, 2017. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 300,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $5,713 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 1.00% to 1.09%, a dividend yield of 0%, and volatility of 305.76% to 317.93%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

For the three and nine months ended September 30, 2015, the Company amortized $5,484 and $15,484 of debt discount to operations as interest expense. For the three and nine months ended September 30, 2014, the Company amortized $3,839 and $8,558 of debt discount to operations as interest expense.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

Total unpaid accrued interest on the notes payable to related parties as of September 30, 2015 and December 31, 2014 was $222,436 and $143,526, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded interest expense of $79,088 and $53,362, respectively, in connection with the notes payable to related parties.

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company's board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of September 30, 2015, the outstanding balance on this loan was $397,921.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of September 30, 2015 and December 31, 2014 was $114,672 and $101,119, respectively.

As of September 30, 2015 and December 31, 2014, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the nine months ended September 30, 2015 and 2014, the Company recorded $13,553 and $13,553, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	September 30,	December 31,
	2015	2014
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $37,653 and $79,919, respectively	712,347	670,081
Bridge 2015 Convertible Notes, net of unamortized debt discount of $63,632	236,368	-
Total	2,256,715	1,978,081
Less: Current portion	(1,772,370)	(228,500)
Long term portion	$484,345	$1,749,581

In 2015, the Company issued an aggregate of $300,000 in secured convertible notes that mature two years from the date of issuance (from February 2017 through September 2017). The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 4,250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $77,459 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.63% to 1.13%, a dividend yield of 0%, and volatility of 307.16% to 351.577%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

For the three and nine months ended September 30, 2015, the Company amortized $18,603 and $50,581 of debt discount to current period operations as interest expense. For the three and nine months ended September 30, 2014, the Company amortized $10,603 and $20,077 of debt discount to current period operations as interest expense.

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

NOTE 10 – DERIVATIVE LIABILITIES

Excessive committed shares

On September 30, 2015, in connection with the previously issued stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

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

At September 30, 2015, the Company has estimated that there were 143,445,434 possible common shares that may be issuable to satisfy settlement provisions related to convertible debt, convertible preferred stock, warrants and stock options. At September 30, 2015, the Company has estimated the inclusion of possible common share equivalents exceeded the authorized common shares of 200,000,000 by approximately 41,632,516.

At September 30, 2015, the fair value of the derivative liabilities of $95,005 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 326.70%; risk free rate: 0.11% to 0.64%; and expected life: 0.46 to 2.24 years.

As of September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2015, in the amount of $1,442,369 has a level 3 classification.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of September 30, 2015:

Excess Share Derivative
Balance, December 31, 2014	$336,582
Total (gains) losses
Transfers in of Level 3 upon exceeding in authorized shares	208,139
Mark-to-market at September 30, 2015:	897,648
Balance, September 30, 2015	$1,442,369
Net loss for the period included in earnings relating to the liabilities held at September 30, 2015	$(897,648)

Fluctuations in the Company's stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company's stock price increased by 436% from December 31, 2014 to September 30, 2015. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore decreasing the liability on the Company's balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company's derivative instruments.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At September 30, 2015 and December 31, 2014, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.0001, of which 642,500 and 595,000 are issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock.

On July 7, 2015, the Company issued 47,500 shares of its Series A Convertible Stock as payment for services rendered valued at $2,850.

Common stock

At September 30, 2015 and December 31, 2014, the Company has authorized 200,000,000 shares of common stock, par value $0.001, of which 98,187,082 are issued and outstanding as of September 30, 2015 and December 31, 2014.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	38,925,000	3.25	$0.10	38,925,000	$0.10
0.11 to 0.20	16,150,000	1.94	0.15	16,150,000	0.15
0.21 to 0.30	18,663,000	1.12	0.25	18,663,000	0.25
Total	73,738,000	2.43	$0.15	73,738,000	$0.15

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	91,736,274	$0.22
Issued	10,500,000	0.15
Exercised	-
Expired	(11,374,590)	(0.35)
Outstanding at December 31, 2014	90,861,684	0.20
Issued	5,300,000	0.15
Exercised	-	-
Expired	(22,423,684)	(0.24)
Outstanding at September 30, 2015	73,738,000	$0.15

In conjunction with the issuance of convertible notes, during the nine months ended September 30, 2015, the Company issued an aggregate of warrants to purchase 5,300,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 7 and 9.

On August 12, 2015, the Company repriced to $0.10 and extended for the three years an aggregate of 11,925,000 expiring warrants previously issued to Board Members. The change in fair value of the extended warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 349.90%, risk free rate of 1.88% and expected life of 3.00 years. The determined estimated fair value of $100,276 was charged to operations during the nine months ended September 30, 2015.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at September 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	1,620,000	4.08	$0.50	370,000	$0.50
1.00	68,000	1.91	1.00	68,000	1.00
1.50	300,500	1.77	1.50	300,500	1.50
Total	1,988,500	3.66	$0.67	738,500	$0.95

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	-	$-
Issued	1,914,500	0.66
Exercised
Expired
Outstanding at December 31, 2014	1,914,500	0.66
Issued	169,000	1.20
Exercised	-	-
Canceled	(95,000)	1.00
Outstanding at September 30, 2015	1,988,500	$0.67

During the nine months ended September 30, 2015, the Company issued an aggregate 169,000 Series A convertible preferred stock warrants in connection with services provided of which 95,000 were subsequently canceled. The warrants are exercisable for three to five years from the date of issuance at an exercise prices from $0.50 to $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 306.06% to 328.03%, risk free rate of 0.59% to 1.01% and expected life of 3.00 to 5.00 years. The determined estimated fair value of $10,881 was charged to operations during the nine months ended September 30, 2015.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at September 30, 2015:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	5.42	$0.015	1,000,000	$0.015
0.02	250,000	5.35	0.02	250,000	0.02
0.06	3,000,000	2.67	0.06	3,000,000	0.06
0.09	250,000	3.18	0.09	250,000	0.09
0.095	500,000	3.30	0.095	500,000	0.095
0.10	650,000	2.44	0.10	650,000	0.10
0.13	500,000	1.59	0.13	500,000	0.13
0.17	4,500,000	1.52	0.17	4,500,000	0.17
0.19	1,000,000	0.85	0.19	1,000,000	0.19
0.22	175,000	1.50	0.22	175,000	0.22
5.00	1,517,434	0.90	5.00	1,517,434	5.00
Total	15,342,434	2.59	$0.59	13,342,434	$0.67

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	14,198,434	$0.86
Issued	3,250,000	0.015
Exercised	-	-
Expired	(403,000)	(3.14)
Outstanding at December 31, 2014	17,045,434	0.64
Issued	-	-
Exercised	--	--
Expired	(1,703,000)	(1.19)
Outstanding at September 30, 2015	15,342,434	$0.59

Total stock-based compensation expense for options for the nine months ended September 30, 2015 and 2014 amounted to $11,250 and $13,750, respectively.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 14 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015 and 2014, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 6). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $92,641 and $66,915 for the nine months ended September 30, 2015 and 2014, respectively

NOTE 15 – SUBSEQUENT EVENTS

In October 2015, the Company issued an aggregate of 6,425,000 shares of its common stock in exchange for conversion of 642,500 shares of Series A Convertible preferred stock.

Item 2. Management Discussion & Analysis of Financial Condition and Results of Operations

Overview

The quarter ending September 30, 2015 continues to demonstrate the financial impact of the first phase of our strategic plan on the Debt Resolve results. Revenues for the quarter ending 9/30/2015 were a Company record $2,242,686, an increase of 56% over the previous quarter, which at that time was the Company's highest revenue quarter. Operating income for the quarter ending 9/30/2015 was a record $520,673, an increase of 88% over the previous quarter which was also a record quarter at that time. Net income for the quarter ending 9/30/2015 was ($1,431,702), a reduction from the $627,187 reported in the previous quarter. This third quarter result reflected an Excess Derivative Liability expense of $1,238,479 as compared to a gain of $267,532 in the previous quarter. Management is in the process of addressing the Excess Derivative Liability issue. The previous quarter also included a gain of $650,319 from the settlement of debt during the second quarter.

The following is a progress report on the key elements of our business growth strategy:

•

Continuing to accelerate the profitable growth of Progress Advocates LLC, a Debt Resolve, Inc. joint venture, which has demonstrated the strength of its business model in an industry of changing regulations and operating conditions. Progress Advocates LLC (PA) has been in operation for ten months and made its revenue and expense budget each month. In the quarter ending September 30, 2015, it has increased its revenue 57% sequentially quarter over quarter and was self-sustaining on a cash flow basis. Included in this development are industry leading practices from technology integration to customer education and care. The external financing option introduced in March 2015 to allow consumers to pay for its services with a low monthly payment, was a key contributor in the quarter ending September 30, 2015. This and revised cash financing options are aligned to match consumer payment with U.S. Department of Education loan modification approvals, an important concern of State and Federal regulators. To support these goals, new technologies were implemented to integrate the sales and customer service platforms with external data sources. This has sped up consumer approvals and reduced required sales cycle time. Another key focus was to expand the marketing channels to include more broad based awareness and lower the cost of acquisition through prospect self-identification. Radio campaigns, branded web properties and social media participation are being deployed along with our skilled call center team. Education programs, available on our web properties to explain the government programs and terminology, will be expanded to assist clients with best practices for consumer debt management, and where to go for other resources. The goal is to develop a customer relationship that benefits the consumer, develops brand awareness and encourages our inclusion in the consumer's social media world which creates expanded opportunities for low cost referral sales.

•

Leveraging our technology and knowledge of consumer financial dispute negotiations to launch a new internet based product in the consumer to consumer financial dispute resolution and collection space. This product, named Settl.it started beta testing in mid-September 2015 to provide additional market feedback on the User Interface and its value to targeted cohorts. Settl.it utilizes our patented blind bidding system that we license and is the first consumer product available with online negotiations technology. Designed to be simple to understand, easy to use, but an effective settlement tool, our goal is to make Settl.it an online leader in this industry. Initial feedback from testers and a limited introduction of the product to some businesses indicates a business opportunity for Settl.it in certain segments of the small business market that can be addressed at reduced marketing costs. By the end of the quarter ending September 30, 2015, live testing was being done with companies in these segments.

•

Enhancing the Debt Resolve Solution by integrating it with other services to become a total solution for the Accounts Receivable Management (ARM) market. The initial focus will be the health industry including hospitals and medical practices. Our solution will offer a single vendor revenue management system from day one billing through late stage collections. Our partners in this solution are experienced professionals with health industry experiences including billing, call center management, and all stages of bill collections. In addition, the Debt Resolve Service will be included in several third party solutions in other, different segments of the healthcare industry.

20

•

Leveraging our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. For Debt Resolve, each purchase will aim to be accretive to earnings and leverage our assets with little additional expense. For our partners, our involvement is aimed to accelerate their growth and profitability. In combination with our equity structure, this will allow them to monetize their years of hard work building a private company. The Progress Advocates LLC joint venture was our first such investment. Our intent is to attract others that will be synergistic to our current portfolio and offer the benefits described above.

We have been approached by several privately held businesses to discuss the benefits of being part of the Debt Resolve, Inc. equity family. Some of these discussions have continued, while others weren't a good fit for one or the other parties. We are excited by the opportunity that our equity structure and the skills of our management team can offer smaller privately held companies.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Revenues totaled $2,242,686 and $24,745 for the three months ended September 30, 2015 and 2014, respectively. We earned revenue during the three months ended September 30, 2015 primarily from fees for providing student loan document preparation services by our majority owned subsidiary, Progress Advocates LLC. In the three months ending September 2014, our Debt Resolve Service revenue was solely earned as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. The increased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $2,212,363 for the three month ending September 30, 2015 as compared to $-0- for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $640,334 for the three months ended September 30, 2015, as compared to $297,543 for the three months ended September 30, 2014, an increase of $342,791. Stock based compensation was $107,051 and $196,877 for the three months ended September 30, 2015 and 2014, respectively. The decrease mainly resulted from a reduction in preferred warrants issued to service providers. The increase in payroll mainly resulted from our staffing from our majority owned subsidiary, Progress Advocates LLC with payroll costs of $503,396 for the three months ended September 30, 2015 compared to $-0- in 2014.

General and administrative expenses. General and administrative expenses amounted to $1,081,679 for the three months ended September 30, 2015, as compared to $98,108 for the three months ended September 30, 2014, an increase of $983,571. Of the increase, $977,367 was incurred from our subsidiary in the current year, as compared to $-0- for the three months ended September 30, 2014. During the three months ended September 30, 2015, the most significant expense incurred by Progress Advocates as general and administrative expenses were marketing, advertising and promotion of $636,280 as we ramp up our business activity.

Loss (gain) on change in fair value of derivative liabilities. During the three months ending September 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended September 30, 2015 and 2014, we recorded a (loss) gain on change in fair value of these derivative liabilities of $(1,238,479) and $119,001, respectively.

Interest (expense). We recorded interest expense of $485,200 for the three months ended September 30, 2015 compared to interest expense of $93,442 for the three months ended September 30, 2014. Interest expense increased primarily due to a factoring arrangement used by our majority owned subsidiary, Progress Advocates. In the current period, they incurred $359,030 as compared to $-0- in 2014.

Amortization of deferred debt discount. Amortization expense of $24,087 and $14,441 was incurred for the three months ended September 30, 2015 and 2014, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2014 and 2015.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Revenues totaled $4,152,453 and $109,816 for the nine months ended September 30, 2015 and 2014, respectively. We earned revenue during the nine months ended September 30, 2015 primarily from fees for providing student loan document preparation services by our majority owned subsidiary, Progress Advocates LLC. For the nine months ending September 30, 2014 our Debt Resolve Service revenue was solely earned as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. The increased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $4,066,123 for the nine month ending September 30, 2015 as compared to $-0- for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $1,462,792 for the nine months ended September 30, 2015, as compared to $589,478 for the nine months ended September 30, 2014, an increase of $873,314. Stock based compensation was $125,257 and $297,790 for the nine months ended September 30, 2015 and 2014, respectively. The decrease mainly resulted from reduced issuance of preferred warrants to service providers. The increase in payroll mainly resulted from our staffing from our majority owned subsidiary, Progress Advocates LLC with payroll costs of $1,113,896 for the nine months ended September 30, 2015 compared to $-0- in 2014.

General and administrative expenses. General and administrative expenses amounted to $2,508,041 for the nine months ended September 30, 2015, as compared to $420,687 for the nine months ended September 30, 2014, an increase of $2,087,354. Of the increase, $2,070,539 was incurred from our subsidiary in the current year, as compared to $-0- for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the most significant expense incurred by Progress Advocates as general and administrative expenses were marketing, advertising and promotion of $1,562,880 as we ramp up our business model.

Loss on change in fair value of derivative liabilities. During the nine months September 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the nine months ended September 30, 2015 and 2014, we recorded a (loss) gain on change in fair value of these derivative liabilities of $(897,648) and $426,339, respectively.

(Loss) gain on settlement and write off of debt. During the nine months September 30, 2015, we settled or wrote off old outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $650,319 and $320 for the nine months ended September 30, 2015 and 2014, respectively.

Interest (expense). We recorded interest expense of $1,134,001 for the nine months ended September 30, 2015 compared to interest expense of $262,660 for the nine months ended September 30, 2014. Interest expense increased primarily due to our factoring arrangement we have with our majority owned subsidiary, Progress Advocates. In the current period, we incurred $774,848 as compared to $-0- in 2014.

Amortization of deferred debt discount. Amortization expense of $61,065 and $28,920 was incurred for the nine months ended September 30, 2015 and 2014, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2014 and 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $7,652,256 and cash and cash equivalents totaling $179,414. We reported a net loss of $1,318,125 for the nine months ended September 30, 2015. Net cash used in operating activities was $844,112 for the nine months ended September 30, 2015. Cash flow provided by financing activities was $967,921 for the nine months ended September 30, 2015. As of December 31, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,197,474 and cash and cash equivalents totaling $55,605.

While our working capital as of the date of this report is negative and is not sufficient to fund our plan of operations for the next year, our majority owned joint venture, Progress Advocates LLC, has been cash flow positive for the five months ending September 30, 2015. As additional capital was raised during this period, no cash distributions were made to, nor required by, the parent company, Debt Resolve, Inc. In the future, cash distributions from Progress Advocates LLC will be made to its partners, of which 51% will be to the benefit of Debt Resolve, Inc.

If additional capital is required to supplement these distributions and those from other operations, we will rely on raising capital from equity or debt sales. We have successfully raised capital for our day-to-day operations since our inception; however, no assurance can be provided that we will continue to be able to do so.These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We, also, earn revenue from collection agencies, collection law firms and lenders that implemented our online Debt Resolve Service. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per accounts loaded into our system for collection or through a flat monthly fee.

Stock-based compensation

We follow Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10"). The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee's requisite service period.

Fair Values

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

We follow Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. None of these statements had an impact on the Company's financial position, results of operations or cash flows.

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and December 31, 2014, we did not have any derivative instruments that were designated as hedges.

Recently-Issued Accounting Pronouncements

See recently adopted and issued accounting standards in "Note 2—Significant accounting policies" in Item 1. Financial statements of this report.

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

Management believes that its unaudited condensed financial statements for the three and nine months ended September 30, 2015 and 2014 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended September 30, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Investor Note 1:

On December 21, 2007, an unaffiliated investor loaned us $125,000 on an unsecured 18-month note with a maturity date of September 21, 2009. The note has a provision requiring repayment once we raised an aggregate of $500,000 following issuance of this note. As a result, this note is currently in default as it has not been repaid and we reached the $500,000 threshold in September, 2008. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with the note, we granted to the investor a warrant to purchase 37,500 shares of common stock at an exercise price of $1.07 and an expiration date of December 21, 2012. This note is guaranteed by, a shareholder and former Company director. On April 10, 2008, we borrowed an additional $198,000 from this investor. Please see discussion below.

On April 10, 2008, an unaffiliated investor loaned us an additional $198,000 on an amendment of the prior unsecured note with a maturity date of September 21, 2009 for the entire balance of the first note plus the amendment ($323,000 total). The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. The outstanding principal and interest may be repaid, in whole or in part, at any time without prepayment penalty. In conjunction with the note, we also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a "cashless" exercise feature. This note is guaranteed by a Director of the Company. The amended note maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent to the issuance of the note. At September 30, 2008, we had raised in excess of $500,000 subsequent to this amended note, and as a result, this note is in default. We also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note, which was included in expenses.

On February 12, 2010, the noteholder assigned $140,000 of this note which included $74,867 of accrued interest through January 2010 and $65,133 of principal to a third party. At the request of the third party, we converted this assigned interest and principal into stock.

On August 27, 2010, the noteholder assigned $80,000 in principal through partial sale of the note to a third party, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2015.

This note has matured and is the subject of pending litigation.

Convertible Notes:

From September 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at September 30, 2015. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at September 30, 2015. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of September 30, 2015. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt.

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

DEBT RESOLVE, INC.

Dated: November 16, 2015	By:	/s/ Stanley E. Freimuth
Stanley E. Freimuth
Director/Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

