Form 10-K
period 2015-12-31
DEBT RESOLVE INC
filed 2016-04-14
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(914) 949-5500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

On June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $1,550,532. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 14, 2016, 104,612,082 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference: None

DEBT RESOLVE, INC.

2

PART I.

ITEM 1. Business

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by federal securities laws, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, including under Item 1A, "Risk Factors," which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

Debt Resolve, Inc. is a Delaware corporation formed in April 1997. Our traditional business has been providing software solutions to consumer lenders or those collecting on consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, collection law firms and the buyers of defaulted debt in the United States. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We are pursuing these markets as well as our traditional markets.

In December 2015, the Company, jointly with LSH, LLC, organized Progress Advocates LLC, a Delaware limited liability company for the purpose to provide services in the Federal Student Loan document preparation industry with ownership interests of 51% and 49% for the Company and LSH, LLC, respectively. The financial results from this new company have had a positive impact on our consolidated financial reports, as further described in Item 7. This joint venture is the first implementation of one leg of our new corporate strategy described below.

Our Business Growth Strategy

Our business strategy significantly evolved during 2015 from a single goal of becoming an important participant in the ARM industry by making our Debt Resolve Solution a key collection tool at all stages of delinquency to diversifying into new industries that can leverage our core competencies and financial assets. The objective was to diversify revenue sources through the use of our core competencies in e-commerce based debt collection and internet based product development. The key elements of our business growth strategy are to:

•

Develop Progress Advocates LLC into a profitable growth business that is compliant and sustainable in an industry of changing regulations and operating conditions. Included in this development are industry leading practices; not requiring payment until the client receives their student loan consolidation benefit, technology integration, and consumer credit education and care. A key focus is to expand the marketing plan of external lead purchases with prospect self-identification through branded web properties and social media participation. Education programs will continue to be available to explain the government programs and terminology, help consumers with debt management, and where to go for other resources. The goal is to develop a customer relationship that benefits the consumer, develops brand awareness and encourages our inclusion in the consumer's social media world.

3

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the consumer to consumer debt resolution and collection space. This product, named Settl.it, was designed and development initiated in 2015. It underwent rigorous beta testing during 2015 and went live in September 2015. Settl.it will utilize our patented blind bidding system that we license and will be one of the first products available with online negotiations technology. Designed to be simple to understand, easy to use, but an effective collection tool, our goal is to make Settl.it an online leader in this industry. In addition, the product was designed to be enhanced at a future date to meet the needs of the small business marketplace.

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the ARM market. The initial focus will be the health industry including hospitals and medical practices. Our solution will offer a single vendor revenue management system from day one billing through late stage collections. Our partners in this solution are experienced professionals with health industry experiences including billing, call center management, and all stages of bill collections. In each targeted industry, the marketing strategy will center on building a customer success story and leveraging that reference account with marketing materials, industry speaking engagements, and our partner's sales team to expand to similar industry accounts.

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

Business Growth Strategy Update

During the course of 2015, significant progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

•

Develop Progress Advocates LLC (PA) into a profitable growth business that is compliant and sustainable in an industry of changing regulations and operating conditions. After a two week test during December 2014, PA was launched in January 2015. This allowed PA to report its first operating income in June and maintain an operating income for 6 of the last 8 months of 2015. During 2015, important changes to the PA business model were implemented. In March, PA became the first student loan document preparation company to offer consumers a financing option for the payment of the PA fee. What for most industry participants is an initial fee plus a per month ongoing fee, now, with approved credit, became a low monthly payment that starts after the student loan consolidation benefit is received by the consumer. This new financing option provided clients with the additional benefit of creating a positive credit record experience that would improve their credit score. Rapid monthly growth followed the introduction of this new feature. However, with this rapid growth came customers of lower credit quality, many of whom did not pay the monthly financing fees after receiving the benefit derived from PA submitting the appropriate documentation that was accepted by DOE and led to a lower student loan payment. These defaults resulted in an increase of bad debt expenses and the addition of a provision for bad debt in 2015. In response, PA has worked with the financing company to improve underwriting criteria, offered a cash payment option to those denied credit, and is working on marketing programs to find more credit qualified prospects and encourage customer retention.

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the consumer to consumer debt resolution and collection space. This new product launched under the name Settl.it (www.settl.it) is currently available, but not being aggressively marketed. During 2015, after extensive beta testing, the payment processor supporting the critical immediate payment function within Settl.it, decided to withdraw its support of our product, deeming it to be a debt collection service and therefore not eligible to use their payment service. We disagreed with their assessment but were unable to have our position reviewed. An alternative payment processor has been implemented, resulting in significant delay to Settl.it's online availability. There was a silver lining to this delay, however, as field research found a bigger demand for a small business product with capabilities similar to the traditional Debt Resolve service and a user interface as easy to use as Settl.it. This new product, Settl.it Pro is currently under development. The cost of an expansive launch of Settl.it is currently unfeasible. Therefore, a targeted launch is underway focused on consumers looking for small claims courts alternatives and on State Small Claims Courts looking for a tool to offload some of the cost of face to face adjudication.

4

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the ARM market. As vast as the ARM market has become, this strategy has been narrowed to focus on the needs of hospitals and medical practices. During 2015, we have initiated discussions with other companies to create two products that will utilize the traditional Debt Resolve service as one component in an integrated offering. The first product will be used by Medical Practices and Hospitals looking to give patients unpaid accounts one last chance to pay. The one last chance will be a negotiated settlement offering using Debt resolve's patented double blind bidding technology. The second product will be a billing and collections system for a company financing patient receivables. Again, the Debt Resolve service will provide collection support throughout the life of the patient's loan, including negotiated delinquency collection. In addition to the above new offerings, the traditional Debt Resolve service has been enhanced with changes identified by current and new clients in 2015.

•

Leverage our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. As described in the discussion on Progress Advocates LLC above, 2015 was an important year to verify the efficacy of this strategy. The positive financial impact of Progress Advocates results on the Debt Resolve financials has reinforced the need to expand this strategy. During 2015, additional discussion and negotiations have taken place to accomplish this objective. Partnerships will be used to deploy new solutions and support current offerings in 2016.

Corporateand Background Information

We were incorporated as a Delaware corporation in April 1997 under our former name, Lombardia Acquisition Corp. On May 7, 2003, our certificate of incorporation was amended to change our corporate name to Debt Resolve, Inc.

Our principal executive offices are located at 1133 Westchester Ave., Suite S-223, White Plains, New York 10604, and our telephone number is (914) 949-5500. As of December 31, 2015, we had one operating subsidiary, Progress Advocates LLC. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

Our Strengths

While our products often offer unique and exclusive features that are beneficial to our customers. Our strength is understanding the markets that we serve. In the Federal Student Loan document preparation space, we saw a need to overcome the complexity of the DOE programs, educate the consumer on the important features of each program, and eliminate the high upfront cost associated with the use of a third party preparer. Our financing option allows prospective customers to benefit from our services at a low monthly cost. An additional result of the financing option is the positive impact making payments has on the credit score of these low credit score customers. We also saw the need to match our receipt of payment to when the work is done for the customer. A common industry practice is to bill a fee prior to beginning the document preparation process and before the amount of the benefit is known. Our initial billing is designed to coincide with the customer's successful consolidation notification.

In the traditional Debt Resolve service space, the advantage is not having just a standalone debt collection product, but in having an integrated solution where the consumer decides which channel to be serviced through, which medium to be communicated through, and how to balance their financial resources with their financial obligations. During 2015, our offerings have changed to embrace these tenets. As described earlier, new offerings will further this evolution of the traditional Debt Resolve service with offerings for the large enterprise customer, small and medium businesses, and the consumer.

Lastly, we recognized the opportunity that we, as a publicly held company, could offer to small successful businesses that populate much of our industries. Partnering with Debt Resolve offers these companies the equity benefits of a publicly held company and an exit strategy that will be on their terms rather than those of an unknown buyer. Working together, their business will grow faster, utilizing the financial and senior management skills available from debt Resolve. The attractiveness of these potential benefits were validated in 2015 by the companies that are currently in partnership discussions with us.

Our Industry

Debt Collections Industry

According to the U.S. Federal Reserve Board, consumer credit has increased from $133.7 billion in 1970 to $3,543.9 billion in January 2016, a compound annual growth rate of approximately 7.3% for the period. In parallel, the accounts receivables management ("ARM") industry accounts for $15 billion in annual revenues according to industry analyst Kaulkin Ginsberg.

There are several major collection industry trends:

•

Profit margins are stagnating or declining due to the fixed costs of telephone-based collections. In addition, periods when the economy is weak means more delinquencies to collect but a higher inability on the part of debtors to pay. Thus, costs increase to generate the same level of revenue. The ACA International's 2012 Benchmarking & Agency Operations Survey shows that more than 50% of the operating costs are directly related to the cost of the collections agents, making the business difficult to scale using traditional staffing and collections methods.

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

The collection industry has always been driven by letters and agent calls to debtors. In the early 1990's, dialer technology created an improvement in calling efficiency. However, it was not until the early 2000's that any new technologies were introduced. These new technologies include analytics, Interactive Voice Response systems (IVR) and Internet-based collections. Of these, IVR systems and Internet-based collections have the ability to positively impact the cost-to-collect by reducing agent involvement, while analytics focus agent time on the accounts with the highest potential to collect.

Federal Student Loan Document Preparation Industry

In 1992, President H.W. Bush signed the first bill authorizing U.S. government backed student loans. The William D. Ford Federal Direct loan Program, in 2007, was the beginning of Department of Education involvement in the issuance of student loans directly to students. Then, in 2010, President Obama signed the Health Care and Education Reconciliation Act (HCERA), beginning government programs aimed at reducing the cost and burden of these Federal Direct Student Loan repayment for new graduates. Subsequently, in 2012 and 2015, President Obama signed Executive orders to expand these programs to all Federal Direct Student Loan borrowers who have graduated from 2007 to present. While there are three separate programs, they all fall into the categories of Income Based Repayment Plans, known as 'Pay as you Earn' and 'Student Loan Forgiveness'.

Companies in this industry, 1) advise the clients on the availability and details of each program, 2) determine an initial estimate of the loan modification and subsequent cost savings available for the client, 3) with input from the clients, prepare the documentation for submission to the U. S. Department of Education (DOE), 4) with client approval, submit the documentation to DOE on the client's behalf. Based on the data provided, DOE responds with an offer of loan consolidation or modification directly to the client. For the work processed on behalf of the client, companies charge a fee.

While many companies in the industry end their services upon submission, others offer to monitor the clients account for delinquency and work with clients on the required annual renewal submissions to DOE. One mistake removes the client from the DOE program and restores the client's higher student loan payment requirement. For these services, an additional small fee is usually paid.

The opportunity within this industry is significant. As of 2015, over 20 million students per year were graduating with student loan debt, both Federal and private. Since the 2010 HCERA, government subsidies for private loans has ended and the majority of student loans are Federal. The gravity of the student loan burden is reflected in this data: DOE states that as of FY 2015 Q3, there is $98 billion in Federal Loans in default (unpaid for over 270 days), which represents 7 million borrowers. The DOE programs are complicated and many consumers have difficulties selecting the correct program and completing the appropriate documentation without assistance. In addition, the first line of support to these consumers should be the DOE approved Student Loan Processors, who are paid on how much they collect. However, student loan processors have not done a good job in providing this assistance, perhaps because of the dilemma they face. If they help the consumer reduce their student loan payments, they reduce their collections and revenues. Much like the tax preparation industry, where everybody can do their own tax forms but don't, complicated government forms and programs have created a need for the Federal Student Loan document preparation services.

Technology License and Proprietary Technology

At the core of our Debt Resolve Solution and Settl.it online product is a patent-protected bidding methodology co-invented by the co-founders of our company. We originally entered into a license agreement in February 2003 with the co-founders for the licensed usage of the intellectual property rights relating to U.S. Patent No. 6,330,551, issued by the U.S. Patent and Trademark Office on December 11, 2001 for "Computerized Dispute and Resolution System and Method" worldwide. This patent, which expires August 5, 2018, covers automated and online, double blind-bid systems that generate high-speed settlements by matching offers and demands in rounds. Four subsequent patents have been issued and form a five patent "cluster" underpinning our license agreement. In June 2005, we amended and restated the license agreement in its entirety. The license agreement can be found in our SEC filings.

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

The term of the license agreement extends until the expiration of the last-to-expire patents licensed (now 5 patents) and is not terminable by the co-founders, the licensors. The license agreement also provides that we will have the right to control the ability to enforce the patent rights licensed to us against infringers and defend against any third-party infringement actions brought with respect to the patent rights licensed to us subject, in the case of pleadings and settlements, to the reasonable consent of the co-founders. The terms of the license agreement, including the exercise price and number of stock options granted under the agreement, were negotiated in an arm's-length transaction between the co-founders, on the one hand, and our independent directors, on the other hand.

Technology and Service Providers

We outsource our web hosting to CyrusOne LLC, a Tier 1 data center providing our security in a SSAE 16 and PCI certified environment. The CyrusOne hosting facility is located in Wappingers Falls, New York. We use CyrusOne's servers to operate our proprietary software developed in our corporate offices.

Competition

Internet-based technology was introduced to the collections industry in 2004 and has many participants at this time. The original three were us, Apollo Enterprise Solutions, LTD. and Online Resources Corp. A large number of collection agency software providers now offer an internet payment portal included with their software.

There are many new competitors entering the online collections market at this time. We are very closely monitoring their functionality to prevent an infringement of our patented settlement engine. Several cease and desist letters were sent in 2012 and 2014 to potential infringers to stop using technology that appears to use our protected process, and we will vigorously enforce our rights to protect our technology.

The Federal Student Loan document preparation industry is comprised of numerous small companies. Due to the relative newness of the industry, little data is available on the economics of participation. What is known is the cost of entry into the market is low, but the cost of compliance and adherence to regulatory guidelines is significant. This may explain the churn of small competitors into and out of the business. Those who decide to keep their costs low by ignoring regulators, do so at their own risk. State Attorneys General are keenly aware of some abuses in this industry and have taken action against the offending competitors.

Government Regulation

We believe that our traditional Internet technology business is not subject to any regulations by governmental agencies other than those routinely imposed on corporate and Internet technology businesses. We believe it is unlikely that state or foreign regulators would take the position that our solutions effectively constitute the collection of debts that is subject to licensing and other laws regulating the activities of collection agencies, as we have no client funds in our custody at any time. We simply provide a software suite that our clients use to conduct their business.

Also, as we move into the healthcare space, our healthcare clients must require us to include in their contracts with us that we meet the data protection provisions of the Health Insurance Portability and Accountability Act. This law is designed to ensure that patient care data is not personally identifiable in the event of a breach of our solutions. Again, this type of information is very susceptible to misuse in the commission of identity theft. We believe we have adequate policies and procedures in place to protect this information.

Our joint-venture, Progress Advocates LLC, operates within the sphere of influence of the U.S. Department of Education and could be impacted by any ensuing regulatory change. In addition, the laws under which DOE issues student loans and subsequent loan modification and forgiveness could be subject to new laws or Presidential orders.

Employees

As of April 14, 2016, we had three full-time employees and one independent contractor. Our employees and contractor are based at our corporate headquarters in White Plains, New York. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees and contractor are good.

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

For the years ended December 31, 2015 and 2014, we had inadequate revenues and incurred net loss attributable to Debt Resolve, Inc. of $778,427 and $809,112, respectively. Cash used in operating activities for operations was $1,063,783 and $941,607 for the years ended December 31, 2015 and 2014, respectively. Based upon projected operating expenses, we believe that our working capital as of April 14, 2016 may not be sufficient to fund our plan of operations for the next 12 months. While the execution of our new strategy and new businesses may mitigate this concern, any continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that we will prove successful.

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

We may rely heavily on the financial success of Progress Advocates LLC.

Going forward, we expect a large part of our revenue to come from our new subsidiary, Progress Advocates LLC. This business operates in an entirely new market segment for us. We have no prior experience in the student loan debt sector, although our business partner does have experience in this sector. We are relying heavily on their expertise, systems and guidance to manage this new business. As a result, there is substantial risk to this endeavor until adequate revenue is established for it to be profitable.

The business plan for Progress Advocates LLC requires an investment in marketing to provide the leads required to sustain anticipated sales transactions and revenue. Each month the marketing investment must be spent at the beginning of the month to generate revenues during the rest of the month. Funds may not be available to spend at these levels, potentially reducing the anticipated sales and revenues. In addition, the full recourse loan portfolio created by the financing payment option has no historical experience to indicate what the future default rate may be. A high level of client defaults may not be adequately covered by the loan portfolio reserve account and the current provision for bad debt.

As discussed earlier in "Our Business Growth Strategy" section, additional joint venture businesses will be created to mitigate the financial impact on the Company from these potential issues.

We may not be able to protect the intellectual property rights upon which our business relies, including our licensed patents, trademarks, domain name, proprietary technology and confidential information, which could result in our inability to utilize our technology platform, licensed patents or domain name, without which we may not be able to provide our services.

Our ability to compete in our traditional debt collection sector depends in part upon the strength of our proprietary rights in our technologies. We consider our intellectual property to be critical to our viability. We do not hold patents on our consumer debt-related product, but rather license technology for our Debt Resolve solution from the co-founders of our company, whose patented technology is now, and is anticipated to continue to be, incorporated into our service offerings as a key component.

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

However, we may not prevail in these efforts, and we could incur substantial expenditures and divert valuable resources in the process. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies. Consequently, we may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we incurred a net loss attributable to Debt Resolve, Inc. of $778,427 and $809,112 for the years ended December 31, 2015 and 2014, respectively. Additionally, we have negative working capital (total current liabilities exceeded total current assets) of $7,805,090 as of December 31, 2015. These factors among others raise substantial doubt about our ability to continue as a going concern.

We has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that we can successfully accomplish these steps and/or business plans, and it is uncertain that we will achieve a profitable level of operations and be able to obtain additional financing.

Our continued existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We have issued preferred stock convertible to common stock that may have the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interests of, or impair the voting power of, our common stockholders.

On May 2, 2014, our board of directors designated 5,000,000 shares of preferred stock as Series A Convertible Stock ("Series A") with a $0.001 par value. The Series A preferred stock ranks senior to common stock and all other preferred stock, and equal or junior to any preferred stock that may be issued in regard to liquidation; is not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock. On July 2, 2015, we issued 47,500 shares of Series A preferred stock for services rendered. In 2014, we issued an aggregate of 414,500 warrants to purchase Series A preferred stock for services rendered and a debt obligation, with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance. In 2015, we issued an aggregate of 705,000 warrants to purchase Series A preferred stock for services rendered , with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance.

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, we issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of Series A convertible preferred stock at an exercise price of $0.50 per share. The first warrant for 1,000,000 shares preferred stock vests and becomes exercisable 25% upon issuance and the balance upon the achievement by Progress Advocates of specific increasing revenue goals. As of December 30, 2015, these revenue goals have been achieved and these warrants have vested. The second warrant for 500,000 shares of preferred stock vests and becomes exercisable when Progress Advocates achieves at least $1,000,000 in cumulative "operating income." A third five year warrant to purchase 500,000 shares of Series A preferred stock was issued in October 2015 based upon Progress Advocates achievement of six months of positive operating income.

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

Risks Related to Our Industry

The ability of our solution's clients to recover and enforce defaulted consumer debt may be limited under federal, state, local and foreign laws, which would negatively impact our revenues.

Federal, state, local and foreign laws may limit our creditor clients' ability to recover and enforce defaulted consumer debt. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement and collection of consumer debt. The Consumer Financial Protection Bureau is actively looking at the debt collection industry for new regulation. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to settle defaulted consumer debt accounts on behalf of our clients and could result in decreased revenues to us. We cannot predict if or how any future legislation would impact our business or our clients. In addition, we cannot predict how foreign laws will impact our ability to expand our business internationally or the cost of such expansion. Our failure to comply with any current or future applicable laws or regulations could limit our ability to settle defaulted consumer debt claims on behalf of our clients, which could adversely affect our revenues.

Changes in Federal laws and regulations may limit Progress Advocates LLC's ability to offer document preparation services for the modification and consolidation of U.S. student loans. We cannot predict if the current government programs allowing these modifications will continue to be offered by the U.S. Department of Education in similar form or substance to the current offering upon which Progress Advocates offers its services.

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

ITEM 3. Legal Proceedings

Lawsuits from Noteholders

On July 20, 2015, the Company received a complaint concerning a promissory note dated December 21, 2007 that matured on June 21, 2009. The Company does not anticipate any liability under the now extinguished note based on defenses which have been presented in the course of this action.

Lawsuits from vendors

From time to time, we are involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations. There are currently no lawsuits from vendors.

New York State Attorney General Subpoena

In December 2015, the Company and Progress Advocates, its majority owned subsidiary, received a subpoena requesting documents regarding the operations of Progress Advocates. It is our understanding that this request was one of several requests sent to companies operating in the Federal Student Loan document preparation space in New York State. We have provided the requested information, both from Progress Advocates and its vendors. We are confident that our compliance with payments aligned to the consumer's receipt of benefit and our responsible marketing will be accurately demonstrated in the information provided.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTC Pink marketplace under the symbol DRSV.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the OTC Pink marketplace from January 1, 2014 to present:

	Year ended December 31,
	2015		2014
Quarter	High	Low	High	Low
First	$0.01	$0.005	$0.05	$0.01
Second	$0.01	$0.004	$0.045	$0.01
Third	$0.06	$0.004	$0.03	$0.01
Fourth	$0.06	$0.008	$0.02	$0.004

As of April 14, 2016, there were approximately 2,000 record holders of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in "nominee" or "street" name.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2015.

ITEM 6. Selected Financial Data

Not applicable

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

In 2015, our Company made substantial improvements in our financial performance. For the first time in its history, the Company posted a quarterly operating income, in both the second and third quarters of 2015. The primary contributor to this improved performance was our majority owned joint venture, Progress Advocates LLC. As can be seen from the Financial Results detailed below, Progress Advocates provided over 90% of 2015 revenue and 100% of our year over year revenue gains.

In addition, significant progress was made in the implementation of our new business strategy in 2015. Discussions and negotiations were held with additional potential joint venture partners. These companies are looking to take advantage of being a part of a publicly traded company, working with our senior management team, and for some the integration of our technology into the new joint venture. Secondly, enhancements were also made to our traditional Debt Resolve service, our consumer to consumer, Settl.it, product and a new Settl.it Pro small business version. To support the financial success of these products, industries have been selected, industry partners have been contacted, and plans developed for the launch of these new industry solutions in 2016.

Lastly, we continued to make great strides in improving our balance sheet. In December, our shareholders approved an increase of authorized shares thereby eliminating the Derivative Liability from our balance sheet and the Derivative Liability expense on our income statement.

With all of these gains and improvements in 2015, there is still work to be done.

For the years ended December 31, 2015 and 2014, we incurred a net loss attributable to Debt Resolve, Inc. of $778,427 and $809,112, respectively. Cash used in operating activities was $1,063,783 for the year ended December 31, 2015. Cash used in operating activities was $941,607 for the year ended December 31, 2014. Based upon projected operating expenses, we believed that our working capital as of December 31, 2015 may not be sufficient to fund our plan of operations for the next twelve months.

However, in 2015 and 2014, we have raised capital for our day-to-day operations from accredited investors, though no assurance can be provided that we will continue to be able to do so. There is also no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or positive cash flow is generated from operations, there is also a risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

Revenues

Revenues totaled $5,713,905 and $155,976 for the years ended December 31, 2015 and 2014, respectively. We earned revenue during the year ended December 31, 2015 primarily providing student loan document preparation services and in 2014 as a percent of debt clients' collected, on a fee per settlement and on a flat monthly fee basis. In addition, in December 2014, we began earning revenue as fees for providing student loan document preparation services.

Operating Expenses

Payroll and related expenses. Payroll and related expenses amounted to $2,076,220 for the year ended December 31, 2015, as compared to $603,828 for the year ended December 31, 2014, an increase of $1,472,392. The increase mainly resulted from the our majority owned subsidiary's activity which began in December 2014 of $1,632,798, net of a decrease in stock based compensation expense in 2015 of $83,311 to $250,354 compared to $333,665 in 2014.

Selling and marketing expenses. Selling and marketing expenses increased from $47,905 in 2014 to $2,036,727 in 2015. The significant increase is due to the sales and marketing activities of Progressive Advocates, Inc., our majority owned subsidiary which began operations in December 2014.

General and administrative expenses. General and administrative expenses amounted to $2,014,644 for the year ended December 31, 2015, as compared to $673,812 for the year ended December 31, 2014, an increase of $1,340,832. Service fees were $259,854 and $387,442 for the year ended December 31, 2015 and 2014, respectively, the decrease being primarily attributable to cash paid consulting fees. Occupancy expense was $111,719 and $29,500 for the years ended December 31, 2015 and 2014, respectively. The increase is primarily due to facilities of Progressive Advocates. Telecommunications expense was $41,562 and $55,002 for the year ended December 31, 2015 and 2014, respectively. Accounting expenses increased to $232,844 for the year ended December 31, 2015 from $52,156 for the year ended December 31, 2014. We had additional accounting services and billings received in 2015 to become current in our SEC reporting. Travel, insurance and legal expense were $19,729, $50,616 and $48,458 in the year ended December 31, 2015 compared with $15,654, $66,127 and $53,721 in the year ended December 31, 2014. In addition, we incurred an aggregate of $932,506 as bad debt charges relating to the student loan document preparation services in 2015 as compared to $-0- in 2014.

Gain on change in fair value of derivative liabilities. During the year ended December 31, 2015 and 2014, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the year ended December 31, 2015 and 2014, we recorded a gain on change in fair value of these derivative liabilities of $381,968 and $743,924, respectively. On December 22, 2015, upon increasing our number of authorized common shares, the fair value of the derivative liability was reclassified to equity.

Gain on settlement of debt. For the year ended December 31, 2015 and 2014, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $650,319 and $320 for the year ended December 31, 2015 and 2014, respectively.

Financing Expenses. We recorded financing expenses of $1,666,238 for the year ended December 31, 2015 compared to financing expenses of $379,829 for the year ended December 31, 2014. Financing expenses increased primarily due to the factoring agreement we have with our student loan document preparation receivables in 2015 in our majority owned subsidiary, Progressive Advocates.

Amortization of deferred debt discount. Amortization expense of $95,428 and $46,331 was incurred for the year ended December 31, 2015 and 2014, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to expiry of the remaining amortizable discounts on older notes.

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $7,920,638 and cash and cash equivalents totaling $30,480. We reported a net loss attributable to Debt Resolve, Inc. of $778,427 for the year ended December 31, 2015. Net cash used in operating activities was $1,063,783 for the year ended December 31, 2015. Cash flow provided by financing activities was $1,038,658 for the year ended December 31, 2015. As of December 31, 2014, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $5,197,474 and cash and cash equivalents totaling $55,605.

Our working capital as of the date of this report is negative and may not be sufficient to fund our plan of operations for the next year.

On January 25, 2015, we entered into an agreement whereby four of the company's directors (Gary Martin, Raymond Conta, James Brakke and Stanley Freimuth) will make available to us a $400,000 credit line for working capital needs for a period of up to four years. The interest rate on funds utilized by us is 5.25% (reflecting the lender's cost of borrowing such funds). Borrowings under the agreement are unsecured and non-convertible, and are due and payable at any time upon 30 days written notice to us.

We have raised capital for our day-to-day operations since our inception through year end 2015; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or we reach cash flow breakeven, there is also a significant risk of insolvency. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given our delay in generating meaningful and sustainable revenue. Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

A discussion on current loan defaults is included in included in Note 9 to the Financial Statements, titled "Convertible Notes".

Off-Balance Sheet Arrangements

As of April 14, 2016, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Accounts Receivable

In the course of doing business, we extend credit to large, mid-size and small companies for collection services. At December 31, 2014, one client represented receivables of $10,000 (35%). We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2015 and 2014, allowance for doubtful accounts was $600,000 and $-0-, respectively. This provision being added in 2015 to cover potential Progress Advocates contract defaults.

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, we did not have any derivative instruments that were designated as hedges.

At December 31, 2014 and through December 22, 2015, we had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares.

Stock-based compensation

We follow Accounting Standards Codification subtopic 718-10, Stock-based Compensation ("ASC 718-10"). The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee's requisite service period.

We account for equity awards to non-employees at fair value on the date of grant. Equity awards to non-employees are subject to periodic revaluation until the completion of any requisite performance requirements in accordance with ASC 505-50.

Fair Values

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

We follow Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2015 or 2014, we did not have any items that would be classified as level 1 or 2 disclosures. The Company recognized its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 10. While we believe that our valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 9 to the financial statements are that of volatility and market price of our underlying common stock.

Revenue Recognition

In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, we postpone recognition of all contingent revenue until the client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a flat fee arrangement, the successful availability of our system to our customers.

Revenues for the preparation of student loan documentation are earned when we has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completed, delivered and accepted student loan package. We may sell our products separately or in various bundles that include multiple elements such as upfront fees, monitoring and other services.

We also earn revenue from collection agencies, collection law firms and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a fee for accounts loaded into the Debt Resolve Service or through a flat monthly fee.

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

We defer any revenue for which the product or service has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2015 and 2014, the Company had deferred revenues of $1,260,131 and $25,343, respectively

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows. Refer to page F-11 in Our Consolidated Financial Statements for details regarding recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2015 and 2014 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer (Principal Financial Officer), which are the same person, to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as defined under Rule 13a-15, as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the COSO framework criteria. Management has identified the major control deficiencies as the lack of segregation of duties and limited accounting knowledge of our debt and equity transactions. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that, despite our material weaknesses, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, which are the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fourth quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well as a key employee, and their ages, as of April 14, 2016:

Name	Age	Position
Stanley E. Freimuth	69	Chief Executive Officer, Acting Chief Financial Officer, and Director
William M. Mooney, Jr.	76	Chairman of Board
James G. Brakke	73	Director
Gary T. Martin	70	Director
Raymond A. Conta	45	Director
Sean Q. Lucero	43	Director
Rene A. Samson	37	Vice President -Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Stanley E. Freimuth has been our Chief Executive Officer, Acting Chief Financial Officer and Director since March 2014. Mr. Freimuth has a long and successful track record of growing and transforming both B2B and B2C companies. Mr. Freimuth was Chairman, President and CEO of Presstek, Inc., a publically traded digital printing equipment manufacturer, bringing the company back to financial stability and negotiating its sale to a private equity buyer. Before Presstek, Mr. Freimuth was Chairman and Executive Director of Tracer Imaging, a specialty B2B and B2C lenticular and 3D printing company where he helped launch an innovative consumer-facing product. Until 2007, Mr. Freimuth was the senior U.S. executive at Fujifilm USA, Inc., which he led to record revenues through a period of major technological transition in most of its core businesses. Mr. Freimuth's background in executive management qualifies him to be a director.

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

Gary T. Martin has been a member of our board of directors since June 2012. Mr. Martin has been the Chief Executive Officer of Encore Supply Strategies since 2010. Encore provides consulting services to customers of Procter & Gamble who license Procter & Gamble's proprietary supply chain intellectual property. Mr. Martin is also President of Adventure Leisure Properties Ltd., a Florida-based company operating a recreational investment property in New Zealand since 2002. Mr. Martin is also President of a small startup company, LYNX Technology Limited, located in Ontario, Canada, which has been developing proprietary exploratory mining equipment since 2010. Previously, Mr. Martin was an executive with Procter & Gamble for 33 years. Mr. Martin was President of Procter & Gamble's worldwide family care business from 1999 until his retirement in 2001. Previously, from 1991 to 1999, he was Senior Vice President of the company's supply system with responsibility for worldwide purchasing, engineering, manufacturing and customer service/distribution. In this capacity, Mr. Martin was responsible for managing the company's capital spending, the production of all its products and 65,000 employees. Additionally, for a time, he was also the Chief Information Officer of the company. Mr. Martin's executive experience qualifies him to be a director.

Raymond A. Conta has been a member of our board of directors since 2014. Mr. Conta is an entrepreneur in Westchester County, NY. He owns Advanced Billing Services, Inc., a business that he started in 1999. He also owns other affiliated businesses. Mr. Conta serves on the board of The Children's Hospital Research Foundation located in Westchester County. Mr. Conta has a B.A. degree from Hamilton College in 1992 and a J.D. from Pace University in 1995. Mr. Conta's experience in the debt buying and debt collection industries qualifies him to be a director.

Sean Q. Lucero was elected as a member of our board of directors in 2015. Mr. Lucero is one of the founding members of LSH, LLC, which is our partner in our majority owned venture, Progress Advocates LLC. He started his entrepreneurial career working at a McDonald's restaurant and now owns nine McDonald's franchises in Southern California. Mr. Lucero is an active donor and very involved with his local Ronald McDonald's House. He is also an investor in other startups in and around the student loan industry. Mr. Lucero's knowledge and experience in Progress Advocates' business as well as his success developing new businesses qualifies him to be a director.

All directors hold office until the next annual meeting of stockholders (when scheduled) and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board, subject to their contracts.

Key Employee

René A. Samson has been our Vice President of Technology since July 2009. Mr. Samson has worked as a software developer for more than 10 years. He has experience working on projects for multinationals as well as startup companies. Mr. Samson joined our company as a senior software developer in 2005, and was an integral part of the team that developed the original Debt Resolve solutions. As Vice President of Technology, Mr. Samson is now responsible for our entire IT department of Debt Resolve.

Additional Information about our Board and its Committees

While our securities are not currently traded on a national securities exchange, we continue to monitor the rules and regulations of the SEC regarding "independent" directors. William M. Mooney, Jr., James G. Brakke, Mr. Sean Q. Lucero and Raymond A. Conta are "independent" as defined by New York Stock Exchange rules.

During 2015, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the compensation committee, and the nominations and governance committee were included as exhibits to our registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors which, as of December 31, 2015, consisted of only William M. Mooney, Jr., an independent director. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

•	re viewing and approving of all related party transactions unless the task is assigned to a comparable committee or group of independent directors.

Compensation Committee. In May 2004, we established a compensation committee of the board of directors which, as of December 31, 2015, consisted of only Mr. Mooney, an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors which, as of December 31, 2015, consisted of only Mr. Mooney, an independent director. This committee meets at least once annually. The purpose of the nominations and governance committee is to select, or recommend for our entire board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee's duties, which are specified in our Nominations and Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors,

•	considering stockholder proposals of director nominations,

•	committee selection and composition,

•	considering the adequacy of our corporate governance,

•	overseeing and approving management continuity planning process, and

•	reporting regularly to the board with respect to the committee's duties.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of "independent directors" who are "financially literate." "Financially literate" is defined as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

The committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors believes that Mr. Mooney satisfies the definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the SEC.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of December 31, 2015, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2015.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, who also serves as our principal financial and accounting officer, and one other executive officer in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley E. Freimuth,	2015	210,000	-	-	-	-	-	-	210,000
CEO and acting CFO(1)	2014	177,500	-	150,000	44,998	-	-	-	372,498

Rene A. Samson,	2015	135,000	-	-	-	-	-	-	135,000
VP-Technology	2014	146,250	-	-	-	-	-	-	146,250

_________________

(1)

Mr. Freimuth joined our company as a consultant and interim CEO in November 2013. On March 1, 2014, he became an employee and CEO. In 2014, Mr. Freimuth was issued 500,000 shares of series A convertible preferred stock at a fair value of $150,000 and options to purchase 3,000,000 shares of our common stock at $0.015 per share for seven years, vesting 1/3 each year, for three years.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2015 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stanley E. Freimuth, CEO and acting CFO(1)	1,000,000	2,000,000	--	$0.015	3/1/2021	--	--	--	--

Rene A. Samson, VP-Technology (3)	500,000	--	--	$1.63	1/17/2019	--	--	--	--

______________

(1)

Mr. Freimuth holds stock options to purchase 3,000,000 shares of our common stock, one third of which vested on March 1, 2015 and one third of which vested on March 1, 2016, and one third of which will vest on March 1, 2017, all of which expire on March 1, 2021.

2)	Mr. Samson holds options to purchase 500,000 shares of our common stock, all of which are vested and expire on January 17, 2019.

Employment Agreements

On November 1, 2013, Stanley E. Freimuth, as a principal and consultant for Claremont Ventures, was appointed as interim Chief Executive Officer. Details of this appointment can be found in the Company's Form 8-K filing, dated November 15, 2013. On March 1, 2014, Mr. Freimuth was subsequently hired as the Company's permanent CEO. Details of this employment agreement can be found in the Company's Form 8-K filing, dated March 6, 2014.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. The Board received no grants for 2015 service on the Board.

Employee Director Compensation. Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2015:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)		(g)	(h)	(i)	(j)
Gary T. Martin	--	--	--		--	--	--	--
William M. Mooney, Jr.	--	--	--		--	--	--	--
James G. Brakke	--	--	--		--	--	--	--
Raymond A. Contra	--	--			--	--	--
Sean Q. Lucero	-	--	$5,000	(1)	--	--	--	$5,000

_______________

(1)	Mr. Lucero joined our board in 2015. On August 25, 2015, Mr. Lucero was issued 250,000 options to purchase the Company's common stock at $0.02 per share for seven years, vesting immediately.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of April 14, 2016, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 104,612,082 outstanding shares of common stock as of April 14, 2016. The SEC has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 14, 2016 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 1133 Westchester Avenue, Suite S-223, White Plains, New York 10604.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
William M. Mooney, Jr.	Chairman of the Board	10,034,855	(1)	9.6%
James G. Brakke	Director	4,417,000	(2)	4.2%
Gary T. Martin	Director	62,356,300	(3)	59.6%
Stanley E. Freimuth	CEO, Director	8,626,685	(4)	8.2%
Raymond Conta	Director	6,750,000	(5)	6.5%
Sean Q. Lucero	Director	250,000	(6)	0.2%

All 6 directors and executive officers as a group		92,434,840	(7)	88.4%

________________

(1)

Includes stock options to purchase 3,272,500 shares of common stock. Also includes warrants to purchase 2,587,500 shares of common stock. On an outstanding voting basis, Mr. Mooney owns 4,174,855 common shares which represent 4.0% of the total shares.

(2)

Includes stock options to purchase 1,700,000 shares of common stock. Also includes warrants to purchase 1,525,000 shares of common stock. On an outstanding voting basis, Mr. Brakke owns 1,192,000 common shares which represent 1.1% of the total shares.

(3)	Includes 41,700,500 warrants to purchase shares of common stock. On an outstanding voting basis, Mr. Martin owns 20,655,800 common shares which represent 19.8% of the total shares.

(4)

Includes stock options to purchase 2,000,000 shares of common stock. Also includes warrants to purchase 500,000 shares of common stock. On an outstanding voting basis, Mr. Freimuth owns 6,126,685 common shares which represent 5.9% of the total shares.

(5)

Includes stock options to purchase 4,750,000 shares of common stock. Also includes warrants to purchase 2,000,000 shares of common stock. On an outstanding voting basis, Mr. Conta owns no common shares.

(6)	Includes stock options to purchase 250,000 of common stock. On an outstanding voting basis, Mr. Lucero owns no common shares.

(7)	On a common stock issued and outstanding voting basis, all directors and executive officers as a group own 30.7% of the total shares.

Change in Control

There are no arrangements currently in effect which may result in our "change in control," as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2015, 324,000 shares were available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 576,000 shares of our common stock.

The following table provides information as of December 31, 2015 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

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

On February 28, 2014, the Company issued a $200,000 secured convertible note to a stockholder and board member that matures on February 28, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 2,000,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

On April 24, 2014, the Company issued a $25,000 secured convertible note to a stockholder and board member that matures on April 24, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

On November 7, 2014, the Company issued a $25,000 secured convertible note to a stockholder and board member that matures on November 7, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

On December 4, 2014, the Company issued two $25,000 secured convertible notes to a stockholder and board member that mature on December 4, 2016. The notes bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 500,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2015 and 2014 was $143,526 and $74,788, respectively. During the year ended December 31, 2015 and 2014, the Company recorded interest expense of $69,738 and $37,474, respectively, in connection with the notes payable to related parties.

On January 25, 2015, we entered into an agreement whereby four of the company's directors (Gary Martin, Raymond Conta, James Brakke, and Stanley Freimuth) will make available to us a $400,000 credit line for working capital needs for a period of up to four years. The interest rate on funds utilized us is 5.25% (reflecting the lender's cost of borrowing such funds). Borrowings under the agreement are unsecured and non-convertible, and are due and payable at any time upon 30 days written notice to us.

Director Independence

William M. Mooney, Jr., James G. Brakke, Raymond A. Conta, and Sean Q. Lucero are "independent" directors, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation and Nominations and Governance Committees. See Item 10, "Directors, Executive Officers and Corporate Governance" for more information on the independence of our directors.

ITEM 14. Principal Accountant Fees and Services

On April 22, 2015, the Company engaged Liggett & Webb, P.A. ("LW") as our independent registered public accounting firm. The aggregate fees billed to us by LW and Fiondella, Milone and LaSaracina LLP ("FML") our prior independent registered accounting firm, for services rendered during the fiscal years ended December 31, 2015 and 2014 are set forth in the below:

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by FML in 2015 was $58,050 and in 2014 was $52,767. The aggregate amount of the audit fees billed by LW in 2015 was $18,000 and in 2014 was $0.

Audit-related Fees

No audit-related fees were billed by FML and LW in 2015 or 2014.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by FML in 2015 was $27,500 and in 2014 was $23,275. The aggregate amount of the audit fees billed by LW in 2015 was $0 and in 2014 was $0.

All Other Fees

None

Audit Committee

The only member of our audit committee is Mr. Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2015 and 2014 with our management. In addition, the audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2015 and 2014 with LW and FML for 2015 and 2014, our independent registered public accountants, as required under PCAOB standards, respectively.

Based on the audit committee's review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Policy for Pre-Approval of Audit and Non-Audit Services

The audit committee's policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the audit committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the audit committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated April 17, 2003. (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated August 16, 2006. (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, dated August 25, 2006. (2)
3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 3, 2010. (3)
3.6	By-laws. (8)
4.1	Form of Securities Purchase Agreement to Purchase Convertible Notes and Warrants of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.2	Form of Convertible Note of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.3	Form of Warrant of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.4	Form of Security Agreement of Debt Resolve, Inc. for loans during the period June 2009 to August 2010. (5)
4.5	Form of Convertible Note of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.6	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.7	Form of Security Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.8	Form of Investor Rights Agreement of Debt Resolve, Inc. for January 21, 2010 private placement. (6)
4.9	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.10	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for August 12, 2010 private placement. (7)
4.11	Form of Securities Purchase Agreement to Purchase Convertible Notes of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.12	Form of Convertible Note of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.13	Form of Warrant of Debt Resolve, Inc. for loans during the period February 2011. (5)
4.14	Form of Securities Purchase Agreement to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.15	Form of Warrant to Purchase Common Stock of Debt Resolve, Inc. for private placements during the period June to December 2011. (5)
4.16	Preferred Stock Purchase Warrant No. 1 issued by Debt Resolve, Inc. to LSH, LLC for 1,000,000 shares. (11)
4.17	Preferred Stock Purchase Warrant No. 2 issued by Debt Resolve, Inc. to LSH, LLC for 500,000 shares. (11)
10.1	Client contract with Customer A constituting greater than 10% of revenue. (5)
10.2	Client contract with Customer B constituting greater than 10% of revenue. (5)
10.3	Employment Agreement, effective March 1, 2014, between Debt Resolve, Inc. and Stanley E. Freimuth. (6)
10.4	Consulting Agreement, dated March 25, 2014, between Debt Resolve, Inc. and RC Healthcare Consulting, LLC. (7)
10.5	Line of Credit Agreement, dated January 25, 2015, and related Non-Negotiable Promissory Note. (12)

14.1	Code of Ethics. (9)
21.1	Subsidiaries of Debt Resolve, Inc.
31.1	Rule 13(a) -14(a) Certifications.
32.1	Section 1350 Certifications.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated herein by reference to Current Report on Form 8-K, filed March 11, 2003.

(2)	Incorporated herein by reference to Current Report on Form 8-K, filed August 31, 2006.

(3)	Incorporated herein by reference to Information Statement on Schedule 14C, filed June 24, 2010.

(4)	Incorporated herein by reference to Current Report on Form 8-K, filed September 5, 2007.

(5)	Incorporated herein by reference to Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 16, 2012.

(6)	Incorporated herein by reference to Current Report on Form 8-K, filed March 6, 2013.

(7)	Incorporated herein by reference to Current Report on Form 8-K, filed on March 27, 2014.

(8)	Incorporated herein by reference to Registration Statement on Form SB (File no. 000-29525) of Lombardia Acquisition Corp., filed February 15, 2000.

(9)	Incorporated herein by reference to Registration Statement on Form SB-2 (File No. 333-128749), filed September 30, 2005.

(10)	Incorporated herein by reference to Current Report on Form 8-K/A, filed January 9, 2012.

(11)	Incorporated herein by reference to Current Report on Form 8-K, filed December 19, 2014.

(12)	Incorporated herein by reference to Current Report on Form 8-K, filed January 25, 2014.

_____________

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

DEBT RESOLVE, INC.

Dated: April 14, 2016	By:	/s/ Stanley E. Freimuth
Stanley E. Freimuth
Chief Executive Officer and Acting Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley E. Freimuth	Chief Executive Officer and Acting Chief Financial Officer	April 14, 2016
Stanley E. Freimuth	(principal executive officer and principal financial and accounting officer) and Director

/s/ James G. Brakke	Director	April 14, 2016
James G. Brakke

/s/ William M. Mooney, Jr.	Chairman of the Board	April 14, 2016
William M. Mooney, Jr.

/s/ Gary T. Martin	Director	April 14, 2016
Gary T. Martin

/s/ Raymond A. Conta	Director	April 14, 2016
Raymond A. Conta

/s/Sean Q. Lucero	Director	April 14, 2016
Sean Q. Lucero

DEBT RESOLVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc. (the Company) as of December 31, 2015, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses from operations and has significant negative working capital as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

New York, New York

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Debt Resolve, Inc.

 We have audited the accompanying consolidated balance sheet of Debt Resolve, Inc. (the Company) as of December 31, 2014, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses from operations and has significant negative working capital as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

April 15, 2015

DEBT RESOLVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$30,480	$55,605
Accounts receivable, net	3,463,161	28,732
Prepaid expenses	36,893	32,743
Total current assets	3,530,534	117,080

Total assets	$3,530,534	$117,080

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,480,580	$3,388,245
Due to shareholders	242,741	458,796
Deferred revenue	1,260,137	25,343
Due to factor	2,442,935	-
Notes payable, current portion	536,132	427,867
Notes payable-related party, net of unamortized discount of $6,105 and $-0- as of December 31, 2015 and 2014, respectively	789,616	298,221
Convertible Short-term notes, net of deferred debt discount of $23,410 and $-0- as of December 31, 2015 and 2014, respectively	2,034,590	228,500
Lines of credit, related parties	548,893	151,000
Derivative liabilities	-	336,582
Total current liabilities	11,335,624	5,314,554

Long term debt:
Notes payable, related party, net of unamortized debt discount of $3,450 and $25,011 as of December 31, 2015 and 2014, respectively	136,550	404,989
Convertible long-term notes, net of deferred debt discount of $73,244 and $79,919 as of December 31, 2015 and 2014, respectively	251,756	1,749,581
Total liabilities	11,723,930	7,469,124

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- and 595,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	595
Common stock, $0.001 par value, 500,000,000 and 200,000,000 shares authorized; 104,612,082 and 98,187,082 shares issued and outstanding as of December 31, 2015 and 2014, respectively	104,612	98,187
Additional paid in capital	66,916,656	66,620,813
Accumulated deficit	(74,807,693)	(74,029,266)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(7,786,425)	(7,309,671)
Non-controlling interest	(406,971)	(42,373)
Total stockholders' deficiency	(8,193,396)	(7,352,044)

Total liabilities and stockholders' deficiency	$3,530,534	$117,080

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

Revenues:	$5,713,905	$155,976

Operating expenses:
Payroll, payroll taxes, penalties and related expenses	2,076,220	603,828
Selling and marketing expenses	2,036,727	47,905
General and administrative expenses	2,014,604	673,812
Total operating expenses	6,127,551	1,325,545

Loss from operations	(413,646)	(1,169,569)

Other income (expense):
Gain on change in fair value of derivative liabilities	381,968	743,924
Gain on settlement of debt	650,319	320
Financing expenses	(1,666,238)	(379,829)
Amortization of debt discounts	(95,428)	(46,331)
Total other income (expense)	(729,379)	318,084

Net loss before provision for income taxes	(1,143,025)	(851,485)

Income tax (benefit)	-	-

Net loss	(1,143,025)	(851,485)

Net loss attributable to non-controlling interest	364,598	42,373

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(778,427)	$(809,112)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	99,782,356	98,159,754

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred stock		Common stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2014	-	$-	98,137,703	$98,138	$66,834,457	$(73,220,154)	$-	$(6,287,559)
Common shares issued in settlement of convertible note payable and accrued interest	-	-	49,379	49	5,876	-	-	5,925
Preferred shares issued for payment of services	595,000	595	-	-	177,905	-	-	178,500
Beneficial conversion feature related to convertible notes	-	-	-	-	150,976	-	-	150,976
Fair value of vesting options issued to employees for services	-	-	-	-	17,500	-	-	17,500
Fair value of preferred stock warrants issued for services and debt obligations	-	-	-	-	137,665	-	-	137,665
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(703,566)	-	-	(703,566)
Net loss	-	-	-	-	-	(809,112)	(42,373)	(851,485)
Balance, December 31, 2014	595,000	$595	98,187,082	$98,187	$66,620,813	$(74,029,266)	$(42,373)	$(7,352,044)

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred stock		Common stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2014	595,000	$595	98,187,082	$98,187	$66,620,813	$(74,029,266)	$(42,373)	$(7,352,044)
Preferred shares issued for payment of services	47,500	48	-	-	2,802	-	-	2,850
Common shares issued in conversion of preferred shares	(642,500)	(643)	6,425,000	6,425	(5,782)	-	-	-
Beneficial conversion feature related to convertible notes	-	-	-	-	96,705	-	-	96,705
Fair value of vesting options issued to employees for services	-	-	-	-	21,250	-	-	21,250
Fair value of common stock warrants issued for services	-	-	-	-	100,276	-	-	100,276
Fair value of preferred stock warrants issued for services	-	-	-	-	125,978	-	-	125,978
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	-	-	-	-	(628,457)	-	-	(628,457)
Reclassification of fair value of derivative liability to equity upon increase in authorized common shares	-	-	-	-	583,071	-	-	583,071
Net loss	-	-	-	-	-	(778,427)	(364,598)	(1,143,025)
Balance, December 31, 2015	-	$-	104,612,082	$104,612	$66,916,656	$(74,807,693)	$(406,971)	$(8,193,396)

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143,025)	$(851,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	95,427	46,331
Bad debts	931,242	-
Stock based compensation	250,354	333,665
Gain on change in fair value of derivative liability	(381,968)	(743,924)
Gain on settlement of debt	(650,319)	(320)
Changes in operating assets and liabilities:
Accounts receivable	(1,922,736)	(168)
Prepaid expenses	(4,150)	15,641
Security deposit	-	1,000
Accounts payable and accrued liabilities	530,029	228,843
Due to shareholders	(3,421)	3,467
Deferred revenue	1,234,794	25,343
Net cash used in operating activities	(1,063,783)	(941,607)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes	150,000	-
Proceeds from short term notes, related party	485,393	-
Repayment of short term notes	(41,735)	(75,000)
Proceeds from long term notes	375,000	750,000
Proceeds from long term notes, related party	70,000	325,000
Repayment of long term notes, related party	-	(10,000)
Net cash provided by financing activities	1,038,658	990,000

Net (decrease) increase in cash and cash equivalents	(25,125)	48,393
Cash at beginning of period	55,605	7,212

Cash at end of period	$30,480	$55,605

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$24,463	$25,657
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$96,705	$150,976
Common stock issued in settlement of note payable and accrued interest	$-	$5,925
Reclassification of derivative liability to equity	$583,071	$-

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, revenues and expenses and certain disclosures. The most significant estimates are those used in determination of derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2015 and 2014, the Company had deferred revenues of $1,260,137 and $25,343, respectively.

Concentrations of Credit Risk

The Company's consolidated financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company's cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable and Sales Concentration

The Company extends credit to large, mid-size and small companies for collection services. At December 31, 2014, one client represented receivables of $10,000 (35%). The Company did not have a concentration in receivables in 2015. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2015 and 2014, allowance for doubtful accounts was $600,000 and $-0-, respectively.

The Company did not have a revenue concentration for the year ended December 31, 2015 and three clients accounting for 17%, 38% and 20% of total revenue for the year ended December 31, 2014.

Cash and Cash Equivalents

For purposes of the consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The carrying value of the Company's cash, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2015 or 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognized its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 10. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 10 are that of volatility and market price of the underlying common stock of the Company.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Property and equipment is fully depreciated as of December 31, 2015 and 2014.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.

The computation of basic and diluted income (loss) per share as of December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2015	2014
Convertible notes payable	43,055,000	35,155,000
Preferred stock	-	5,950,000
Options to purchase common stock	15,592,434	17,045,434
Warrants to purchase common stock	72,385,000	90,861,684
Warrants to purchase Series A preferred stock	25,245,000	19,145,000
Totals	156,277,434	168,157,118

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2015, there were outstanding stock options to purchase 15,592,434 shares of common stock, 13,592,434 shares of which were vested. (see Note 13)

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's only material principal operating segment.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2014 and through December 22, 2015, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2015 and 2014.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Advertising Costs

The Company expenses the cost of advertising and promotional of its services when incurred. The advertising costs paid to related party were $2,036,531 and $45,000 for the years ended December 31, 2015 and 2014, respectively. All of which were used for the acquisition of leads for its majority owned subsidiary, Progress Advocates LLC.

Reclassification

The Company has reclassified the presentation of cost of revenue to conform to current period presentation. The reclassification has no effect on the Company's consolidated financial position or the consolidated results of operations as previously reported.

Recent accounting pronouncements

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company's net deferred tax assets.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company's consolidated financial position and results of operations.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $778,427 and $809,112 for the years ended December 31, 2015 and 2014 respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $7,805,090 as of December 31, 2015 and is in default on certain debt obligations (see Note 6). These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company's operating cycle. Management provides an allowance for doubtful accounts based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of December 31, 2015 and 2014, the Company's accounts receivable was $3,463,161 and $28,732, net of allowance for doubtful accounts of $600,000 and $-0-, respectively.

The Company's majority owned subsidiary, Progress Advocates LLC entered into a factoring agreement on a recourse basis. The recourse agreement provides for the Company to receive an advance of between 30% - 96% of any accounts receivable that it factors with 62% - 0% held in reserve. The average amount received from these recourse agreements was 50.9% and the average amount reserved was 42.1%. The factoring agreement also provides for discount fees of 4% - 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of December 31, 2015 and 2014, the Company's outstanding obligation under the factoring agreement was $2,442,935 and $-0-, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2015 and 2014 are comprised of the following:

	2015	2014
Accounts payable	$740,881	$1,025,919
Accrued interest	1,912,436	1,473,686
Payroll and related accruals, net of advance to employees	827,263	888,640
Total	$3,480,580	$3,388,245

During the year ended December 31, 2014, the Company settled an accounts payable of $320 for $-0- resulting in a gain on settlement of debt of $320.

During the year ended December 31, 2015, the Company settled or wrote off old outstanding accounts payable for less than the recorded liability and recognized a $650,319 gain on old debt.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – NOTES PAYABLE

As of December 31, 2015 and 2014, notes payable are as follows:

	2015	2014
Bank loans	$-	$50,000
Note payable, dated June 1, 2015	45,765	-
Note payable, dated July 2, 2015	12,500	-
Note payable, dated August 28, 2015	50,000	-
Note payable, dated December 17, 2015	50,000	-
Investor notes payable, 12% per annum	377,867	377,867
Total	536,132	427,867
Less current portion	536,132	427,867
Long term portion	$-0-	$-0-

Bank loans

On October 7, 2011, a bank loan (unsecured) was issued in the amount of $237,500 at a 6.25% interest rate, with monthly payments of $6,250 matured on December 1, 2014, and guaranteed by a director. During the years ended December 31, 2015 and 2014, the Company repaid $50,000, and $75,000, respectively. The outstanding balance on the bank loan as of December 31, 2015 and 2014 is $-0- and $50,000, respectively.

Notes payable

On June 1, 2015, the Company issued an unsecured note payable for $50,000 due October 1, 2016 with interest at 12% per annum, paid monthly beginning June 2015 and principal payments beginning October 2015. The outstanding balance as of December 31, 2015 is $45,765.

On July 2, 2015, the Company issued an unsecured note payable for $12,500 due March 15, 2016 with interest at 10% per annum, paid monthly beginning October 2015 and principal payments beginning February 2016.

On August 28, 2015, the Company issued an unsecured note payable for $50,000 due February 28, 2016 with interest at 12% per annum, due at maturity.

On December 17, 2015, the Company issued an unsecured note payable for $50,000 due December 17, 2016 with interest at 12% per annum, paid monthly beginning April 2015 and principal payments beginning October 2016.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a cashless exercise feature. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note. This note is guaranteed by a stockholder of the Company. The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. As of December 31, 2015 and 2014, this note is in default.

Investor Note 2

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012, which has passed. This note is guaranteed by a stockholder. In 2015, the note holder entered into an agreement whereby their obligation was extended till October 22, 2016. The terms of the agreement included a payment of accrued interest of $4,000.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2015 and 2014, notes payable, related parties are as follows:

	2015	2014
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014	25,000	25,000

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

	2015	2014
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $2,064 and $14,833, respectively	197,936	185,167
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $775 and $3,235, respectively	24,225	21,765
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $1,733 and $3,761, respectively	23,267	21,239
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $1,532 and $3,182, respectively	48,468	46,818
Note payable, dated January 25, 2015	25,000	-
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $2,701	47,299	-
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $750	19,250	-
Note payable, dated June 18, 2015	25,000	-
Note payable, dated July 13, 2015	12,500	-
Note payable, dated August 5, 2015	25,000	-
Note payable, dated August 19, 2015	50,000
Total	926,166	703,210
Less current portion	(789,616)	(298,221)
Long term portion	$136,550	$404,989

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

DECEMBER 31, 2015 AND 2014

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

On February 28, 2014, the Company issued a $200,000 secured convertible note that matures on February 28, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 2,000,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

On April 24, 2014, the Company issued a $25,000 secured convertible note that matures on April 24, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On November 7, 2014, the Company issued a $25,000 secured convertible note that matures on November 7, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

On December 4, 2014, the Company issued two $25,000 secured convertible notes that mature on December 4, 2016. The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 500,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

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

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $5,713 and $37,830 to additional paid in capital and a discount against the 2014 and 2015 notes, respectively. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 0.69% to 1.09%, a dividend yield of 0%, and volatility of 289.98.76% to 317.93%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

For the years ended December 31, 2015 and 2014, the Company amortized $21,169 and $12,819 of debt discount to operations as interest expense.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2015 and 2014 was $233,856 and $143,526, respectively. During the year ended December 31, 2014 and 2013, the Company recorded interest expense of $90,508 and $69,738, respectively, in connection with the notes payable to related parties.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2016	$795,721
Year ended December 31, 2017	110,000
Year ended December 31, 2018 and thereafter	30,000
Total	$935,721

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company's board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of December 31, 2015, the outstanding balance on this loan was $397,893.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of December 31, 2015 and 2014 was $119,239 and $101,119, respectively.

As of December 31, 2015 and 2014, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the year ended December 31, 2015 and 2014, the Company recorded $18,120 and $18,120, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	2015	2014
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $23,410 and $79,919, respectively	726,590	670,081
Bridge 2015 Convertible Notes, net of unamortized debt discount of $73,244	251,756	-
Total	2,286,346	1,978,081
Less: Current portion	(2,034,590)	(228,500)
Long term portion	$251,756	$1,749,581

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Series C Convertible Notes

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 (excluding $15,000 related party, see Note 6) on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In addition, the investors received 2,641,670 warrants to purchase the common stock of the Company at an exercise price of $0.40 per share. The series C notes have a "ratchet" provision resetting the conversion price to $0.10 and the warrant exercise price to $0.25 on the first closing of a subsequent offering with those terms. This "ratchet" was triggered on August 12, 2010 with the completion of the minimum closing of $1,500,000 on a $3,000,000 private placement.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Additionally, as a result of the delay in filing a registration statement on the aforementioned private placement", the Series C Warrants have become "cashless", along with the warrants from the aforementioned private placement. There is no further effect from this "ratchet" event. The notes were recorded net of a deferred debt discount of $215,940, based on the relative fair value of the warrants under the Black-Scholes pricing model. Such discount was amortized over the term of the notes.

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

In 2014, the Company issued an aggregate of $1,050,000 (excluding $300,000 related party, see Note 7) in secured convertible notes that mature two years from the date of issuance (from January 2016 through December 2016). The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 7,500,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

In 2015, the Company issued an aggregate of $325,000 in secured convertible notes that mature two years from the date of issuance (from February 2017 through December 2017). The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 4,500,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $86,382 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.63% to 1.25%, a dividend yield of 0%, and volatility of 307.16% to 356.55%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

For the year ended December 31, 2015 and 2014, the Company amortized $74,258 and $33,227 of debt discount to current period operations as interest expense.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2016	$2,058,000
Year ended December 31, 2017	325,000
Total	$2,383,000

NOTE 10 – DERIVATIVE LIABILITIES

Excessive committed shares

Beginning on April 11, 2013 through December 22, 2015, in connection with the previously issued convertible debt, stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. On December 22, 2015, the Company amended the Articles of Incorporation to increase of authorized shares of common stock from 200,000,000 to 500,000,000 thereby having sufficient authorized common shares to meet any settlement provisions.

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

During the year ended December 31, 2015, the fair value of the net derivative liabilities reclassified from equity of $628,457 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 306.06% to 351.47%; risk free rate: 0.01% to 1.88%; and expected life: 0.09 to 5.00 years.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2014, the fair value of the net derivative liabilities reclassified from equity of $703,566 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 289.46% to 305.91%; risk free rate: 0.14% to 2.14%; and expected life: 2.00 to 5.00 years.

At December 22, 2015, the fair value of the derivative liabilities of $583,071, determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 333.28%; risk free rate: 0.19% to 0.99%; and expected life: 0.13 to 2.31 years, was reclassified to equity upon the increase in common share authorization.

At December 31, 2014, the fair value of the derivative liabilities of $336,582 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 308.55%; risk free rate: 0.67% to 1.10%; and expected life: 2.08 to 3.29 years.

As of December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2014, in the amount of $336,582 has a level 3 classification. At December 31, 2015, the Company did not have any level 3 classifications.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of two years ended December 31, 2015:

Excess Share Derivative
Balance, December 31, 2013	$376,940
Transfers in of Level 3 upon exceeding in authorized shares	703,566
Mark-to-market at December 31, 2014	(743,924)
Balance, December 31, 2014	336,582
Transfers in of Level 3 upon exceeding in authorized shares	628,457
Transfers out of Level 3 upon increasing authorized shares	(583,071)
Mark-to-market at December 31, 2015	(381,968)
Balance, December 31, 2015	$-

Fluctuations in the Company's stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company's stock price decreased by 33% from December 31, 2013 to December 22, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company's consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company's derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company's expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2015 and 2014, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which -0- and 595,000- are issued and outstanding as of December 31, 2014 and 2013, respectively.

On May 2, 2014, the Company's board of directors designated 5,000,000 shares of its preferred stock as Series A Convertible Stock ("Series A") with a $0.001 par value. The Series A preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock.

On July 10, 2014, the Company issued an aggregate of 595,000 shares of its Series A Convertible Stock as payment for services rendered valued at $178,500. The Series A Convertible Stock was valued based on the underlying fair value of the Company's common stock.

On July 7, 2015, the Company issued 47,500 shares of its Series A Convertible Stock as payment for services rendered valued at $2,850.

In October 2015, the Company issued an aggregate of 6,425,000 shares of its common stock in exchange of 642,500 shares of Series A Convertible Stock.

Common stock

At December 31, 2015 and 2014, the Company has authorized 500,000,000 and 200,000,000 shares of common stock, par value $0.001, of which 104,612,082 and 98,187,082 are issued and outstanding as of December 31, 2015 and 2014, respectively.

On December 22, 2015, the Company filed with the State of Delaware to amend the Articles of Incorporation to increase authorized shares of common stock from 200,000,000 to 500,000,000.

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	38,925,000	3.00	$0.10	38,925,000	$0.10
0.11 to 0.20	16,150,000	1.74	0.15	16,150,000	0.15
0.21 to 0.30	17,310,000	0.95	0.25	17,310,000	0.25
Total	72,385,000	2.23	$0.15	72,385,000	$0.15

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	91,736,274	$0.22
Issued	10,500,000	0.15
Exercised	-
Expired	(11,374,590)	(0.35)
Outstanding at December 31, 2014	90,861,684	0.20
Issued	5,550,000	0.15
Exercised	-	-
Expired	(24,026,684)	(0.24)
Outstanding at December 31, 2015	72,385,000	$0.15

In conjunction with the issuance of convertible notes, during the year ended December 31, 2014, the Company issued an aggregate of warrants to purchase 10,500,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 7 and 9.

In conjunction with the issuance of convertible notes, during the year ended December 31, 2015, the Company issued an aggregate of warrants to purchase 5,550,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Notes 7 and 9.

On August 12, 2015, the Company repriced to $0.10 and extended for the three years an aggregate of 11,925,000 expiring warrants previously issued to Board Members. The change in fair value of the extended warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 349.90%, risk free rate of 1.88% and expected life of 3.00 years. The determined estimated fair value of $100,276 was charged to operations during the year ended December 31, 2015.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at December 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	2,120,000	4.05	$0.50	1,120,000	$0.50
1.00	71,000	1.72	1.00	71,000	1.00
1.50	333,500	1.67	1.50	333,500	1.50
Total	2,524,500	3.66	$0.65	1,524,500	$0.75

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	-	$-
Issued	1,914,500	0.66
Exercised
Expired
Outstanding at December 31, 2014	1,914,500	0.66
Issued	705,000	0.61
Exercised	-	-
Canceled	(95,000)	1.00
Outstanding at December 31, 2015	2,524,500	$0.65

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

In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC, the Company issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share. The first warrant for 1,000,000 shares of Debt Resolve preferred stock vests and becomes exercisable 25% upon issuance and the balance upon the achievement by Progress Advocates of specific increasing revenue goals. The second warrant for 500,000 shares of Debt Resolve preferred stock vests and becomes exercisable when Progress Advocates achieves at least $1,000,000 in cumulative "operating income." The vested warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 290.46% to 350.93%, risk free rate of 1.43% to 1.54% and expected life of 4.27 to 5.00 years. The determined estimated fair value of $108,672 and $29,933 was recorded as compensation in majority owned subsidiary during the years ended December 31, 2015 and 2014.

On October 5, 2015, the Company issued LSH, LLC a five year warrant to purchase 500,000 shares of series A convertible stock of Debt Resolve at an exercise price of $0.50 per preferred share. The warrant is contingent upon Progress Advocates, LLC achieving operational goals, as defined.

During the year ended December 31, 2015, the Company issued an aggregate 205,000 Series A convertible preferred stock warrants in connection with services provided of which 95,000 were subsequently canceled. The warrants are exercisable for three to five years from the date of issuance at an exercise prices from $0.50 to $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 306.06% to 355.95%, risk free rate of 0.59% to 1.33% and expected life of 3.00 to 5.00 years. The determined estimated fair value of $17,306 was charged to operations during the year ended December 31, 2015.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at December 31, 2015:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	5.17	$0.015	1,000,000	$0.015
0.02	250,000	5.10	0.02	250,000	0.02
0.025	250,000	6.65	0.025	250,000	0.025
0.06	3,000,000	2.42	0.06	3,000,000	0.06
0.09	250,000	2.93	0.09	250,000	0.09
0.095	500,000	3.05	0.095	500,000	0.095
0.10	650,000	2.19	0.10	650,000	0.10
0.13	500,000	1.34	0.13	500,000	0.13
0.17	4,500,000	1.27	0.17	4,500,000	0.17
0.19	1,000,000	0.60	0.19	1,000,000	0.19
0.22	175,000	1.25	0.22	175,000	0.22
5.00	1,517,434	0.65	5.00	1,517,434	5.00
Total	15,592,434	2.35	$0.67	13,592,434	$0.67

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	14,198,434	$0.86
Issued	3,250,000	0.015
Exercised	-	-
Expired	(403,000)	(3.14)
Outstanding at December 31, 2014	17,045,434	0.64
Issued	250,000	0.025
Exercised	--	--
Expired	(1,703,000)	(1.19)
Outstanding at December 31, 2015	15,592,434	$0.67

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

In 2015, the Board granted stock options to purchase 250,000 shares of common stock of the Company at exercise price of $0.025 with exercise period of seven years to a new board member, fully vested at the date of issuance.

The fair value of the options issued to employees and consultants were determined using the Black-Scholes option pricing method with the following assumptions: Dividend yield: 0%; Volatility: 304.56% to 350.51%; and Risk Free rate: 2.13% to 2.14%.

Total stock-based compensation expense for options for the years ended December 31, 2015 and 2014 amounted to $21,250 and $17,500, respectively.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation:

On July 17, 2008, Dreier LLP, a law firm, filed a complaint in the Supreme Court of New York, County of New York, seeking damages of $311,023 plus interest for legal services allegedly rendered to us. The complaint was answered on August 14, 2008 raising various affirmative defenses. On December 16, 2008, Dreier LLP filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. A settlement was reached on September 30, 2014 requiring the Company to pay $22,500 of installment payments. Installment payments totaling $15,000 were made during 2014. The remaining installment payments, totaling $7,500, were made in 2015. The full amount of the original dispute, less the $15,000 of installment payments made during 2014, is included in the Company's accounts payable at December 31, 2014. The remaining balance was paid in 2015.

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

Employment agreement

On March 1, 2014, the Company appointed Stanley E. Freimuth as Chief Executive Officer of the Company with an initial term of three years and monthly compensation of $17,500. In addition, Mr. Freimuth received 5,000,000 shares of the Company's common stock for which was exchanged for 500,000 shares of series A convertible preferred stock issued per board resolution, options to purchase 3,000,000 shares of the common stock exercisable at $0.015 per share for 7 years, vesting over three years on anniversary, and a $25,000 sign on bonus.

Lawsuits from Noteholders

On July 20, 2015, the Company received a complaint concerning a promissory note dated December 21, 2007 that matured on June 21, 2009 (See Note 17 – Subsequent Events).

New York State Attorney General Subpoena

In December, the Company and Progress Advocates, its majority owned subsidiary, received a subpoena requesting documents regarding the operations of Progress Advocates. This request was one of several requests sent to companies operating in the Federal Student Loan document preparation space in New York State. We have provided the requested information and will continue to respond to all requests for more information. We are confident that our compliance with payments aligned to the consumer's receipt of benefit and our responsible marketing will be accurately conveyed by these information exchanges.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Operating leases

The Company currently occupies office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party. The monthly rent is $3,500 and can be terminated with a sixty day notice.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 and 2014, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7. Total interest expense in connection with notes payable to related parties and related party line of credits amounted $108,628 and $87,858 for the year ended December 31, 2015 and 2014, respectively (Note 7 and Note 8).

Progressive Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progressive Advocates. For the year ended December 31, 2015 and 2014, the Company reimbursed approximately $3.8 million and $-0- in incurred costs, respectively.

NOTE 15 – NON CONTROLLING INTEREST

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

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2015:

2015
Net loss	$744,077
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$364,598

Net loss attributable to non-controlling interest for the year ended December 31, 2014:

2014
Net loss	$86,476
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$42,373

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The following table summarizes the changes in non-controlling interest from December 31, 2013 to December 31, 2015:

Balance, December 31, 2013	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(42,373)
Balance, December 31, 2014	(42,373)
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(364,598)
Balance, December 31, 2015	$(406,971)

NOTE 16 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740, Income Taxes ("ASC 740") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2015	2014
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.8	(3.8)%
Prior period provision	0%	0%
Stock Expirations	0%	(61.1)%
Other	(0.1)%	(0.1)%
Change in Valuation Allowance	(37.7)%	(31.0)%

The significant components of the deferred tax assets (liabilities) at December 31, 2015 and 2014, are summarized as follows:

	2015	2014
Deferred tax assets:
Stock Based Compensation	$1,216,472	$1,121,839
Net Operating Losses	12,251,334	12,640,130
Accrued payroll	218,654	241,854
Intangibles	2,738,614	2,752,414
Other	-	39
Total deferred tax assets	16,425,074	16,886,257

Deferred tax liabilities:
Beneficial Conversion Feature	(40,147)	(1,975)
Total deferred tax liabilities	(40,147)	(1,975)

Valuation allowance	(16,384,927)	(16,884,552)
Net deferred tax assets	$-	$-

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

As of December 31, 2015 and 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $32.5 million and $32.68 million, respectively, which expire at various dates from 2024 through 2035. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company's U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the "Code") imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company's initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2013 to December 31, 2015 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. The periods from December 31, 2005 to December 31, 2012 are subject to examination up to the net operating loss.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 17 – SUBSEQUENT EVENTS

Debt:

In January 2016, the Company issued a convertible note of $25,000 due two years from the date of issuance with interest, due at maturity, of 10% per annum. In January, 2016, the Company issued a promissory note of $50,000 due 12 months from the date of issuance with interest due commencing at month 4 at 12% per annum. In February, 2016, the Company issued a promissory note of $25,000 due 12 months from the date of issuance with interest due commencing at month 4 at 12% per annum. In February 2016, the Company issued a convertible note of $47,000 due two years from the date of issuance with interest, due at maturity, of 10% per annum. In April, 2016, the Company issued an aggregate of $100,000 in convertible notes due two years from the date of issuance with interest, due at maturity, of 10% per annum.

Litigation:

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim (as described in Part 1, Item 3 under "Legal Proceedings -Lawsuits from Noteholders") against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. No damages have been determined against Debt Resolve on the noteholder's claims as of yet and Debt Resolve is evaluating its alternatives, including an appeal of the Court's Decision.

