Form 10-Q
period 2016-03-31
DEBT RESOLVE INC
filed 2016-05-23
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 23, 2016, 104,612,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$14,249	$30,480
Accounts receivable, net	4,138,956	3,463,161
Prepaid expenses	36,848	36,893
Total current assets	4,190,053	3,530,534

Total assets	$4,190,053	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,699,209	$3,480,580
Due to shareholders	275,306	242,741
Deferred revenue	1,148,361	1,260,137
Due to factor	3,462,532	2,442,935
Notes payable, current portion	643,545	536,132
Notes payable-related party, net of unamortized discount of $5,249 and $6,105 as of March 31, 2016 and December 31, 2015, respectively	860,472	789,616
Convertible Short-term notes, net of deferred debt discount of $28,042 and $23,410 as of March 31, 2016 and December 31, 2015, respectively	2,284,958	2,034,590
Lines of credit, related parties	532,336	548,893
Derivative liabilities	21,021	-
Total current liabilities	12,927,740	11,335,624

Long term debt:
Notes payable, related party, net of unamortized debt discount of $-0- and $3,450 as of March 31, 2016 and December 31, 2015, respectively	70,000	136,550
Notes payable	35,696	-
Convertible long-term notes, net of deferred debt discount of $66,586 and $73,244 as of March 31, 2016 and December 31, 2015, respectively	105,414	251,756
Total liabilities	13,138,850	11,723,930

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 104,612,082 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	104,612	104,612
Additional paid in capital	66,970,501	66,916,656
Accumulated deficit	(75,431,410)	(74,807,693)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,356,297)	(7,786,425)
Non-controlling interest	(592,500)	(406,971)
Total stockholders' deficiency	(8,948,797)	(8,193,396)

Total liabilities and stockholders' deficiency	$4,190,053	$3,530,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015

Revenues:	$657,644	$470,093

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	314,654	338,204
Selling and marketing expenses	124,500	358,800
General and administrative expenses	741,548	389,807
Total costs and expenses	1,180,702	1,086,811

Loss from operations	(523,058)	(616,718)

Other income (expense):
Gain on change in fair value of derivative liabilities	(4,240)	73,299
Interest expense	(251,709)	(107,576)
Amortization of debt discounts	(30,239)	(19,572)
Total other income (expense)	(286,188)	(53,849)

Net loss before provision for income taxes	(809,246)	(670,567)

Income tax (benefit)	-	-

Net loss	(809,246)	(670,567)

Net loss attributable to non-controlling interest	185,529	156,958

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(623,717)	$(513,609)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	104,612,082	98,187,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2016

			Additional
	Common stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2015	104,612,082	$104,612	$66,916,656	$(74,807,693)	$(406,971)	$(8,193,396)
Beneficial conversion feature related to convertible notes	-	-	7,124	-	-	7,124
Fair value of common stock warrants issued for services	-	-	1,860	-	-	1,860
Fair value of vesting options issued to employees for services	-	-	4,861	-	-	4,861
Stock based compensation	-	-	40,000	-	-	40,000
Net loss	-	-	-	(623,717)	(185,529)	(809,246)
Balance, March 31, 2016	104,612,082	$104,612	$66,970,501	$(75,431,410)	$(592,500)	$(8,948,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(809,246)	$(670,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	30,239	19,573
Bad debts	216,086	-
Stock based compensation	46,721	7,376
Change in fair value of derivative liability	4,240	(73,299)
Changes in operating assets and liabilities:
Accounts receivable	236,820	(297,623)
Prepaid expenses	45	11,241
Security deposit	-	-
Accounts payable and accrued liabilities	248,627	122,395
Deferred revenue	(111,776)	299,733
Net cash used in operating activities	(138,244)	(581,171)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from shareholders	32,565	(3,422)
Net repayments from factor	(109,104)	-
Net proceeds from convertible notes	72,000	275,000
Net repayments from line of credit	(16,557)	(18,750)
Proceeds from notes payable	143,109	415,000
Net cash provided by financing activities	122,013	667,828

Net (decrease) increase in cash and cash equivalents	(16,231)	86,657
Cash at beginning of period	30,480	55,605

Cash at end of period	$14,249	$142,262

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$6,849	$3,412
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Convertible note issued for settlement of accounts payable	$30,000	$-
Reclassification on non-recourse financing agreement to a full recourse agreement	$1,128,701	$0
Beneficial conversion feature on convertible notes	$7,124	$26,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2016. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2015 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

Revenues for the preparation of student loan documentation are earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completed, delivered and accepted student loan package. The Company may sell its products separately or in various bundles that include multiple elements such as initial fees, monitoring and other services.

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2016 and December 31, 2015, the Company had deferred revenues of $1,148,361 and $1,260,137, respectively

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, revenues and expenses and certain disclosures. The most significant estimates are those used in determination of the carrying value of accounts receivable, revenue recognition, derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions along with customers in the student loan industry. At March 31, 2016 and December 31, 2015, the Company did not have an accounts receivable concentration and no sales concentrations for the three months ended March 31, 2016 and 2015.

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

The computation of basic and diluted income (loss) per share as of March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2016	March 31, 2015
Convertible notes payable	45,095,000	39,655,000
Preferred stock	-	5,950,000
Options to purchase common stock	17,592,434	16,172,434
Warrants to purchase common stock	72,400,000	88,796,636
Warrants to purchase Series A preferred stock	25,245,000	19,690,000
Totals	160,332,434	170,264,070

Reclassification

Certain reclassifications have been made to prior period's data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of March 31, 2016, there were outstanding stock options to purchase 17,592,434 shares of common stock, 14,592,434 shares of which were vested.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company's derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $623,717 for the three months ended March 31, 2016. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $8,737,687 as of March 31, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company's operating cycle. Management provides an allowance for doubtful accounts based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of March 31, 2016 and December 31, 2015, the Company's accounts receivable was $5,167,430 and $4,063,161, net of allowance for doubtful accounts of $1,028,474 and $600,000, respectively.

The Company's majority owned subsidiary, Progress Advocates LLC entered into a factoring agreement which had certain provisions that factor advances were based on either a non-recourse and recourse basis. During the first quarter of 2016, the Company agreed to modify the terms of the factoring agreement whereby the outstanding advances which were originally based upon a non-recourse basis will be reclassified to a full recourse advances. Accordingly, the Company reclassified the outstanding advances of $1,128,701 to a full recourse liability to the factor, increased the carrying value of accounts receivable by $1,128,701, net of an allowance for doubtful accounts of $212,388.

The recourse agreement provides for the Company to receive an advance of between 30% - 96% of any accounts receivable that it factors with 62% - 0% held in reserve. The average amount received from these recourse agreements was 50.9% and the average amount reserved was 42.1%. The factoring agreement also provides for discount fees of 4% - 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of March 31, 2016 and December 31, 2015, the Company's outstanding obligation under the factoring agreement was $3,462,532 and $2,442,935, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$699,297	$740,811
Accrued interest	2,032,782	1,912,436
Payroll and related accruals, net of advance to employees	967,130	827,263
Total	$3,699,209	$3,480,580

NOTE 6 – NOTES PAYABLE

As of March 31, 2016 and December 31, 2015, short term notes are as follows:

	March 31, 2016	December 31, 2015
Note payable, dated June 1, 2015	41,667	45,765
Note payable, dated July 2, 2015	12,500	12,500
Note payable, dated August 28, 2015	32,967	50,000
Note payable, dated December 17, 2015	50,000	50,000
Note payable, dated January 13, 2016	50,000	-
Note payable, dated February 16, 2016	25,000	-
Equitable promissory note, dated March 1, 2016	89,240	-
Investor notes payable, 12% per annum	377,867	377,867
Total	679,241	536,132
Less current portion	643,545	536,132
Long term portion	$35,696	$-0-

On January 13, 2016, the Company issued an unsecured note payable for $50,000 due January 1, 2017 with interest at 12% per annum, paid monthly beginning May 2016 and principal payments beginning November 2016. The outstanding balance as of March 31, 2016 is $50,000.

On February 16, 2016, the Company issued an unsecured note payable for $25,000 due February 1, 2017 with interest at 12% per annum, paid monthly beginning June 2016 and principal payments beginning December 2016. The outstanding balance as of March 31, 2016 is $25,000.

On March 1, 2016. The Company issued a promissory note payable for $89,240, with interest at 6% per annum, with monthly payments beginning April 15, 2016 in the amount no less than of 5% of the principal balance remaining due until the amount due plus all accrued interest is paid in full.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of March 31, 2016 and December 31, 2015, notes payable, related parties are as follows:

	March 31, 2016	December 31, 2015
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014, in default	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $-0- and $2,064, respectively, in default	200,000	197,936
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $162 and $775, respectively	24,838	24,225
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $1,228 and $1,733, respectively	23,772	23,267
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $1,121 and $1,532, respectively	48,879	48,468
Note payable, dated January 25, 2015	25,000	25,000
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $2,126 and $2,701, respectively	47,874	47,299
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $612 and $750, respectively	19,388	19,250
Note payable, dated June 18, 2015	25,000	25,000
Note payable, dated July 13, 2015	12,500	12,500
Note payable, dated August 5, 2015, in default	25,000	25,000
Note payable, dated August 19, 2015, in default	50,000	50,000
Total	930,472	926,166
Less current portion	(860,472)	(789,616)
Long term portion	$70,000	$136,550

For the three months ended March 31, 2016 and 2015, the Company amortized $4,306 and $4,839 of debt discount to current period operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of March 31, 2016 and December 31, 2015 was $258,460 and $233,856, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $23,239 and $23,239, respectively, in connection with the notes payable to related parties.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company's board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of March 31, 2016 and December 31, 2015, the outstanding balance on this loan was $381,336 and 397,893, respectively.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of March 31, 2016 and December 31, 2015 was $123,757 and $119,239, respectively.

As of March 31, 2016 and December 31, 2015, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the three months ended March 31, 2016 and 2015, the Company recorded $4,518 and $4,468, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	March 31, 2016	December 31, 2015
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $11,082 and $23,410, respectively	738,918	726,590
Bridge 2015 Convertible Notes, net of unamortized debt discount of $61,917 and $73,244, respectively	263,083	251,756
Bridge 2016 Convertible Notes, net of unamortized debt discount of $15,011	56,989	-
Convertible promissory notes, net of unamortized debt discount of $6,618	23,382	-
Total	2,390,372	2,286,346
Less: Current portion	(2,284,958)	(2,034,590)
Long term portion	$105,414	$251,756

In 2016, the Company issued an aggregate of $72,000 in secured convertible notes that mature two years from the date of issuance (from January 2018 through February 2018). The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016

In 2016, the Company issued an aggregate of $30,000 in unsecured convertible notes that mature one year from the date of issuance (from February 2017 through March 2017) for services rendered. The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In addition, if the Company issues any of its common stock or any security convertible into its common stock at an exercise or conversion price lower than the stated conversion price, then the stated conversion price is reduced to the lower conversion price.

Until February 1, 2016 and in accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $7,124 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 356.55%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

After February 1, 2016, the Company has identified the embedded derivatives related to the notes issued after January 31, 2016. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception of the post January 2016 notes, the Company determined the aggregate fair value of $16,781 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility from 333.74% to 348.27%, (3) weighted average risk-free interest rate from of 0.47% to 0.76%, (4) expected life from 1 to 2 years, and (5) estimated fair value of the Company's common stock of $0.01 to $0.02 per share. The determined fair value of the debt derivatives of $16,781 was charged as a debt discount of the note.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

For the three months ended March 31, 2016 and 2015, the Company amortized $25,931 and $14,734 of debt discount to current period operations as interest expense.

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

NOTE 10 – DERIVATIVE LIABILITIES

As described in Note 9, the Company has identified the embedded derivatives related to the notes issued after January 31, 2016. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

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

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016

At March 31, 2016, the fair value of the derivative liabilities of $21,021 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 345.52%; risk free rate: 0.59% to 0.73%; and expected life: 0.84 to 1.90 years.

As of March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2016, in the amount of $21,021 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of March 31, 2016:

Derivative Liability
Balance, December 31, 2015	$-
Total (gains) losses
Transfers in of Level 3 upon issuance of convertible notes payable	16,781
Mark-to-market at March 31, 2016:	4,240
Balance, March 31, 2016	$21,021
Net Loss for the period included in earnings relating to the liabilities held at March 31, 2016	$(4,240)

Fluctuations in the Company's stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company's stock price increased by 50% from February 1, 2016 to March 31, 2016. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company's balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company's derivative instruments.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At March 31, 2016 and December 31, 2015, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which none are issued and outstanding as of March 31, 2016 and December 31, 2015. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At March 31, 2016 and December 31, 2015, the Company has authorized 500,000,000 shares of common stock, par value $0.001, of which 104,612,082 are issued and outstanding as of March 31, 2016 and December 31, 2015.

DEBT RESOLVE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	38,925,000	2.75	$0.10	38,925,000	$0.10
0.11 to 0.20	16,475,000	1.52	0.15	16,475,000	0.15
0.21 to 0.30	17,000,000	0.72	0.25	17,000,000	0.25
Total	72,400,000	1.99	$0.15	72,400,000	$0.15

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	72,385,000	0.15
Issued	325,000	0.15
Exercised	-	-
Expired	(310,000)	(0.29)
Outstanding at March 31, 2016	72,400,000	$0.15

In conjunction with the issuance of convertible notes, during the three months ended March 31, 2016, the Company issued warrants to purchase 250,000 shares of common stock with an exercise price of $0.15 per share expiring three years from the date of issuance. Please see Note 9.

During the three months ended March 31, 2016, the Company issued 75,000 common stock warrants in connection with services provided. The warrants are exercisable for three years from the date of issuance at an exercise price of $0.15 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 338.33%, risk free rate of 1.11% and expected life of 3.00 years. The determined estimated fair value of $1,860 was charged to operations during the three months ended March 31, 2016.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at March 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	2,120,000	3.80	$0.50	1,120,000	$0.50
1.00	71,000	1.47	1.00	71,000	1.00
1.50	333,500	1.42	1.50	333,500	1.50
Total	2,524,500	3.42	$0.65	1,524,500	$0.74

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	2,524,500	0.65
Issued	-	-
Exercised	-	-
Expired
Outstanding at March 31, 2016	2,524,500	$0.66

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at March 31, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	4.92	$0.015	2,000,000	$0.015
0.02	2,250,000	6.83	0.02	250,000	0.02
0.025	250,000	6.40	0.025	250,000	0.025
0.06	3,000,000	2.17	0.06	3,000,000	0.06
0.09	250,000	2.68	0.09	250,000	0.09
0.095	500,000	2.80	0.095	500,000	0.095
0.10	650,000	1.94	0.10	650,000	0.10
0.13	500,000	1.09	0.13	500,000	0.13
0.17	4,500,000	1.02	0.17	4,500,000	0.17
0.19	1,000,000	0.35	0.19	1,000,000	0.19
0.22	175,000	1.00	0.22	175,000	0.22
5.00	1,517,434	0.40	5.00	1,517,434	5.00
Total	17,592,434	2.72	$0.51	14,592,434	$0.58

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	15,592,434	0.67
Issued	2,000,000	0.02
Exercised	-	-
Expired	-
Outstanding at March 31, 2016	17,592,434	$0.51

In February 2016, the Board granted stock options to purchase 2,000,000 shares of common stock of the Company at exercise price of $0.02 with exercise period of seven years to an officer, vesting 1/3 each anniversary for three years. The grant was valued using the Black-Scholes option pricing model and had a value of $39,000 and will be charged to operations through the vesting period.

The Black-Scholes option pricing model used the following assumptions: Dividend yield: 0%; Volatility: 348.27%; and Risk Free rate: 1.72%.

Total stock-based compensation expense for options for the three months ended March 31, 2016 and 2015 amounted to $4,861 and $3,750, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $100,000 at March 31, 2016 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $27,757 and $23,239 for the three months ended March 31, 2016 and 2015, respectively.

Progress Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progress Advocates. For the three months ended March 31, 2016 and 2015, the Company reimbursed approximately $289,311 and $626,806 in incurred costs, respectively.

NOTE 15 – SUBSEQUENT EVENTS

New Joint Venture:

On May 18, 2016, the Company entered into an agreement with Hutton Ventures LLC to form Student Loan Care LLC of which Debt Resolve will own 51% and Hutton Ventures will own 49%. The purpose of this new company will be to provide Federal Student Loan document preparation services for the consolidation or modification of Federal Direct Student Loans. In connection with entering into the Student Loan Care joint venture with Hutton Ventures, we issued to Hutton Ventures 5,000,000 shares of Debt Resolve common stock, par value $0.001 per share, and three seven-year warrants to purchase an aggregate of 30,000,000 shares of Debt Resolve common stock, par value $0.001 per share, at an exercise price of $0.05 per common share. The first warrant for 5,000,000 shares of Debt Resolve common stock vests and becomes exercisable upon the achievement by Student Loan Care of specific increasing revenue goals. The second warrant for 20,000,000 shares of Debt Resolve common stock vests and becomes exercisable when Student Loan Care achieves specific cumulative "operating income" goals. The third warrant for 5,000,000 shares of Debt Resolve common stock vests and becomes exercisable upon the achievement by Student Loan Care and affiliates of revenue for the year ending December 31, 2018 equal to or greater than 75% of Debt Resolve's total revenue for the year ending December 31, 2018.

Litigation:

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim (as described in Part 1, Item 3 (under "Defaults upon Senior Securities") against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. No damages have been determined against Debt Resolve on the noteholder's claims as of yet and Debt Resolve is evaluating its alternatives, including an appeal of the Court's Decision.

Item 2. Management Discussion & Analysis of Financial Condition and Results of Operations

Overview

Business Growth Strategy Update

During the quarter ending March 31, 2016, significant progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

•

Develop Progress Advocates LLC (PA) into a profitable growth business that is compliant and sustainable in an industry of changing regulations and operating conditions. As discussed in our 2015 10-K, PA experienced rapid growth in customer acquisitions in 2015 and an unexpected increase of customer cancelations in the fourth quarter of 2015. In January 2016, we conducted an in depth evaluation of PA's 2015 operations and financial performance. While concerned about the high cost of marketing during the year, it became evident, in retrospect, that the cost of acquisition was too high, when combined with even a moderate level of customer churn, to sustain a profitable business. In response, we suspended marketing and sales operations until the marketing and retention process can be changed to bring our cost of customer acquisition in line with a sustainable business model. We have identified a different marketing process, to be used by our new subsidiary Student Loan Care LLC (see Subsequent Events section), and will be evaluating the results at the end of the second quarter of 2016.

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the consumer to consumer debt resolution and collection space. This new product launched under the name Settl.it (www.settl.it) is currently available, but not being aggressively marketed. The cost of an expansive launch of Settl.it is currently unfeasible. Therefore, a targeted launch is underway focused on consumers looking for small claims courts alternatives and on State Small Claims Courts looking for a tool to offload some of the cost of face to face adjudication. However, field research found bigger demand for a small business product with capabilities similar to the traditional Debt Resolve service, now named the Settl.it Enterprise Service, and a user interface as easy to use as Settl.it. This new product, Settl.it Pro is currently under development. In addition, an online mediation company has white labeled Settl.it from us and completed the integration of Settl.it into their product, Equisettle, www.equisettle.com. Other online application providers have also approached us and we are working with an additional provider to integrate Settle.it into their product as well.

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the ARM market. As vast as the ARM market has become, this strategy has been narrowed to focus on the needs of hospitals and medical practices. During 2015, we initiated discussions with other companies to create two products that will utilize the traditional Debt Resolve service as one component in an integrated offering. The first product is being used by Medical Practices and Hospitals looking to give patients with unpaid accounts one last chance to pay. The one last chance will be a negotiated settlement offering using Debt resolve's patented double blind bidding technology. This product is being sold by another majority owned joint venture, Payment Resolution systems LLC. A pilot of this business was run in March of 2016 with a NYC Anesthesiology practice. The results were better than expected and a national sales effort has been initiated. The second product will be a billing and collections system for a company financing patient receivables. Again, the Debt Resolve service will provide collection support throughout the life of the patient's loan, including negotiated delinquency collection. In addition to the above new offerings, the traditional Debt Resolve service, was renamed Settl.it Enterprise and is the core offering in a new U.K. joint venture, Settlit Ltd.

•

Leverage our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. During the first quarter of 2016, we created the following majority owned joint ventures with other partners. Payment Resolution Systems LLC (PRS) was formed with Patient Online services, LLC to offer Hospitals and Medical Practices a first party payment negotiation and collection service. Settl.it LLC is a 51% owner of PRS and no compensation was received by either party for the creation of the entity. Settlit Ltd was formed with ADL Ltd. to offer the Settl.it family of products in the U.K. Settl.it LLC is a 51% owner of Settlit Ltd. and no compensation was received by either party for the creation of this entity. As discussed in the Subsequent Events section, Student Loan Care LLC was formed with Hutton Ventures LLC to offer document preparation services for Federal student loan holders wanting to apply for various U.S. Department of Education Student loan payment modification programs. More information on this joint venture is available in the Subsequent Events section.

To communicate and support the above strategies, we created a new branding strategy to unify our offerings and position us as "a provider of cloud-based software and services to help both lenders and borrowers solve the problems inherent in our credit-based economy". To start, we unified our offerings under the Settl.it Family of Products. For medium and large companies, we offer the Settl.it Enterprise Service. For small businesses, we will be offering Settl.it Pro, with an easy–to-use online interface and much of the functionality of the Enterprise service. For consumers, we have launched Settl.it, an easy-to-use online consumer to consumer financial dispute resolution tool. All three of these products utilize our patented double blind bidding technology. To communicate our offerings, we have launched a new investor focused Debt Resolve website, www.debtresolve.com, and new prospective client focused websites; Settl.it Family of Products website, www.settl.com, and Payment Resolution Systems, www.paymentresolutionsustems.com. In addition, the Settl.it consumer to consumer product can be utilized at www.settl.it and our Progress Advocates federal student loan document preparation services can be obtained at www.progressadvocates.com.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Revenues totaled $657,644 and $470,093 for the three months ended March 31, 2016 and 2015, respectively. We earned revenue during the three months ended March 31, 2016 and 2015 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, in December 2014, we began earning revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $627,721 for the three month ending March 31, 2016 as compared to $441,156 for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $314,654 for the three months ended March 31, 2016, as compared to $338,204 for the three months ended March 31, 2015, a decrease of $23,550. Stock based compensation was $46,721 and $7,376 for the three months ended March 31, 2016 and 2015, respectively. The decrease mainly resulted from our staffing reductions from our majority owned subsidiary, Progress Advocates LLC from $256,850 for the three months ended March 31, 2015 as compared to $170,381 for the same period, current year

Selling and marketing expenses. Selling and marketing expenses decreased from $358,800 for the three months ended March 31, 2015 to $124,500 for the same period in 2016. The significant decrease is due to the reduced sales and marketing activities of Progress Advocates LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $741,548 for the three months ended March 31, 2016, as compared to $389,807 for the three months ended March 31, 2015, an increase of $351,741. Of the increase, $586,957 was incurred from our subsidiary, Progress Advocates LLC, in the current year, as compared to $145,828 for the three months ended March 31, 2015. During the three months ended March 31, 2016, the most significant expense incurred by Progress Advocates were from bad debt reserves.

Gain (loss) on change in fair value of derivative liabilities. In 2016, we issued convertible promissory notes with certain embedded derivatives, as such, any issued convertible instruments issued subsequent require us to fair value the conversion feature as derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. For the three months ended March 31, 2016, we incurred a $4,240 loss on change in fair value of our derivative liabilities.

During the three months March 31, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended March 31, 2015, we recorded a gain on change in fair value of these derivative liabilities of $73,299.

Interest (expense). We recorded interest expense of $251,709 for the three months ended March 31, 2016 compared to interest expense of $107,576 for the three months ended March 31, 2015. Interest expense increased primarily from our financing of accounts receivable with Progressive Advocates.

Amortization of deferred debt discount. Amortization expense of $30,238 and $19,573 was incurred for the three months ended March 31, 2016 and 2015, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2015 and 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $8,737,687 and cash and cash equivalents totaling $14,249. We reported a net loss of $809,246 for the three months ended March 31, 2016. Net cash used in operating activities was $138,244 for the three months ended March 31, 2016. Cash flow provided by financing activities was $122,013 for the three months ended March 31, 2016. As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $7,805,090 and cash and cash equivalents totaling $30,480.

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

Revenues for the preparation of student loan documentation are earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completion and delivery of the student loan modification and consolidation documentation package on behalf of the client to the U.S. Department of Education. The Company may sell its products separately or in various bundles that include multiple elements such as initial fees, monitoring, annual renewals and other services.

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

As of March 31, 2016 and December 31, 2015, the Company's accounts receivable was $5,167,430 and $3,463,161, net of allowance for doubtful accounts of $1,028,474 and $600,000, respectively.

The Company's majority owned subsidiary, Progress Advocates LLC entered into a factoring agreement which had certain provisions that factor advances based on either a non-recourse and recourse basis. During the first quarter of 2016, the Company agreed to modify the terms of the factoring agreement whereby the outstanding advances which were originally based upon a non-recourse basis will be reclassified to a full recourse advances. Accordingly, the Company reclassified the outstanding advances outstanding advances of $1,128,701 to a full recourse liability to factor, increased the carrying value of accounts receivable by $1,128,701, net of an allowance for doubtful accounts of $212,388.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

Recently-Issued Accounting Pronouncements

See recently adopted and issued accounting standards in "Note 2—Significant accounting policies" in Item 1. Financial statements of this report.

Statement Relating to Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," "potential" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent research and development activities; the risks and uncertainties concerning acceptance of our services and products, if and when fully developed, by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning the Limited License Agreement with Messrs. Brofman and Burchetta; the risks and uncertainties concerning our dependence on our key executives; the risks and uncertainties concerning technological changes and the competition for our services and products; the risks and uncertainties concerning general economic conditions; and the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 14, 2016, in the section labeled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

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

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2016 and 2015 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended March 31, 2016, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Lawsuits from Noteholders

On July 20, 2015, the Company received a complaint concerning a promissory note dated December 21, 2007 that matured on June 21, 2009. See Subsequent Events, Note 15 (Litigation).

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

On August 27, 2010, the investor was paid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of March 31, 2016. As of March 31, 2016, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at March 31, 2016. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2015 and 2016, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at March 31, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of March 31, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt.

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

________________

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

DEBT RESOLVE, INC.

Dated: May 23, 2016	By:	/s/ Bruce E. Bellmare
Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

