Form 10-Q
period 2016-06-30
DEBT RESOLVE INC
filed 2016-08-22
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 22, 2016, 109,612,082 shares of the issuer's Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$59,250	$30,480
Accounts receivable, net	3,704,986	3,463,161
Prepaid expenses	15,981	36,893
Total current assets	3,780,217	3,530,534

Total assets	$3,780,217	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,796,095	$3,480,580
Due to shareholders	301,366	242,741
Deferred revenue	1,038,984	1,260,137
Due to factor	3,090,613	2,442,935
Notes payable, current portion	590,855	536,132
Notes payable-related party, net of unamortized discount of $3,460 and $6,105 as of June 30, 2016 and December 31, 2015, respectively	707,261	789,616
Convertible Short-term notes, net of deferred debt discount of $53,944 and $23,410 as of June 30, 2016 and December 31, 2015, respectively	1,804,556	2,034,590
Lines of credit, related parties	517,678	548,893
Derivative liability	164,782	-
Total current liabilities	12,012,190	11,335,624

Long term debt:
Notes payable, related party, net of unamortized debt discount of $70,274 and $3,450 as of June 30, 2016 and December 31, 2015, respectively	299,726	136,550
Notes payable	75,000	-
Convertible long-term notes, net of deferred debt discount of $230,142 and $73,244 as of June 30, 2016 and December 31, 2015, respectively	641,358	251,756
Total liabilities	13,028,274	11,723,930

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 104,612,082 shares issued and outstanding as of June 30, 2016 and December 31, 2015	104,612	104,612
Additional paid in capital	67,118,700	66,916,656
Accumulated deficit	(75,837,041)	(74,807,693)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,613,729)	(7,786,425)
Non-controlling interest	(634,328)	(406,971)
Total stockholders' deficiency	(9,248,057)	(8,193,396)

Total liabilities and stockholders' deficiency	$3,780,217	$3,530,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues:	$347,830	$1,439,674	$1,005,474	$1,909,767

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	300,912	484,254	615,566	822,458
Selling and marketing expenses	-	567,800	124,500	926,600
General and administrative expenses	458,585	109,955	1,200,133	499,762
Total costs and expenses	759,497	1,162,009	1,940,199	2,248,820

(Loss) Income from operations	(411,667)	277,665	(934,725)	(339,053)

Other income (expense):
Gain on change in fair value of derivative liabilities	157,458	267,532	153,218	340,831
Gain on settlement of debt	-	650,319		650,319
Interest expense	(197,240)	(541,225)	(448,949)	(648,801)
Amortization of debt discounts	(52,771)	(22,404)	(83,010)	(41,976)
Total other income (expense)	(92,553)	354,222	(378,741)	300,373

Net loss before provision for income taxes	(504,220)	631,887	(1,313,466)	(38,680)

Income tax (benefit)	-	-	-	-

Net (loss) income	(504,220)	631,887	(1,313,466)	(38,680)

Net loss (income) attributable to non-controlling interest	98,589	(4,700)	284,118	152,258

NET INCOME (LOSS) ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(405,631)	$627,187	$(1,029,348)	$113,578

Net income (loss) per common share -basic	$(0.00)	$0.01	$(0.01)	$0.00

Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding, basic	104,612,082	98,187,082	104,612,082	98,187,082

Weighted average number of common shares outstanding, diluted	104,612,082	145,692,082	104,612,082	145,692,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2016

	Common stock		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2015	104,612,082	$104,612	$66,916,656	$(74,807,693)	$(406,971)	$(8,193,396)
Beneficial conversion feature related to convertible notes	-	-	16,619	-	-	16,619
Fair value of common stock warrants issued for services	-	-	1,860	-	-	1,860
Fair value of warrant modifications	-		31,346	-	-	31,346
Fair value of vesting options issued to employees for services	-	-	12,219	-	-	12,219
Shares due to non-controlling interest as compensation	-	-	100,000	-	-	100,000
Capital contributed by non-controlling interest	-	-	-	-	56,761	56,761
Stock based compensation	-	-	40,000	-	-	40,000
Net loss	-	-	-	(1,029,348)	(284,118)	(1,313,466)
Balance, June 30, 2016 (unaudited)	104,612,082	$104,612	$67,118,700	$(75,837,041)	$(634,328)	$(9,248,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,313,466)	$(38,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	83,010	41,976
Bad debts	230,245	-
Stock based compensation	154,079	18,205
Change in fair value of derivative liability	(153,218)	(340,831)
Loss on warrant modifications	31,346	-
Gain on settlement of debt	-	(650,319)
Changes in operating assets and liabilities:
Accounts receivable	656,631	(529,914)
Prepaid expenses	20,912	14,118
Accounts payable and accrued liabilities	465,513	189,465
Deferred revenue	(221,153)	687,635
Net cash used in operating activities	(46,101)	(608,345)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments to factor	(481,023)	-
Net proceeds (repayments) from shareholders	58,625	(3,421)
Contributed capital from non-controlling interest	56,761	-
Proceeds from short term notes	129,723	12,500
Proceeds from short term notes, related party	38,785	397,891
Proceeds from long term notes	272,000	300,000
Proceeds from long term notes, related party	-	70,000
Net cash provided by financing activities	74,871	776,970

Net increase in cash and cash equivalents	28,770	168,625
Cash at beginning of period	30,480	55,605

Cash at end of period	$59,250	$224,230

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$12,933	$15,449
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$16,619	$30,042
Convertible notes issued for settlement of accounts payable	$75,000	$-
Convertible note issued for settlement of compensation	$75,000	$-
Reclassification on non-recourse financing agreement to full recourse agreement	$1,128,701	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

In February 2016, the Company, jointly with Patient Online Services, LLC, organized Payment Resolution Systems LLC, a Delaware limited liability company for the purpose of assisting Medical Groups and Hospitals in the online negotiation and settlement of delinquent accounts, with ownership interests of 51% and 49% for the Company and Patient Online Services, LLC, respectively.

In May 2016, the Company, jointly with Hutton Ventures LLC, organized Student Loan Care LLC, a Delaware limited liability company for the purpose of providing document preparation services for holders of Federal Direct Student Loans, with ownership interests of 51% and 49% for the Company and Hutton Ventures LLC, respectively.

The Company operates Payment Resolution Systems within Debt Resolve, Inc., whereas Progress Advocates LLC and Student Loan Care LLC operate as independent subsidiaries.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with the instructions to the Form 10-Q and Article 10 of Regulation S-X, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2016. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2015 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The non-controlling interest represents the minority owners' share of its net operating results.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Revenues for the preparation of student loan documentation are earned when the Company has substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completed, delivered and accepted student loan package by the Department of Education and subsequent yearly re-certifications to DoE. The Company may sell its products separately or in various bundles that include multiple elements such as initial fees, monitoring, re-certification, and other services.

The Company also earns revenue from collection agencies, healthcare providers and lenders that implemented our online system. The Company's current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement.

Payment Resolution Systems, the Company's 51% owned subsidiary, works as an extended business office to medical groups around the U.S. Revenue is earned in this business by the online negotiations and collection of group's accounts receivable and paid via a service fee.

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2016 and December 31, 2015, the Company had deferred revenues of $1,038,984 and $1,260,137, respectively

Estimates

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions along with customers in the student loan industry. At June 30, 2016 and December 31, 2015, the Company did not have an accounts receivable concentration and no sales concentrations for the three and six months ended June 30, 2016 and 2015.

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

The computation of basic and diluted income (loss) per share as of June 30, 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities as of June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Convertible notes payable	59,271,667	41,555,000
Preferred stock	-	5,950,000
Options to purchase common stock	17,742,434	15,767,434
Warrants to purchase common stock	108,225,000	85,792,934
Warrants to purchase Series A preferred stock	25,245,000	20,790,000
Totals	210,484,101	169,855,368

Reclassification

Certain reclassifications have been made to prior period's data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2016, there were outstanding stock options to purchase 17,742,434 shares of common stock, 14,592,434 shares of which were vested.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company's derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $1,029,348 for the six months ended June 30, 2016. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $8,231,973 as of June 30, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company's operating cycle. Management provides an allowance for doubtful accounts based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of June 30, 2016 and December 31, 2015, the Company's accounts receivable was $4,747,619 and $4,063,161, net of allowance for doubtful accounts of $1,042,633 and $600,000, respectively.

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

The recourse agreement provides for the Company to receive an advance of between 30% - 96% of any accounts receivable that it factors with 62% - 0% held in reserve. The average amount received from these recourse agreements was 50.9% and the average amount reserved was 42.1%. The factoring agreement also provides for discount fees of 4% - 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of June 30, 2016 and December 31, 2015, the Company's outstanding obligation under the factoring agreement was $3,090,613 and $2,442,935, respectively.

The Company's majority owned subsidiary, Student Loan Care LLC, entered into a similar recourse factoring agreement during the second quarter of 2016.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$684,136	$740,811
Accrued interest	2,160,704	1,912,436
Payroll and related accruals, net of advance to employees	951,255	827,263
Total	$3,796,095	$3,480,580

On April 19, 2016, the Company entered into a settlement agreement with the former Chief Executive officer whereby the Company issued a convertible note for $75,000 and 2,225,000 warrants to purchase the Company's common stock at $0.10 per share for three years as part settlement of the outstanding salary due of $153,750. The remaining balance is to be paid monthly installments of $2,500 to the extent of available cash flows as determined by the Board of Directors. (See Note 7)

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 6 – NOTES PAYABLE

As of June 30, 2016 and December 31, 2015, short term notes are as follows:

	June 30, 2016	December 31, 2015
Note payable, dated June 1, 2015	41,667	45,765
Note payable, dated July 2, 2015	12,500	12,500
Note payable, dated August 28, 2015	32,967	50,000
Note payable, dated December 17, 2015	50,000	50,000
Note payable, dated January 13, 2016	50,000	-
Note payable, dated February 16, 2016	25,000	-
Equitable promissory note, dated March 1, 2016	75,854	-
Investor notes payable, 12% per annum	377,867	377,867
Total	665,855	536,132
Less current portion	590,855	536,132
Long term portion	$75,000	$-0-

On January 13, 2016, the Company issued an unsecured note payable for $50,000 due January 1, 2017 with interest at 12% per annum, paid monthly beginning May 2016 and principal payments beginning November 2016. The outstanding balance as of June 30, 2016 is $50,000.

On February 16, 2016, the Company issued an unsecured note payable for $25,000 due February 1, 2017 with interest at 12% per annum, paid monthly beginning June 2016 and principal payments beginning December 2016. The outstanding balance as of June 30, 2016 is $25,000.

On March 1, 2016. The Company issued a promissory note payable for $89,240, with interest at 6% per annum, with monthly payments beginning April 15, 2016 in the amount no less than of 5% of the principal balance remaining due until the amount due plus all accrued interest is paid in full. The outstanding balance as of June 30, 2016 is $75,854.

Certain note holders, representing an aggregate of $225,000 of these notes, entered into agreements in June 2016 whereby their obligations were extended for a period to September 2016 through August 2018.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of June 30, 2016 and December 31, 2015, notes payable, related parties are as follows:

	June 30, 2016	December 31, 2015
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014, in default	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $-0- and $2,064, respectively, in default	200,000	197,936
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $-0- and $775, respectively	25,000	24,225
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $722 and $1,733, respectively	24,278	23,267
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $710 and $1,532, respectively	49,290	48,468

Note payable, dated January 25, 2015	25,000	25,000
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $1,552 and $2,701, respectively	48,448	47,299
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $476 and $750, respectively	19,524	19,250
Note payable, dated June 18, 2015	25,000	25,000
Note payable, dated July 13, 2015	12,500	12,500
Note payable, dated August 5, 2015, in default	25,000	25,000
Note payable, dated August 19, 2015, in default	50,000	50,000
Convertible note payable, dated May 15, 2016, net of unamortized debt discount of $70,274	4,726	-
Note payable, dated June 9, 2016	15,000	-
Note payable, dated June 22, 2016	30,000	-
Note payable, dated June 30, 2016	25,000	-
Total	1,006,987	926,166
Less current portion	(707,261)	(789,616)
Long term portion	$299,726	$136,550

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

On May 15, 2016, the Company issued a $75,000 secured convertible note that matures on May 15, 2018 in settlement of accrued compensation. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.02 per share. Interest will also be converted into common stock at the conversion rate of $0.02 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 2,225,000 warrants to purchase the Company's common stock at $0.10 per share over three years.

The Company has identified the embedded derivatives related to the convertible note dated May 15, 2016 (See Note 10). These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception of the May 15, 2016 note, the Company determined the aggregate fair value of $73,697 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 336.12%, (3) weighted average risk-free interest rate of 0.55%, (4) expected life from 2 years, and (5) estimated fair value of the Company's common stock of $0.02 per share. The determined fair value of the debt derivatives of $73,697 was charged as a debt discount of the note. In addition, the Company recognized the value attributable to the warrants, up to the remaining net proceeds of $1,303 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 0.91%, a dividend yield of 0%, and volatility of 336.12%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

On June 9, 2016, a stockholder loaned $15,000 (unsecured) to the Company due June 9, 2017 with interest at 12% per annum, paid monthly beginning October 2016 and principal payments beginning April 2017.

On June 22, 2016, a stockholder and board member loaned $30,000 (unsecured) to the Company due June 22, 2017 with interest at 12% per annum, paid monthly beginning October 2016 and principal payments beginning April 2017.

On June 30, 2016, a stockholder and board member loaned $25,000 (unsecured) to the Company due June 30, 2017 with interest at 12% per annum, paid monthly beginning October 2016 and principal payments beginning April 2017.

For the three and six months ended June 30, 2016, the Company amortized $6,516 and $10,821 of debt discount to operations as interest expense. For the three and six months ended June 30, 2015, the Company amortized $5,362 and $10,200 of debt discount to operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of June 30, 2016 and December 31, 2015 was $258,460 and $233,856, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded interest expense of $50,336 and $49,933, respectively, in connection with the notes payable to related parties.

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company's board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of June 30, 2016 and December 31, 2015, the outstanding balance on this loan was $366,678 and 397,893, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of June 30, 2016 and December 31, 2015 was $128,275 and $119,239, respectively.

As of June 30, 2016 and December 31, 2015, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the six months ended June 30, 2016 and 2015, the Company recorded $9,035 and $8,986, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	June 30, 2016	December 31, 2015
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $4,733 and $23,410, respectively	745,267	726,590
Bridge 2015 Convertible Notes, net of unamortized debt discount of $50,589 and $73,244, respectively	274,411	251,756
Bridge 2016 Convertible Notes, net of unamortized debt discount of $12,989	59,011	-
Bridge 2 (2016) Convertible Notes, net of unamortized debt discount of $174,957	25,043	-
Convertible promissory notes, net of unamortized debt discount of $40,818	34,182	-
Total	2,445,914	2,286,346
Less: Current portion	(1,804,556)	(2,034,590)
Long term portion	$641,358	$251,756

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

In 2016, the Company issued an aggregate of $75,000 in unsecured convertible notes that mature one year from the date of issuance (from February 2017 through June 2017) for services rendered. The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In addition, if the Company issues any of its common stock or any security convertible into its common stock at an exercise or conversion price lower than the stated conversion price, then the stated conversion price is reduced to the lower conversion price.

After February 1, 2016, the Company issued an aggregate of $200,000 in secured convertible notes that mature two years from the date of issuance (from January 2018 through June 2018). The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.02 per share. Interest will also be converted into common stock at the conversion rate of $0.02 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 6,000,000 warrants to purchase the Company's common stock at $0.10 per share over three years.

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

At inception of the post January 2016 notes, the Company determined the aggregate fair value of $244,304 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility from 323.14% to 348.27%, (3) weighted average risk-free interest rate from of 0.40% to 0.76%, (4) expected life from 1 to 2 years, and (5) estimated fair value of the Company's common stock of $0.01 to $0.02 per share. The determined fair value of the debt derivatives of $244,304 was charged as a debt discount of the note. In addition, the Company recognized the value attributable to the warrants, up to the remaining net proceeds of $8,181 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 0.87% to 0.92%, a dividend yield of 0%, and volatility of 330.45% to 348.10%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

Certain convertible note holders, representing an aggregate of $524,500 of these notes, entered into agreements in in May and June 2016 whereby their obligations were extended from May 2018 through August 2018. The terms of the agreement included extension of previously issued warrants in connection with the debt by two years and reducing the exercise price from $0.15 per share to $0.10 per share to certain note holders. All other terms (including any amendments or earlier extensions) of the notes remain the same.

The determined change in fair value of the extended and repriced warrants was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 322.74% to 329.59%, (3) weighted average risk-free interest rate of 0.43%, (4) expected life from 0.65 to 1.02 years, and (5) estimated fair value of the Company's common stock of $0.018 to 0.03 per share. The determined fair value of the change in warrants of $31,346 was charged to current period interest.

For the three and six months ended June 30, 2016, the Company amortized $46,256 and $72,188 of debt discount to current period operations as interest expense. For the three and six months ended June 30, 2015, the Company amortized $17,043 and $31,776 of debt discount to current period operations as interest expense.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, the fair value of the derivative liabilities of $164,782 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 333.89%; risk free rate: 0.59% to 0.36 to 0.58%; and expected life: 0.59 to 1.94 years.

As of June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2016, in the amount of $164,782 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of June 30, 2016:

Derivative Liability
Balance, December 31, 2015	$-
Total (gains) losses
Transfers in of Level 3 upon issuance of convertible notes payable	318,000
Mark-to-market at June 30, 2016:	(153,218)
Balance, June 30, 2016	$164,782
Net Gain for the period included in earnings relating to the liabilities held at June 30, 2016	$153,218

Fluctuations in the Company's stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company's stock price decreased by 50% from February 1, 2016 to June 30, 2016. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company's balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company's derivative instruments.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At June 30, 2016 and December 31, 2015, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which none are issued and outstanding as of June 30, 2016 and December 31, 2015. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At June 30, 2016 and December 31, 2015, the Company has authorized 500,000,000 shares of common stock, par value $0.001, of which 104,612,082 are issued and outstanding as of June 30, 2016 and December 31, 2015.

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	82,550,000	4.14	$0.08	52,550,000	$0.10
0.11 to 0.20	11,075,000	1.52	0.15	11,075,000	0.15
0.21 to 0.30	14,600,000	0.56	0.25	14,600,000	0.25
Total	108,225,000	3.39	$0.11	78,225,000	$0.14

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	72,385,000	0.15
Issued	38,550,000	0.06
Exercised	-	-
Expired	(2,710,000)	(0.25)
Outstanding at June 30, 2016	108,225,000	$0.11

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

In conjunction with the issuance of convertible notes, during the six months ended June 30, 2016, the Company issued warrants to purchase 250,000 and 8,225,000 shares of common stock with an exercise price of $0.15 and $0.10 per share expiring three years from the date of issuance, respectively. Please see Note 9.

During the six months ended June 30, 2016, the Company issued 75,000 common stock warrants in connection with services provided. The warrants are exercisable for three years from the date of issuance at an exercise price of $0.15 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 338.33%, risk free rate of 1.11% and expected life of 3.00 years. The determined estimated fair value of $1,860 was charged to operations during the six months ended June 30 2016.

During the six months ended June 30, 2016, the Company extended the life of previously issued warrants to purchase 5,400,000 shares of common stock by two years and reduced the exercise price from $0.15 per share to $0.10 per share in connection with the note extensions. Please see Note 9.

In connection with entering into the Student Loan Care LLC joint venture with Hutton Ventures, LLC, the Company issued to Hutton Ventures LLC three five-year warrants to purchase an aggregate of 30,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The first warrant for 5,000,000 shares of Debt Resolve common stock vests and becomes exercisable upon the achievement by Student Loan Care of specific increasing revenue goals. The second warrant for 20,000,000 shares of Debt Resolve common stock vests and becomes exercisable when Student Loan Care achieves specific cumulative "operating income" goals. The third warrant for 5,000,000 shares of Debt Resolve common stock vests and becomes exercisable upon the achievement by Student Loan Care and affiliates of revenue for the year ending December 31, 2018 equal to or greater than 75% of Debt Resolve's total revenue for the year ending December 31, 2018.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at June 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$ 0.50	2,120,000	3.55	$0.50	1,120,000	$0.50
1.00	71,000	1.22	1.00	71,000	1.00
1.50	333,500	1.17	1.50	333,500	1.50
Total	2,524,500	3.42	$0.65	1,524,500	$0.74

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	2,524,500	0.65
Issued	-	-
Exercised	-	-
Expired
Outstanding at June 30, 2016	2,524,500	$0.65

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at June 30, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	3,000,000	4.67	$0.015	2,000,000	$0.015
0.02	2,400,000	6.58	0.02	250,000	0.02
0.025	250,000	6.15	0.025	250,000	0.025
0.06	3,000,000	1.92	0.06	3,000,000	0.06
0.09	250,000	2.43	0.09	250,000	0.09
0.095	500,000	2.55	0.095	500,000	0.095
0.10	650,000	1.69	0.10	650,000	0.10
0.13	500,000	0.84	0.13	500,000	0.13
0.17	4,500,000	0.77	0.17	4,500,000	0.17
0.19	1,000,000	0.10	0.19	1,000,000	0.19
0.22	175,000	0.75	0.22	175,000	0.22
5.00	1,517,434	0.15	5.00	1,517,434	5.00
Total	17,742,434	2.47	$0.51	14,592,434	$0.51

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	15,592,434	0.67
Issued	2,150,000	0.02
Exercised	-	-
Expired	-
Outstanding at June 30, 2016	17,742,434	$0.51

In February 2016, the Board granted stock options to purchase 2,000,000 shares of common stock of the Company at exercise price of $0.02 with exercise period of seven years to an officer, vesting 1/3 each anniversary for three years. The grant was valued using the Black-Scholes option pricing model and had a value of $39,000 and will be charged to operations through the vesting period.

In April 2016, the Board granted stock options to purchase 150,000 shares of common stock of the Company at exercise price of $0.02 with exercise period of seven years to an officer, vesting 1/3 each six month anniversary for eighteen months. The grant was valued using the Black-Scholes option pricing model and had a value of $1,650 and will be charged to operations through the vesting period.

The Black-Scholes option pricing model used the following assumptions: Dividend yield: 0%; Volatility: 348.20% to 348.27%; and Risk Free rate: 1.56% to 1.72%, term: contractual terms.

Total stock-based compensation expense for options for the six months ended June 30, 2016 and 2015 amounted to $7,500 and $12,220, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $100,000 at June 30, 2016 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

Compensation settlement:

On April 19, 2016, the Company entered into a settlement agreement with the former Chief Executive officer whereby the Company issued a convertible note for $75,000 and 2,225,000 warrants to purchase the Company's common stock at $0.10 per share for three years as part settlement of the outstanding salary due of $153,750. The remaining balance is to be paid monthly installments of $2,500 to the extent of available cash flows as determined by the Board of Directors.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016 and 2015, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $59,371 and $58,919 for the six months ended June 30, 2016 and 2015, respectively.

Progress Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progress Advocates. For the six months ended June 30, 2016 and 2015, the Company reimbursed approximately $289,000 and $1,614,000 in incurred costs, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On August 17, 2016, the Company entered into an agreement with an existing noteholder to modify notes previously issued from February 1, 2016 through April 1, 2016 changing the conversion rate of $0.05 per common share to $0.02 per share and eliminating the reset (ratchet) provision. All other terms remained the same.

On August 10, 2016, pursuant to the agreement to form Student Loan Care LLC, the Company issued 2,500,000 shares of its common stock, par value $0.001, to each of Jeffrey Da Pra and Nicole Da Pra, principles of Hutton Ventures LLC, as compensation.

ITEM 2. MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business Growth Strategy Update

During the quarter ending June 30, 2016, significant progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

•

An important transition in our federal student loan document preparation business took place in the quarter ending June 30, 2016. As previously reported in both the Company's 2015 form 10-K and form 10-Q for the quarter ending March 31,2016, the Company suspended all marketing and sales activities during the first quarter of 2016. After continued discussions with our joint venture partner who was also the operator of Progress Advocates, the Company reached the conclusion that the changes necessary to reach profitability were not going to be made by our partner. By the beginning of 2016, it was evident that high marketing and sales costs, along with a higher than expected default of customer payments, resulted in a business cost structure that was unsupported by current revenues. Progress Advocates will continue to support its current customers and provide to them all contracted services.

•

Using the knowledge gained in the Company's involvement with Progress Advocates, Student Loan Care LLC was formed and started its operations in June, 2016. This new joint venture is a partnership with Hutton Ventures LLC., a California based company with extensive experience in the federal student loan document preparation industry. The business model for Student Loan Care, specifically addresses the issues of high marketing costs and customer churn. The new business was soft launched on June 1, 2016. Early results support the Company's proforma for this business. In contrast to Progress Advocates, Student Loan Care has reduced the cost per lead and increased the lead conversion rate, thereby initially reducing cost per customer acquisition by 35%. In addition, Student Loan Care is initiating customer retention program immediately upon customer signup. In other industries this technique has proven to successfully reduce customer churn.

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the ARM market. As vast as the ARM market has become, this strategy has been narrowed to focus on the needs of hospitals and medical practices. In March 2016, a new joint venture, Payment Resolution Systems LLC was formed with Patient Online Services, LLC, a company whose partners are experienced in providing billing and collections services to the healthcare industry. Payment Resolution Systems offers a service to Medical Practices and Hospitals looking to give patients with unpaid accounts one last chance to pay. The one last chance will be a negotiated settlement offering using Debt Resolve's patented double blind bidding technology. A pilot of this business was run in March and April of 2016 with a NYC Anesthesiology practice. The results were better than expected and a second pilot was run for an Atlanta GA Anesthesiology Group. This effort confirmed our initial results and demonstrated our ability to negotiate settlements for high and low account balances. A national sales effort has been initiated. The second service offering, a billing and collections system for a company financing hospital patient receivables, is currently under consideration. Again, the Debt Resolve service will provide collection support throughout the life of the patient's loan, including negotiated delinquency collection. In addition to the above new offerings, the traditional Debt Resolve service, was renamed Settl.it Enterprise and is the core offering in a new U.K. joint venture, Settlit Ltd.

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

23

•

Leverage our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. During the second quarter of 2016, , Student Loan Care LLC was formed with Hutton Ventures LLC to offer document preparation services for Federal student loan holders wanting to apply for various U.S. Department of Education Student loan payment modification programs. The principles of Hutton Ventures are experienced in the federal student loan document preparation industry and in the use of advanced communications techniques to increase productivity and profitability in a traditional people based business environment. To reward their successful participation in Student Loan Care, goals for Student Loan Care revenue growth and net profit attainment have been established. Hutton Venture will be granted warrants for Debt Resolve common stock upon the attainment of each of these goals.

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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Revenues totaled $347,830 and $1,439,674 for the three months ended June 30, 2016 and 2015, respectively. We earned revenue during the three months ended June 30, 2016 and 2015 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The decreased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $211,743 for the three month ending June 30, 2016 as compared to $1,412,604 for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $300,912 for the three months ended June 30, 2016, as compared to $484,254 for the three months ended June 30, 2015, a decrease of $183,342. Stock based compensation was $107,359 and $10,829 for the three months ended June 30, 2016 and 2015, respectively. The decrease mainly resulted from our staffing reductions from our majority owned subsidiary, Progress Advocates LLC from $353,650 for the three months ended June 30, 2015 as compared to $22,500 for the same period, current year

Selling and marketing expenses. Selling and marketing expenses decreased from $567,800 for the three months ended June 30, 2015 to $-0- for the same period in 2016. The significant decrease is due to the reduced sales and marketing activities of Progress Advocates LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $458,585 for the three months ended June 30, 2016, as compared to $109,955 for the three months ended June 30, 2015, an increase of $348,630. During the three months ended June 30, 2016, the most significant expense incurred by Progress Advocates were from bad debt reserves.

Gain on change in fair value of derivative liabilities. In 2016, we issued convertible promissory notes with certain embedded derivatives, as such, any issued convertible instruments issued subsequent require us to fair value the conversion feature as derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. For the three months ended June 30, 2016, we incurred a $157,458 gain on change in fair value of our derivative liabilities.

During the three months June 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended June 30, 2015, we recorded a gain on change in fair value of these derivative liabilities of $267,532.

Interest (expense). We recorded interest expense of $197,240 for the three months ended June 30, 2016 compared to interest expense of $541,225 for the three months ended June 30, 2015. Interest expense decreased primarily from our reduced financing of accounts receivable with Progressive Advocates.

Amortization of deferred debt discount. Amortization expense of $52,771 and $22,404 was incurred for the three months ended June 30, 2016 and 2015, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2015 and 2016.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Revenues totaled $1,005,474 and $1,909,767 for the six months ended June 30, 2016 and 2015, respectively. We earned revenue during the six months ended June 30, 2016 and 2015 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The decreased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $839,464 for the six month ending June 30, 2016 as compared to $1,795,632 for the same period last year. As noted above, this reduction in revenue was a result of suspending the new sales operations of Progress Advocates in February, 2016.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $615,566 for the six months ended June 30, 2016, as compared to $822,458 for the three months ended June 30, 2015, a decrease of $206,892. Stock based compensation was $154,079 and $18,205 for the six months ended June 30, 2016 and 2015, respectively. The decrease mainly resulted from our staffing reductions from our majority owned subsidiary, Progress Advocates LLC from $610,500 for the six months ended June 30, 2015 as compared to $192,881 for the same period, current year

Selling and marketing expenses. Selling and marketing expenses decreased from $926,600 for the six months ended June 30, 2015 to $124,500 for the same period in 2016. The significant decrease is due to the reduced sales and marketing activities of Progress Advocates LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $1,200,133 for the six months ended June 30, 2016, as compared to $499,762 for the six months ended June 30, 2015, an increase of $700,371. Of the increase, $925,292 was incurred from our subsidiary, Progress Advocates LLC, in the current year, as compared to $166,572 for the six months ended June 30, 2015. During the six months ended June 30, 2016, the most significant expense incurred by Progress Advocates were from bad debt reserves.

Gain on change in fair value of derivative liabilities. In 2016, we issued convertible promissory notes with certain embedded derivatives, as such, any issued convertible instruments issued subsequent require us to fair value the conversion feature as derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. For the six months ended June 30, 2016, we incurred a $153,218 gain on change in fair value of our derivative liabilities.

During the six months June 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the six months ended June 30, 2015, we recorded a gain on change in fair value of these derivative liabilities of $340,831.

Interest (expense). We recorded interest expense of $448,949 for the six months ended June 30, 2016 compared to interest expense of $648,801 for the six months ended June 30, 2015. Interest expense increased primarily from our financing of accounts receivable with Progressive Advocates.

Amortization of deferred debt discount. Amortization expense of $83,010 and $41,976 was incurred for the six months ended June 30, 2016 and 2015, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2015 and 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $8,231,973 and cash and cash equivalents totaling $59,250. We reported a net loss of $1,029,348 for the six months ended June 30, 2016. Net cash used in operating activities was $46,101 for the six months ended June 30, 2016. Cash flow provided by financing activities was $74,871 for the six months ended June 30, 2016. As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $7,805,090 and cash and cash equivalents totaling $30,480.

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

As of June 30, 2016 and December 31, 2015, the Company's accounts receivable was $3,704,986 and $3,463,161, net of allowance for doubtful accounts of $1,042,633 and $600,000, respectively.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

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

Management believes that its unaudited condensed financial statements for the three months ended June 30, 2016 and 2015 fairly presented, in all material respects, its financial condition and results of operations. During the three months ended June 30, 2016, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lawsuits from Noteholders

On July 20, 2015, the Company received a complaint concerning a promissory note dated December 21, 2007 that matured on June 21, 2009. See, Commitments and Contingencies Note 13 (Litigation).

Lawsuits from vendors

From time to time, we are involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations. There are currently no lawsuits from vendors.

New York State Attorney General Subpoena

In December 2015, the Company and Progress Advocates, its majority owned subsidiary, received a subpoena requesting documents regarding the operations of Progress Advocates. It is our understanding that this request was one of several requests sent to companies operating in the Federal Student Loan document preparation space in New York State. We have provided the requested information that was available, both from Progress Advocates and its vendors. Additional information has been provided subsequent to the Company's initial response. We are confident that our compliance with payments aligned to the consumer's receipt of benefit and our vendor's responsible marketing will be accurately demonstrated in the information provided.

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

On August 27, 2010, the investor was paid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of June 30, 2016. As of June 30, 2016, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at June 30, 2016. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2015 and 2016, the Company extended for 18 months $734,500 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at June 30, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt and in 2016 extended $75,000 till May/June 2018.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 ($15,000 related party) on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $155,000 of the outstanding debt and in 2016 extended $40,000 till May 2018.

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of June 30, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt and in 2016 extended $5,000 till July 2018.

During the year ended December 31, 2014, the Company issued an aggregate of $1,050,000 of 2014 Bridge Convertible Notes with an interest rate of 10% due two years from the date of issuance of which $1050,000 remains as of June 30, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.05 per share. In 2016, the Company extended $550,000 of the outstanding debt till May-August 2018. As of June 30, 2016, $75,000 of the notes have matured and are in default at this time.

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

DEBT RESOLVE, INC.

Dated: August 22, 2016	By:	/s/ Bruce E. Bellmare
Bruce E. Bellmare
Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

