Form 10-Q
period 2016-09-30
DEBT RESOLVE INC
filed 2016-11-18
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 18, 2016, 115,277,206 shares of the issuer's Common Stock were outstanding.

 DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$135,050	$30,480
Accounts receivable, net	1,383,987	954,588
Prepaid expenses	18,811	36,893
Total current assets	1,537,848	1,021,961

Long term assets:
Accounts receivable, net	3,060,190	2,508,573

Total assets	$4,598,038	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$4,079,424	$3,480,580
Due to shareholders	287,747	242,741
Deferred revenue	1,131,221	1,260,137
Due to factor	3,666,931	2,442,935
Notes payable, current portion	699,469	536,132
Notes payable-related party, net of unamortized discount of $1,814 and $6,105 as of September 30, 2016 and December 31, 2015, respectively	783,907	789,616
Convertible Short-term notes, net of deferred debt discount of $76,269 and $23,410 as of September 30, 2016 and December 31, 2015, respectively	1,672,231	2,034,590
Lines of credit, related parties	484,336	548,893
Derivative liability	-	-
Total current liabilities	12,805,266	11,335,624

Long term debt:
Notes payable, related party, net of unamortized debt discount of $60,822 and $3,450 as of September 30, 2016 and December 31, 2015, respectively	359,178	136,550
Convertible long-term notes, net of deferred debt discount of $195,139 and $73,244 as of September 30, 2016 and December 31, 2015, respectively	856,361	251,756
Total liabilities	14,020,805	11,723,930

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 115,277,206 and 104,612,082 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	115,277	104,612
Additional paid in capital	67,571,855	66,916,656
Accumulated deficit	(76,395,646)	(74,807,693)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,708,514)	(7,786,425)
Non-controlling interest	(714,253)	(406,971)
Total stockholders' deficiency	(9,422,767)	(8,193,396)

Total liabilities and stockholders' deficiency	$4,598,038	$3,530,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues:	$1,336,870	$2,242,686	$2,342,344	$4,152,453

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	598,941	640,334	1,214,507	1,462,792
Selling and marketing expenses	262,562	636,280	387,062	1,562,880
General and administrative expenses	483,783	445,399	1,683,916	945,161
Total costs and expenses	1,345,286	1,722,013	3,285,485	3,970,833

(Loss) income from operations	(8,416)	520,673	(943,141)	181,620

Other income (expense):
(Loss) gain on change in fair value of derivative liabilities	(122,901)	(1,238,479)	30,317	(897,648)
Gain on settlement of debt	-	-	-	650,319
Interest expense	(296,582)	(485,198)	(745,531)	(1,133,999)
Amortization of debt discounts	(69,545)	(24,089)	(152,555)	(66,065)
Total other income (expense)	(489,028)	(1,747,766)	(867,769)	(1,447,393)

Net loss before provision for income taxes	(497,444)	(1,227,093)	(1,810,910)	(1,265,773)

Income tax (benefit)	-	-	-	-

Net loss	(497,444)	(1,227,093)	(1,810,910)	(1,265,773)

Net income (loss) attributable to non-controlling interest	(61,161)	(204,610)	222,957	(52,352)

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(558,605)	$(1,431,703)	$(1,587,953)	$(1,318,125)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	107,553,862	98,187,082	105,599,833	98,187,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2016

			Additional
	Common stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2015	104,612,082	$104,612	$66,916,656	$(74,807,693)	$(406,971)	$(8,193,396)
Common shares issued for services rendered	665,124	665	11,308	-	-	11,973
Common shares issued as officer compensation	5,000,000	5,000	95,000	-	-	100,000
Common shares issued to non-controlling interest as compensation	5,000,000	5,000	95,000	-	-	100,000
Beneficial conversion feature related to convertible notes	-	-	22,167	-	-	22,167
Fair value of common stock warrants issued for services	-	-	1,860	-	-	1,860
Fair value of preferred stock warrants issued for services	-	-	6,346	-	-	6,346
Fair value of warrant modifications	-		37,447	-	-	37,447
Fair value of vesting options issued to employees for services	-	-	24,021	-	-	24,021
Reclassification of fair value of derivative liability to equity upon debt modification	-	-	327,905	-	-	327,905
Fair value of debt modifications due to loan extensions	-	-	34,145	-	-	34,145
Capital withdrawal by non-controlling interest	-	-	-	-	(84,325)	(84,325)
Net loss	-	-	-	(1,587,953)	(222,957)	(1,810,910)
Balance, September 30, 2016 (unaudited)	115,277,206	$115,277	$67,571,855	$(76,395,646)	$(714,253)	$(9,422,767)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,810,910)	$(1,265,773)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Amortization of debt discounts	152,555	66,065
Bad debts	274,085	142,974
Stock based compensation	244,200	125,257
Change in fair value of derivative liability	(30,317)	897,648
Loss on warrant modifications	37,447	-
Los on debt modification	34,145	-
Gain on settlement of debt	-	(650,319)
Changes in operating assets and liabilities:
Accounts receivable	(126,400)	(1,641,442)
Prepaid expenses	18,082	(13,505)
Accounts payable and accrued liabilities	748,843	326,642
Deferred revenue	(128,916)	1,173,262
Net cash used in operating activities	(587,186)	(839,191)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from factor	95,295	-
Net proceeds (repayments) from shareholders	45,006	(4,921)
Distributed capital to non-controlling interest	(84,325)	-
Proceeds from short term notes	163,337	100,000
Proceeds from short term notes, related party	130,443	485,421
Repayments of short term notes	-	(37,500)
Proceeds from long term notes	342,000	350,000
Proceeds from long term notes, related party	-	70,000
Net cash provided by financing activities	691,756	963,000

Net increase in cash and cash equivalents	104,570	123,809
Cash at beginning of period	30,480	55,605

Cash at end of period	$135,050	$179,414

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$20,020	$21,800
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$22,167	$77,458
Convertible notes issued for settlement of accounts payable	$75,000	$-
Convertible note issued for settlement of compensation	$75,000	$-
Reclassification of derivative liability to equity upon debt modification	$327,905	$-
Reclassification on non-recourse financing agreement to full recourse agreement	$1,128,701	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2016. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2015 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The non-controlling interest represents the minority owners' share of its net operating results.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

Restatement

During the preparation of its financial statements for the quarter ended September 30, 2016, the Company identified errors in the presentation of our Accounts Receivable reported as of December 31, 2015. Based on our reassessment of relevant accounting guidelines, we have corrected the error and characterized a portion of Accounts Receivable, as a long term asset, rather than current asset. The effect of these adjustments is a reclassification of $2,508,573 of reported accounts receivable as a long term asset. There was no change to any other asset or liability accounts. There was no effect on the Statements of Stockholders’ Deficiency, Operations or Cash Flows.

The following tables show the principal financial statement line items originally reported and restatement adjustments as of December 31, 2015:

	As Reported	Adjustments	As Restated
Accounts receivable, current	$3,463,161	$(2,508,573)	$954,588
Accounts receivable, long term	-	2,508,573	2,508,573

The above accounts receivable is reported, net of an allowance for doubtful accounts of $600,000.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2016 and December 31, 2015, the Company had deferred revenues of $1,131,221 and $1,260,137, respectively

Estimates

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

Concentrations and Credit Risk

The Company extends credit to large, mid-size and small companies for the use of its software solutions along with customers in the student loan industry. At September 30, 2016 and December 31, 2015, the Company did not have an accounts receivable concentration and no sales concentrations for the three and nine months ended September 30, 2016 and 2015.

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

The computation of basic and diluted income (loss) per share as of September 30, 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities as of September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Convertible notes payable	63,978,077	42,555,000
Preferred stock	-	6,425,000
Options to purchase common stock	18,742,434	15,342,434
Warrants to purchase common stock	104,575,000	73,738,000
Warrants to purchase Series A preferred stock	25,645,000	19,885,000
Totals	212,940,511	157,945,434

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Reclassification

Certain reclassifications have been made to prior period's data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2016, there were outstanding stock options to purchase 18,742,434 shares of common stock, 13,592,434 shares of which were vested.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company's derivative liabilities.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,587,953 for the nine months ended September 30, 2016. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $11,267,418 as of September 30, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company's operating cycle. Management provides an allowance for doubtful accounts based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of September 30, 2016 and December 31, 2015, the Company's accounts receivable was $4,444,177 and $3,463,161, net of allowance for doubtful accounts of $1,086,473 and $600,000, respectively.

The Company's majority owned subsidiaries, Progress Advocates LLC and Student Loan Care, LLC entered into a factoring agreements which had certain provisions that factor advances were based on either a non-recourse and recourse basis. During the first quarter of 2016, the Company agreed to modify the terms of the outstanding factoring agreement whereby the outstanding advances which were originally based upon a non-recourse basis will be reclassified to a full recourse advances. Accordingly, the Company reclassified the outstanding advances of $1,128,701 to a full recourse liability to the factor, increased the carrying value of accounts receivable by $1,128,701, net of an allowance for doubtful accounts of $212,388.

The recourse agreements provide for the Company to receive an advance of between 30% - 96% of any accounts receivable that it factors with 62% - 0% held in reserve. The average amount received from these recourse agreements was 50.9% and the average amount reserved was 42.1%. The factoring agreements also provide for discount fees of 4% - 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreements may be terminated by either party at any time and will continue unless either party formally cancels.

The Company's majority owned subsidiary, Student Loan Care LLC, entered into a similar recourse factoring agreement during the second quarter of 2016. This agreement provides for the Company to receive an advance of between 45% - 90% of any accounts receivable that it factors with 45% - 5% held in reserve. The average amount received was 64% and the average amount reserved was 30%. The factoring agreement also provides for discount fees of 3% - 6% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of September 30, 2016 and December 31, 2015, the Company's outstanding obligation under the factoring agreements were $3,666,931 and $2,442,935, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2016 and December 31, 2015 are comprised of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$742,521	$740,881
Accrued interest	2,293,185	1,912,436
Payroll and related accruals, net of advance to employees	1,043,718	827,263
Total	$4,079,424	$3,480,580

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

NOTE 6 – NOTES PAYABLE

As of September 30, 2016 and December 31, 2015, short term notes are as follows:

	September 30, 2016	December 31, 2015
Note payable, dated June 1, 2015	41,667	45,765
Note payable, dated July 2, 2015	12,500	12,500
Note payable, dated August 28, 2015	32,967	50,000
Note payable, dated December 17, 2015	50,000	50,000
Note payable, dated January 13, 2016	50,000	-
Note payable, dated February 16, 2016	25,000	-
Note payable, dated July 14, 2016	47,000	-
Equitable promissory note, dated March 1, 2016	62,468	-
Investor notes payable, 12% per annum	377,867	377,867
Total	699,469	536,132
Less current portion	699,469	536,132
Long term portion	$-0-	$-0-

On January 13, 2016, the Company issued an unsecured note payable for $50,000 due January 1, 2017 with interest at 12% per annum, paid monthly beginning May 2016 and principal payments beginning November 2016. The outstanding balance as of September 30, 2016 is $50,000.

On February 16, 2016, the Company issued an unsecured note payable for $25,000 due February 1, 2017 with interest at 12% per annum, paid monthly beginning June 2016 and principal payments beginning December 2016. The outstanding balance as of September 30, 2016 is $25,000.

On March 1, 2016. The Company issued a promissory note payable for $89,240, with interest at 6% per annum, with monthly payments beginning April 15, 2016 in the amount no less than of 5% of the principal balance remaining due until the amount due plus all accrued interest is paid in full. The outstanding balance as of September 30, 2016 is $62,468.

On July 14, 2016. The Company issued a promissory note payable for $47,000, with interest at 12% per annum, with monthly interest payments beginning November 14, 2016 and principal repayments beginning May 14, 2017. The outstanding balance as of September 30, 2016 is $47,000.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of September 30, 2016 and December 31, 2015, notes payable, related parties are as follows:

	September 30, 2016	December 31, 2015
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014, in default	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $-0- and $2,064, respectively, in default	200,000	197,936
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $-0- and $775, respectively	25,000	24,225
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $211 and $1,733, respectively	24,789	23,267
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $294 and $1,532, respectively	49,706	48,468
Note payable, dated January 25, 2015	25,000	25,000
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $972 and $2,701, respectively	49,028	47,299
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $337 and $750, respectively	19,663	19,250
Note payable, dated June 18, 2015	25,000	25,000
Note payable, dated July 13, 2015	12,500	12,500
Note payable, dated August 5, 2015, in default	25,000	25,000
Note payable, dated August 19, 2015, in default	50,000	50,000
Convertible note payable, dated May 15, 2016, net of unamortized debt discount of $60,822	14,178	-
Note payable, dated June 9, 2016	15,000	-
Note payable, dated June 22, 2016	30,000	-
Note payable, dated June 30, 2016	25,000	-
Note payable, dated September 28, 2016	125,000
Total	1,143,085	926,166
Less current portion	(783,907)	(789,616)
Long term portion	$359,178	$136,550

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

On September 28, 2016, a stockholder and board member loaned $200,000 (unsecured) to the Company due September 28, 2018 (of which $75,000 has been repaid) with interest at the lowest permissible interest rate, due at maturity.

For the three and nine months ended September 30, 2016, the Company amortized $11,098 and $21,919 of debt discount to operations as interest expense. For the three and nine months ended September 30, 2015, the Company amortized $5,484 and $15,484 of debt discount to operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of September 30, 2016 and December 31, 2015 was $310,957 and $233,856, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded interest expense of $77,101 and $79,088, respectively, in connection with the notes payable to related parties.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company's board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of September 30, 2016 and December 31, 2015, the outstanding balance on this loan was $333,336 and 397,893, respectively.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of September 30, 2016 and December 31, 2015 was $132,842 and $119,239, respectively.

As of September 30, 2016 and December 31, 2015, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the nine months ended September 30, 2016 and 2015, the Company recorded $13,602 and $13,553, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	September 30, 2016	September 30, 2015
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $1,093 and $23,410, respectively	748,907	726,590
Bridge 2015 Convertible Notes, net of unamortized debt discount of $39,137 and $73,244, respectively	285,863	251,756
Bridge 2016 Convertible Notes, net of unamortized debt discount of $10,945	61,055	-
Bridge 2 (2016) Convertible Notes, net of unamortized debt discount of $172,767	52,233	-
Convertible promissory notes, net of unamortized debt discount of $47,466	72,534	-
Total	2,528,592	2,286,346
Less: Current portion	(1,672,231)	(2,034,590)
Long term portion	$856,361	$251,756

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

On July 14, 2016, the Company issued a $25,000 a unsecured convertible note that mature two years from the date of issuance. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.02 per share. Interest will also be converted into common stock at the conversion rate of $0.02 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 750,000 warrants to purchase the Company's common stock at $0.10 per share over three years.

In 2016, the Company issued an aggregate of $120,000 in unsecured convertible notes that mature one year from the date of issuance (from February 2017 through September 2017) for services rendered. The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a rate of $0.02 per share (as amended). Interest will also be converted into common stock at the conversion rate of $0.02 per share. In addition, until amended on August 17, 2016, if the Company issues any of its common stock or any security convertible into its common stock at an exercise or conversion price lower than the stated conversion price, then the stated conversion price is reduced to the lower conversion price.

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

After February 1, 2016 to August 17, 2016, the Company has identified the embedded derivatives related to the notes issued after January 31, 2016. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception of the post January 2016 notes through August 17, 2016, the Company determined the aggregate fair value of $358,222 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility from 323.14% to 348.27%, (3) weighted average risk-free interest rate from of 0.40% to 0.76%, (4) expected life from 1 to 2 years, and (5) estimated fair value of the Company's common stock of $0.01 to $0.02 per share. The determined fair value of the debt derivatives of $358,222 was charged as a debt discount of the note. In addition, the Company recognized the value attributable to the warrants, up to the remaining net proceeds of $8,854 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 0.87% to 0.92%, a dividend yield of 0%, and volatility of 330.45% to 348.10%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

Certain convertible note holders, representing an aggregate of $819,500 of these notes, entered into agreements in in May and June 2016 whereby their obligations were extended from May 2018 through September 2018. The terms of the agreement included extension of previously issued warrants in connection with the debt by two years and reducing the exercise price from $0.10-$0.15 per share to $0.65-$0.10 per share to certain note holders. All other terms (including any amendments or earlier extensions) of the notes remain the same.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

The determined change in fair value of the extended and repriced warrants was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 322.74% to 348.75%, (3) weighted average risk-free interest rate of 0.43% to 0.62%, (4) expected life from 0.65 to 1.04 years, and (5) estimated fair value of the Company's common stock of $0.014 to 0.032 per share. The determined fair value of the change in warrants of $37,447 and change in conversion rates of $34,145 was charged to current period interest.

For the three and nine months ended September 30, 2016, the Company amortized $58,447 and $130,635 of debt discount to current period operations as interest expense. For the three and nine months ended September 30, 2015, the Company amortized $18,603 and $50,581 of debt discount to current period operations as interest expense.

NOTE 10 – DERIVATIVE LIABILITIES

As described in Note 9, the Company has identified the embedded derivatives related to the notes issued after January 31, 2016 through August 17, 2016. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

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

On August 17, 2016, the Company modified the previously issued notes eliminating the embedded derivative. The Company determined the aggregate fair value of $327,905 of embedded derivatives at the date of modification. The fair value of the embedded derivatives was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 346.44%, (3) weighted average risk-free interest rate from of 0.46% to 0.74%, (4) expected life from 0.46 to 1.91 years, and (5) estimated fair value of the Company's common stock of $0.0175 per share. The Company reclassified the determined fair value of the derivative of $327,905 from liability to equity on August 17, 2016.

At September 30, 2016, the Company did not have any level 3 assets or liabilities.

As of September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of September 30, 2016:

Derivative Liability
Balance, December 31, 2015	$-
Total (gains) losses
Transfers in of Level 3 upon issuance of convertible notes payable	358,222
Transfers out of Level 3 upon debt modification	(327,905)
Mark-to-market at September 30, 2016:	(30,317)
Balance, September 30, 2016	$-0-
Net Gain for the period included in earnings relating to the liabilities held at September 30, 2016	$30,317

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At September 30, 2016 and December 31, 2015, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which none are issued and outstanding as of September 30, 2016 and December 31, 2015. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At September 30, 2016 and December 31, 2015, the Company has authorized 500,000,000 shares of common stock, par value $0.001, of which 115,277,206 and 104,612,082 are issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, the Company issued an aggregate of 665,124 shares of its common stock for services valued at $11,973.

During the nine months ended September 30, 2016, the Company issued 5,000,000 shares of common stock as officer compensation valued at $100,000.

During the nine months ended September 30, 2016, the Company issued 5,000,000 shares of common stock as compensation to the non-controlling interest parties of Student Loan Care LLC valued at $100,000

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	84,150,000	3.87	$0.08	54,150,000	$0.10
0.11 to 0.20	10,225,000	1.33	0.15	10,225,000	0.15
0.21 to 0.30	10,200,000	0.49	0.25	10,200,000	0.25
Total	104,575,000	3.29	$0.11	74,575,000	$0.13

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	72,385,000	0.15
Issued	39,300,000	0.06
Exercised	-	-
Expired	(7,110,000)	(0.25)
Outstanding at September 30, 2016	104,575,000	$0.11

In conjunction with the issuance of convertible notes, during the nine months ended September 30, 2016, the Company issued warrants to purchase 250,000 and 8,975,000 shares of common stock with an exercise price of $0.15 and $0.10 per share expiring three years from the date of issuance, respectively. Please see Note 9.

During the nine months ended September 30, 2016, the Company issued 75,000 common stock warrants in connection with services provided. The warrants are exercisable for three years from the date of issuance at an exercise price of $0.15 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 338.33%, risk free rate of 1.11% and expected life of 3.00 years. The determined estimated fair value of $1,860 was charged to operations during the nine months ended September 30 2016.

During the nine months ended September 30, 2016, the Company extended the life of previously issued warrants to purchase 6,250,000 shares of common stock by two years and reduced the exercise price from $0.15 per share to $0.10 per share in connection with the note extensions. Please see Note 9.

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

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at September 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	2,120,000	3.30	$0.50	1,120,000	$0.50
1.00	71,000	0.97	1.00	71,000	1.00
1.50	373,500	1.14	1.50	373,500	1.50
Total	2,564,500	2.92	$0.65	1,564,500	$0.76

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	2,524,500	0.65
Issued	40,000	1.50
Exercised	-	-
Expired
Outstanding at September 30, 2016	2,564,500	$0.65

During the nine months ended September 30, 2016, the Company issued 40,000 Series A convertible preferred stock warrants in connection with services provided. The warrants are exercisable for three years from the date of issuance at an exercise prices of $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 343.24%, risk free rate of 0.88% and expected life of 3.00 years. The determined estimated fair value of $6,346 was charged to operations during the nine months ended September 30, 2016.

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at September 30, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	7,000,000	4.65	$0.015	2,000,000	$0.015
0.02	400,000	6.25	0.02	250,000	0.02
0.025	250,000	5.90	0.025	250,000	0.025
0.06	3,000,000	1.67	0.06	3,000,000	0.06
0.09	250,000	2.18	0.09	250,000	0.09
0.095	500,000	2.30	0.095	500,000	0.095
0.10	650,000	1.44	0.10	650,000	0.10
0.13	500,000	0.59	0.13	500,000	0.13
0.17	4,500,000	0.52	0.17	4,500,000	0.17
0.22	175,000	0.50	0.22	175,000	0.22
5.00	1,517,434	0.05	5.00	1,517,434	5.00
Total	18,742,434	2.65	$0.50	13,592,434	$0.65

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	15,592,434	0.67
Issued	4,150,000	0.02
Exercised	-	-
Expired	(1,000,000)	0.19
Outstanding at September 30, 2016	18,742,434	$0.50

In February 2016, the Board granted stock options to purchase 2,000,000 shares of common stock of the Company at exercise price of $0.015 with exercise period of seven years to an officer, vesting 1/3 each anniversary for three years. The grant was valued using the Black-Scholes option pricing model and had a value of $40,000 and will be charged to operations through the vesting period.

In April 2016, the Board granted stock options to purchase 150,000 shares of common stock of the Company at exercise price of $0.02 with exercise period of seven years to an officer, vesting 1/3 each six month anniversary for eighteen months. The grant was valued using the Black-Scholes option pricing model and had a value of $1,650 and will be charged to operations through the vesting period.

In May 2016, the Board granted stock options to purchase 2,000,000 shares of common stock of the Company at exercise price of $0.015 with exercise period of seven years to an officer, vesting 1/3 each anniversary for three years. The grant was valued using the Black-Scholes option pricing model and had a value of $40,000 and will be charged to operations through the vesting period.

The Black-Scholes option pricing model used the following assumptions: Dividend yield: 0%; Volatility: 329.59% to 348.27%; and Risk Free rate: 1.55% to 1.72%, term: contractual terms.

Total stock-based compensation expense for options for the nine months ended September 30, 2016 and 2015 amounted to $24,021 and $11,250, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $100,000 at September 30, 2016 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Litigation:

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim (as described in Part 1, Item 3 (under "Defaults upon Senior Securities") against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. A stipulation with respect to damages was entered by the Court on August 29, 2016 providing that the total outstanding principal and interest due the noteholder as of July 31, 2016 is $322,152. The noteholder is seeking an award of his attorneys' fees from the Court. No decision has been rendered by the Court with respect to noteholder's attorneys' fee claim.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 and 2015, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $90,703 and $92,641 for the nine months ended September 30, 2016 and 2015, respectively.

Progress Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progress Advocates. For the nine months ended September 30, 2016 and 2015, the Company reimbursed approximately $289,000 and $1,614,000 in incurred costs, respectively. There was no reimbursement made for the quarter ending September 30, 2016.

NOTE 15 – SUBSEQUENT EVENTS

Line of Credit – Related Parties (reference Note 8).

In a letter dated July 28, 2016, the Lenders presented a demand for immediate repayment of the outstanding balance or a securitization of same by the Company. This letter was a result of the suspension of all marketing and sales activities by the Company’s majority owned subsidiary, Progress Advocates LLC, for whom the funds drawn from the Line of Credit were expended. In an agreement dated October 18, 2016, the Company agreed to securitize the Lender’s Line of Credit through a Pledge of the Company’s 51 Class A units of the limited liability membership interests in Progress Advocates LLC.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business Growth Strategy Update

During the quarter ending September 30, 2016, significant progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

•

Student Loan Care LLC was launched in June 2016 and established itself as a financially viable company in the quarter ending September 30, 2016. This new joint venture is a partnership with Hutton Ventures LLC., a California based company with extensive experience in the federal student loan document preparation industry. The business model for Student Loan Care, specifically addresses the issues of high marketing costs and customer churn, two significant issues realized by the Company’s majority owned joint venture, Progress Advocates LLC. From its first month of operation in June 2016, Revenue grew every month from $104,818 in June, to $466,349 in September. Over the same period, operating income turned positive and grew every month from ($170,305) June to $122,678 in September. Gross margins were positive in every month of the quarter, growing sequentially to 26.3% of sales. These margins were over 10% higher than the best monthly margin achieved by Progress Advocates in 2015. These margin improvements are a direct result of Student Loan Care’s new marketing model that reduced the cost of customer acquisition by 40% as compared to the customer acquisition cost at Progress Advocates.

•

Progress Advocates continues to support its current customers as it evaluates other business options. As previously reported in both the Company's 2015 form 10-K and form 10-Q for the quarter ending March 31,2016, the Company suspended all marketing and sales activities during the first quarter of 2016. After continued discussions with our joint venture partner who was also the operator of Progress Advocates, the Company reached the conclusion that the changes necessary to reach profitability were not going to be made by our partner. By the beginning of 2016, it was evident that high marketing and sales costs, along with a higher than expected default of customer payments, resulted in a business cost structure that was unsupported by current revenues. Progress Advocates will continue to support its current customers and provide to them all contracted services. In September, Progress Advocates initiated discussions to explore the sale of its loan portfolio. Initial response has been positive. However, no offers have been made to indicate the relative market value of this asset.

•

Enhance the Debt Resolve Solution by integrating it with other services to become a total solution for the medical ARM market. Our majority owned joint venture, Payment Resolution Systems offers a service to Medical Practices and Hospitals looking to give patients with unpaid accounts one last chance to pay. The one last chance will be a negotiated settlement offering using Debt Resolve's patented double blind bidding technology. A pilot of this business was run in March and April of 2016 with a NYC Anesthesiology practice. The results were better than expected and a second pilot was run for an Atlanta GA Anesthesiology Group. This effort confirmed our initial results and demonstrated our ability to negotiate settlements for high and low account balances. A national sales effort has been initiated with significant interest by healthcare providers, however, the sales cycle has been longer than anticipated due to push back from the prospective client’s current ARM vendors.

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the consumer to consumer debt resolution and collection space. As resources were diverted to support the launch and development of Student loan Care LLC (see above). The development effort on Settl.it/Pro was postponed to the fourth quarter of 2016. A soft launch of this small business product is scheduled for January 2017. Pending market response, national availability is anticipated in March 2017.

23

•

Leverage our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. During the second quarter of 2016, , Student Loan Care LLC was formed with Hutton Ventures LLC to offer document preparation services for Federal student loan holders wanting to apply for various U.S. Department of Education Student loan payment modification programs. The principles of Hutton Ventures are experienced in the federal student loan document preparation industry and in the use of advanced communications techniques to increase productivity and profitability in a traditional people based business environment. To reward their successful participation in Student Loan Care, goals for Student Loan Care revenue growth and net profit attainment have been established. Hutton Venture partners will be granted warrants for Debt Resolve common stock upon the attainment of each of these goals.

For additional information on the Company’s product, visit these websites; 1. The Settl.it Family of Products website, www.settl.com, and 2. Payment Resolution Systems, www.paymentresolutionsustems.com. In addition, the Settl.it consumer to consumer product can be utilized at www.settl.it and our Student Loan Care federal student loan document preparation services can be obtained at www.studentloancare.com.

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Revenues totaled $1,336,870 and $2,242,686 for the three months ended September 30, 2016 and 2015, respectively. We earned revenue during the three months ended September 30, 2016 and 2015 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The decreased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $170,201 for the three month ending September 30, 2016 as compared to $2,213,059 for the same period last year. To offset this revenue loss, our majority owned subsidiary, Student Loan Care LLC started offering services in June, 2016 and had revenues of $1,154,074 in the three months ending September 30, 2016.

 Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $598,941 for the three months ended September 30, 2016, as compared to $640,334 for the three months ended September 30, 2015, a decrease of $41,393. Stock based compensation was $90,121 and $107,051 for the three months ended September 30, 2016 and 2015, respectively.

Selling and marketing expenses. Selling and marketing expenses decreased from $636,280 for the three months ended September 30, 2015 to $262,562 for the same period in 2016. The significant decrease is due to the reduced sales and marketing activities of Progress Advocates LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $483,783 for the three months ended September 30, 2016, as compared to $445,399 for the three months ended September 30, 2015, an increase of $38,384. During the three months ended September 30, 2016, the most significant expense increase was the addition of Student Loan Care, LLC in 2016, net with the reduction in Progressive Advocates LLC activity.

Gain on change in fair value of derivative liabilities. In 2016, we issued convertible promissory notes with certain embedded derivatives, as such, any issued convertible instruments issued subsequent require us to fair value the conversion feature as derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. For the three months ended September 30, 2016, we incurred a $122,901 loss on change in fair value of our derivative liabilities. On August 17, 2016, eliminated the embedded derivatives through note amendments.

During the three months September 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the three months ended September 30, 2015, we recorded a loss on change in fair value of these derivative liabilities of $1,238,479.

Interest (expense). We recorded interest expense of $296,582 for the three months ended September 30, 2016 compared to interest expense of $485,198 for the three months ended September 30, 2015. Interest expense decreased primarily from our reduced financing of accounts receivable with Progressive Advocates.

Amortization of deferred debt discount. Amortization expense of $69,545 and $24,089 was incurred for the three months ended September 30, 2016 and 2015, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2015 and 2016.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Revenues totaled $2,342,344 and $4,152,453 for the nine months ended September 30, 2016 and 2015, respectively. We earned revenue during the nine months ended September 30, 2016 and 2015 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The decreased revenue mainly resulted from our majority owned subsidiary, Progress Advocates LLC of $1,009,434 for the nine month ending September 30, 2016 as compared to $4,066,123 for the same period last year. As noted above, this reduction in revenue was a result of suspending the new sales operations of Progress Advocates in February, 2016. To offset this revenue loss, our majority owned subsidiary, Student Loan Care LLC started offering services in June, 2016 and had revenues of $1,258,892 in the nine months ending September 30, 2016.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $1,214,507 for the nine months ended September 30, 2016, as compared to $1,462,792 for the nine months ended September 30, 2015, a decrease of $248,285. Stock based compensation was $244,200 and $125,257 for the nine months ended September 30, 2016 and 2015, respectively. The decrease mainly resulted from our staffing reductions from our majority owned subsidiary, Progress Advocates LLC from $1,113,896 for the nine months ended September 30, 2015 as compared to $192,881 for the same period, current year, offset with an increase in Student Loan Care LLC of $594,984 in the current period.

Selling and marketing expenses. Selling and marketing expenses decreased from $1,562,880 for the nine months ended September 30, 2015 to $387,062 for the same period in 2016. The significant decrease is due to the reduced sales and marketing activities of Progress Advocates LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $1,683,916 for the nine months ended September 30, 2016, as compared to $945,161 for the nine months ended September 30, 2015, an increase of $738,755. Of the increase, $243,531 was incurred from our subsidiary, Student Loan Care, LLC, in the current year, as compared to $-0- for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the most significant expense incurred by Progress Advocates was an increased provision for Accounts Receivables bad debt reserves of $432,506.

Gain on change in fair value of derivative liabilities. In 2016, we issued convertible promissory notes with certain embedded derivatives, as such, any issued convertible instruments issued subsequent require us to fair value the conversion feature as derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. For the nine months ended September 30, 2016, we incurred a $30,317 gain on change in fair value of our derivative liabilities. On August 17, 2016, eliminated the embedded derivatives through note amendments.

During the nine months September 30, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the nine months ended September 30, 2015, we recorded a loss on change in fair value of these derivative liabilities of $897,648.

Interest (expense). We recorded interest expense of $745,531 for the nine months ended September 30, 2016 compared to interest expense of $1,133,999 for the nine months ended September 30, 2015. Interest expense decreased primarily due to our factoring arrangement we have with our majority owned subsidiary, Progress Advocates. In the current period, we incurred $124,515 as compared to $774,848 in 2015.

Amortization of deferred debt discount. Amortization expense of $152,555 and $66,065 was incurred for the nine months ended September 30, 2016 and 2015, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in 2015 and 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $11,267,418 and cash and cash equivalents totaling $135,050. We reported a net loss of $1,587,953 for the nine months ended September 30, 2016. Net cash used in operating activities was $587,186 for the nine months ended September 30, 2016. Cash flow provided by in financing activities was $691,756 for the nine months ended September 30, 2016. As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,313,663 and cash and cash equivalents totaling $30,480.

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

As of September 30, 2016 and December 31, 2015, the Company's accounts receivable was $4,444,177 and $3,463,161, net of allowance for doubtful accounts of $1,086,473 and $600,000, respectively.

The Company's majority owned subsidiaries, Progress Advocates LLC and Student Loan Care LLC entered into a factoring agreements which had certain provisions that factor advances were based on either a non-recourse and recourse basis. During the first quarter of 2016, the Company agreed to modify the terms of the existing factoring agreement whereby the outstanding advances which were originally based upon a non-recourse basis will be reclassified to a full recourse advances. Accordingly, the Company reclassified the outstanding advances of $1,128,701 to a full recourse liability to the factor, increased the carrying value of accounts receivable by $1,128,701, net of an allowance for doubtful accounts of $212,388.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

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

Management believes that its unaudited condensed consolidated financial statements for the three months ended September 30, 2016 and 2015 are fairly presented, in all material respects, its financial condition and results of operations. During the three months ended September 30, 2016, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2010, the investor was paid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2016. As of September 30, 2016, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at September 30, 2016. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2015 and 2016, the Company extended for 18 months $837,000 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at September 30, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt and in 2016 extended $75,000 till May/June 2018.

During the year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $260,000 ($15,000 related party) on three-year Series C Convertible Notes with an interest rate of 14%. The interest accrues and is payable at maturity. The conversion price was set at $0.15 per share. The notes carry a first lien security interest with the Series A and B notes above in all of the assets of the Company. In 2014 and 2015, the Company extended for 18 months $155,000 of the outstanding debt and in 2016 extended $90,000 till May 2018.

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of September 30, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt and in 2016 extended $5,000 till July 2018.

During the year ended December 31, 2014, the Company issued an aggregate of $1,050,000 of 2014 Bridge Convertible Notes with an interest rate of 10% due two years from the date of issuance of which $1050,000 remains as of September 30, 2016. The interest accrues and is payable at maturity. The conversion price is set at $0.05 per share. In 2016, the Company extended $600,000 of the outstanding debt till May-August 2018. As of September 30, 2016, $150,000 of the notes have matured and are in default at this time.

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

________

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

DEBT RESOLVE, INC.

Dated: November 18, 2016	By:	/s/ Bruce E. Bellmare
Bruce E. Bellmare
Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

