Form 10-K/A
period 2015-12-31
DEBT RESOLVE INC
filed 2016-12-02
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report of Debt Resolve, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on April 14, 2016 (the “Original Filing”). This Amendment is being filed for the purpose of restating the Company’s balance sheet to correct an accounting error in the classification of accounts receivable, as described in Note 17 to the financial statements. We have not updated the information contained herein for events occurring subsequent to April 14, 2016, the filing date of the Original Filing.

The following Items have been amended as a result of this restatement:

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part IV, Item 15, Exhibits and Financial Statement Schedules

During the preparation of its financial statements for the quarter ended September 30, 2016, the Company identified errors in the presentation of its accounts receivable reported as of December 31, 2015. Based on the Company’s reassessment of relevant accounting guidelines, it has corrected the error and characterized a portion of accounts receivable as a long term asset, rather than a current asset. The effect of these adjustments is a reclassification of $2,508,573 of reported accounts receivable as a long term asset. There was no change to any other asset or liability accounts. There was no effect on the Statements of Stockholders’ Deficiency, Operations or Cash Flows.

The following tables show the principal financial statement line items originally reported and restatement adjustments as of December 31, 2015:

	As Reported	Adjustments	As Restated

Accounts receivable, current	$3,463,161	$(2,508,573)	$954,588

Accounts receivable, long term	-	2,508,573	2,508,573

The above accounts receivable is reported, net of an allowance for doubtful accounts of $600,000.

In connection with the  restatement, the unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 and the related disclosures will be restated on Forms 10-Q/A for those respective periods.

1

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we incurred a net loss attributable to Debt Resolve, Inc. of $778,427 and $809,112 for the years ended December 31, 2015 and 2014, respectively. Additionally, we have negative working capital (total current liabilities exceeded total current assets) of $10,313,663 as of December 31, 2015. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

DEBT RESOLVE, INC.

Dated: December 2, 2016	By:	/s/ Bruce E. Bellmare
Bruce E. Bellmare
Chief Executive Officer and Principal Accounting Officer
(Principal executive officer and Principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce E. Bellmare	Chief Executive Officer and Principal Accounting Officer	December 2, 2016
Bruce E. Bellmare	(Principal executive officer and Principal accounting officer)

/s/ James G. Brakke	Director	December 2, 2016
James G. Brakke

/s/ William M. Mooney, Jr.	Chairman of the Board	December 2, 2016
William M. Mooney, Jr.

/s/ Gary T. Martin	Director	December 2, 2016
Gary T. Martin

/s/ Raymond A. Conta	Director	December 2, 2016
Raymond A. Conta

/s/ Sean Q. Lucero	Director	December 2, 2016
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

As discussed in Note 17, the 2015 financial statements have been restated to correct an error.

/s/ Liggett & Webb, P.A.

New York, New York

April 14, 2016, except for 2015 Restatement described in Note 17 and the effects thereof, as to which the date is December 2, 2016.

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

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

April 15, 2015

DEBT RESOLVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
	(RESTATED)
ASSETS
Current assets:
Cash	$30,480	$55,605
Accounts receivable, net	954,588	28,732
Prepaid expenses	36,893	32,743
Total current assets	1,021,961	117,080

Long term assets:
Accounts receivable, net	2,508,573	-

Total assets	$3,530,534	$117,080

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,480,580	$3,388,245
Due to shareholders	242,741	458,796
Deferred revenue	1,260,137	25,343
Due to factor	2,442,935	-
Notes payable, current portion	536,132	427,867
Notes payable-related party, net of unamortized discount of $6,105 and $-0- as of December 31, 2015 and 2014, respectively	789,616	298,221
Convertible Short-term notes, net of deferred debt discount of $23,410 and $-0- as of December 31, 2015 and 2014, respectively	2,034,590	228,500
Lines of credit, related parties	548,893	151,000
Derivative liabilities	-	336,582
Total current liabilities	11,335,624	5,314,554

Long term debt:
Notes payable, related party, net of unamortized debt discount of $3,450 and $25,011 as of December 31, 2015 and 2014, respectively	136,550	404,989
Convertible long-term notes, net of deferred debt discount of $73,244 and $79,919 as of December 31, 2015 and 2014, respectively	251,756	1,749,581
Total liabilities	11,723,930	7,469,124

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- and 595,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	595
Common stock, $0.001 par value, 500,000,000 and 200,000,000 shares authorized; 104,612,082 and 98,187,082 shares issued and outstanding as of December 31, 2015 and 2014, respectively	104,612	98,187
Additional paid in capital	66,916,656	66,620,813
Accumulated deficit	(74,807,693)	(74,029,266)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(7,786,425)	(7,309,671)
Non-controlling interest	(406,971)	(42,373)
Total stockholders' deficiency	(8,193,396)	(7,352,044)

Total liabilities and stockholders' deficiency	$3,530,534	$117,080

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $778,427 and $809,112 for the years ended December 31, 2015 and 2014 respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $10,313,663 as of December 31, 2015 and is in default on certain debt obligations (see Note 6). These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 17 – RESTATEMENT OF DECEMBER 31, 2015 BALANCE SHEET

The accompanying consolidated balance sheet as of December 31, 2015 has been restated for the purpose of correcting an error in classification of accounts receivable, trade between long-term and short-term assets.

Accordingly, the Company restated the consolidated balance sheet as of December 31, 2015 by disclosing this error in this Form 10-K/A.

The changes in the reported amounts are summarized in the following reconciliation of the Company’s restated consolidated balance sheet as of December 31, 2015:

DEBT RESOLVE, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2015

	(As restated)	(As reported)

ASSETS
Current assets:
Cash	$30,480	$30,480
Accounts receivable, net	954,588	3,463,161
Prepaid expenses	36,893	36,893
Total current assets	1,021,961	3,530,534

Long term assets:
Accounts receivable, net	2,508,573	-

Total assets	$3,530,534	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY (unchanged)	$3,530,534	$3,530,534

NOTE 18 – SUBSEQUENT EVENTS

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

