Form 10-Q/A
period 2016-03-31
DEBT RESOLVE INC
filed 2016-12-12
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Debt Resolve, Inc. (the “Company”) on Form 10-Q for the three months ended March 31, 2016, as filed with the Securities and Exchange Commission on May 23, 2016 (the “Original Filing”). This Amendment is being filed for the purpose of restating the Company’s balance sheet to correct an accounting error in the classification of accounts receivable, as described in Note 15 to the financial statements. We have not updated the information contained herein for events occurring subsequent to May 23, 2016, the filing date of the Original Filing.

The following Items have been amended as a result of this restatement:

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 6, Exhibits and Financial Statement Schedules

During the preparation of its financial statements for the quarter ended September 30, 2016, the Company identified errors in the presentation of its accounts receivable reported as of March 31, 2016. Based on the Company’s reassessment of relevant accounting guidelines, it has corrected the error and characterized a portion of accounts receivable as a long term asset, rather than a current asset. The effect of these adjustments is a reclassification of $2,999,966 of reported accounts receivable as a long term asset. There was no change to any other asset or liability accounts. There was no effect on the Statements of Stockholders’ Deficiency, Operations or Cash Flows.

The following tables show the principal financial statement line items originally reported and restatement adjustments as of March 31, 2016:

	As Reported	Adjustments	As Restated

Accounts receivable, current	$4,138,956	$(2,999,966)	$1,138,990

Accounts receivable, long term	-	2,999,966	2,999,966

The above accounts receivable is reported, net of an allowance for doubtful accounts of $1,028,474.

In connection with the restatement, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and the related disclosures will be restated on Form 10-Q/A for those respective periods.

2

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited) (restated)
ASSETS
Current assets:
Cash	$14,249	$30,480
Accounts receivable, net	1,138,990	954,588
Prepaid expenses	36,848	36,893
Total current assets	1,190,087	1,021,961
Long term assets:
Accounts receivable, net	2,999,966	2,508,573
Total assets	$4,190,053	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,699,209	$3,480,580
Due to shareholders	275,306	242,741
Deferred revenue	1,148,361	1,260,137
Due to factor	3,462,532	2,442,935
Notes payable, current portion	643,545	536,132
Notes payable-related party, net of unamortized discount of $5,249 and $6,105 as of March 31, 2016 and December 31, 2015, respectively	860,472	789,616
Convertible Short-term notes, net of deferred debt discount of $28,042 and $23,410 as of March 31, 2016 and December 31, 2015, respectively	2,284,958	2,034,590
Lines of credit, related parties	532,336	548,893
Derivative liabilities	21,021	-
Total current liabilities	12,927,740	11,335,624

Long term debt:
Notes payable, related party, net of unamortized debt discount of $-0- and $3,450 as of March 31, 2016 and December 31, 2015, respectively	70,000	136,550
Notes payable	35,696	-
Convertible long-term notes, net of deferred debt discount of $66,586 and $73,244 as of March 31, 2016 and December 31, 2015, respectively	105,414	251,756
Total liabilities	13,138,850	11,723,930

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 104,612,082 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	104,612	104,612
Additional paid in capital	66,970,501	66,916,656
Accumulated deficit	(75,431,410)	(74,807,693)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,356,297)	(7,786,425)
Non-controlling interest	(592,500)	(406,971)
Total stockholders' deficiency	(8,948,797)	(8,193,396)

Total liabilities and stockholders' deficiency	$4,190,053	$3,530,534

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $623,717 for the three months ended March 31, 2016. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $11,737,653 as of March 31, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$699,297	$740,881
Accrued interest	2,032,782	1,912,436
Payroll and related accruals, net of advance to employees	967,130	827,263
Total	$3,699,209	$3,480,580

NOTE 6 – NOTES PAYABLE

As of March 31, 2016 and December 31, 2015, short term notes are as follows:

	March 31, 2016	December 31, 2015
Note payable, dated June 1, 2015	41,667	45,765
Note payable, dated July 2, 2015	12,500	12,500
Note payable, dated August 28, 2015	32,967	50,000
Note payable, dated December 17, 2015	50,000	50,000
Note payable, dated January 13, 2016	50,000	-
Note payable, dated February 16, 2016	25,000	-
Equitable promissory note, dated March 1, 2016	89,240	-
Investor notes payable, 12% per annum	377,867	377,867
Total	679,241	536,132
Less current portion	643,545	536,132
Long term portion	$35,696	$-0-

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 15 –  RESTATEMENT

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2016 has been restated for the purpose of correcting an error in classification of accounts receivable, trade between long-term and short-term assets.

Accordingly, the Company restated the unaudited condensed consolidated balance sheet as of March 31, 2016 by disclosing this error in this Form 10-Q/A.

The changes in the reported amounts are summarized in the following reconciliation of the Company’s restated unaudited condensed consolidated balance sheet as of March 31, 2016:

	(As restated)	(As reported)

ASSETS
Current assets:
Cash	$14,249	$14,249
Accounts receivable, net	1,138,990	4,138,956
Prepaid expenses	36,848	36,848
Total current assets	1,190,087	4,190,053

Long term assets:
Accounts receivable, net	2,999,966	-

Total assets	$4,190,053	$4,190,053

LIABILITIES AND STOCKHOLDERS' DEFICIENCY (unchanged)	$4,190,053	$4,190,053

NOTE 16 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $11,737,653 and cash and cash equivalents totaling $14,249. We reported a net loss of $809,246 for the three months ended March 31, 2016. Net cash used in operating activities was $138,244 for the three months ended March 31, 2016. Cash flow provided by financing activities was $122,013 for the three months ended March 31, 2016. As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10, 313,663 and cash and cash equivalents totaling $30,480.

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

DEBT RESOLVE, INC.

Dated: December 12, 2016	By:	/s/ Bruce E. Bellmare
Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

