Form 10-Q/A
period 2016-06-30
DEBT RESOLVE INC
filed 2016-12-12
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Debt Resolve, Inc. (the “Company”) on Form 10-Q for the three and six months ended June 30, 2016, as filed with the Securities and Exchange Commission on August 22, 2016 (the “Original Filing”). This Amendment is being filed for the purpose of restating the Company’s balance sheet to correct an accounting error in the classification of accounts receivable, as described in Note 15 to the financial statements. We have not updated the information contained herein for events occurring subsequent to August 22, 2016, the filing date of the Original Filing.

The following Items have been amended as a result of this restatement:

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 6, Exhibits and Financial Statement Schedules

During the preparation of its financial statements for the quarter ended September 30, 2016, the Company identified errors in the presentation of its accounts receivable reported as of June 30, 2016. Based on the Company’s reassessment of relevant accounting guidelines, it has corrected the error and characterized a portion of accounts receivable as a long term asset, rather than a current asset. The effect of these adjustments is a reclassification of $2,465,397 of reported accounts receivable as a long term asset. There was no change to any other asset or liability accounts. There was no effect on the Statements of Stockholders’ Deficiency, Operations or Cash Flows.

The following tables show the principal financial statement line items originally reported and restatement adjustments as of June 30, 2016:

	As Reported	Adjustments	As Restated

Accounts receivable, current	$3,704,986	$(2,465,397)	$1,239,589

Accounts receivable, long term	-	2,465,397	2,465,397

The above accounts receivable is reported, net of an allowance for doubtful accounts of $1,042,633.

2

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited) (restated)
ASSETS
Current assets:
Cash	$59,250	$30,480
Accounts receivable, net	1,239,589	954,588
Prepaid expenses	15,981	36,893
Total current assets	1,314,820	1,021,961

Long term assets:
Accounts receivable, net	2,465,397	2,508,573

Total assets	$3,780,217	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$3,796,095	$3,480,580
Due to shareholders	301,366	242,741
Deferred revenue	1,038,984	1,260,137
Due to factor	3,090,613	2,442,935
Notes payable, current portion	590,855	536,132
Notes payable-related party, net of unamortized discount of $3,460 and $6,105 as of June 30, 2016 and December 31, 2015, respectively	707,261	789,616
Convertible Short-term notes, net of deferred debt discount of $53,944 and $23,410 as of June 30, 2016 and December 31, 2015, respectively	1,804,556	2,034,590
Lines of credit, related parties	517,678	548,893
Derivative liability	164,782	-
Total current liabilities	12,012,190	11,335,624

Long term debt:
Notes payable, related party, net of unamortized debt discount of $70,274 and $3,450 as of June 30, 2016 and December 31, 2015, respectively	299,726	136,550
Notes payable	75,000	-
Convertible long-term notes, net of deferred debt discount of $230,142 and $73,244 as of June 30, 2016 and December 31, 2015, respectively	641,358	251,756
Total liabilities	13,028,274	11,723,930

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 104,612,082 shares issued and outstanding as of June 30, 2016 and December 31, 2015	104,612	104,612
Additional paid in capital	67,118,700	66,916,656
Accumulated deficit	(75,837,041)	(74,807,693)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,613,729)	(7,786,425)
Non-controlling interest	(634,328)	(406,971)
Total stockholders' deficiency	(9,248,057)	(8,193,396)

Total liabilities and stockholders' deficiency	$3,780,217	$3,530,534

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

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $1,029,348 for the six months ended June 30, 2016. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $10,697,370 as of June 30, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's majority owned subsidiary, Student Loan Care LLC, entered into a similar recourse factoring agreement during the second quarter of 2016.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$684,136	$740,881
Accrued interest	2,160,704	1,912,436
Payroll and related accruals, net of advance to employees	951,255	827,263
Total	$3,796,095	$3,480,580

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 15 –  RESTATEMENT

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2016 has been restated for the purpose of correcting an error in classification of accounts receivable, trade between long-term and short-term assets.

Accordingly, the Company restated the unaudited condensed consolidated balance sheet as of June 30, 2016 by disclosing this error in this Form 10-Q/A.

The changes in the reported amounts are summarized in the following reconciliation of the Company’s restated unaudited condensed consolidated balance sheet as of June 30, 2016:

	(As restated)	(As reported)

ASSETS
Current assets:
Cash	$59,250	$59,250
Accounts receivable, net	1,239,589	3,704,986
Prepaid expenses	15,981	15,981
Total current assets	1,314,820	3,780,217

Long term assets:
Accounts receivable, net	2,465,397	-

Total assets	$3,780,217	$3,780,217

LIABILITIES AND STOCKHOLDERS' DEFICIENCY (unchanged)	$3,780,217	$3,780,217

NOTE 16 – SUBSEQUENT EVENTS

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

25

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

Liquidity and Capital Resources

As of June 30, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,697,370 and cash and cash equivalents totaling $59,250. We reported a net loss of $1,029,348 for the six months ended June 30, 2016. Net cash used in operating activities was $46,101 for the six months ended June 30, 2016. Cash flow provided by financing activities was $74,871 for the six months ended June 30, 2016. As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,313,663 and cash and cash equivalents totaling $30,480.

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

