Form 10-K
period 2016-12-31
DEBT RESOLVE INC
filed 2017-04-17
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

On June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $724,627. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 17, 2017, 121,264,809 shares of the registrant’s Common Stock were outstanding.

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

Overview

Debt Resolve, Inc. is a Delaware corporation formed in April 1997. Our traditional business has been providing software solutions to consumer lenders or those collecting on consumer loans using a Software-as-a-Service (SaaS) model. These solutions facilitate web-based payments or the resolution of delinquent or defaulted consumer debt. We have marketed our services primarily to consumer banks, collection agencies, and the buyers of defaulted debt in the United States. Other opportunities exist for marketing our software to hospitals and large physician groups. In addition, client results show that our solution is attractive for the collection of low balance debt, such as that held by utility companies and online service providers, where the cost of traditionally labor intensive collection efforts may exceed the value collected. We are pursuing these markets as well as our traditional markets.

In December 2014, the Company, jointly with LSH, LLC, organized Progress Advocates LLC, a Delaware limited liability company for the purpose to provide services in the Federal Student Loan document preparation industry with ownership interests of 51% and 49% for the Company and LSH, LLC, respectively. This joint venture was operated under service agreements with LSH companies. In February, 2016, sales and marketing operations were suspended due to unmanaged marketing costs and customer retention issues that resulted in current and forecasted future net losses. This joint venture provided 12 months of operating experience in this growing industry as well as positive feedback as the first company in our joint venture strategy, described below.

In February 2016, the Company, jointly with Patient Online Services, LLC, organized Payment Resolution Systems LLC, a Delaware limited liability company for the purpose of assisting Medical Groups and Hospitals in the online negotiation and settlement of delinquent accounts, with ownership interests of 51% and 49% for the Company and Patient Online Services, LLC, respectively.

In May 2016, the Company, jointly with Hutton Ventures LLC, organized Student Loan Care LLC, a Delaware limited liability company for the purpose of providing document preparation services for holders of Federal Direct Student Loans, with ownership interests of 51% and 49% for the Company and Hutton Ventures LLC, respectively. The business model for this joint venture addresses the issues noted above that caused the suspension of sales at Progress Advocates LLC.

The Company operates Payment Resolution Systems within Debt Resolve, Inc., whereas Progress Advocates LLC and Student Loan Care LLC operate as independent subsidiaries.

Business Growth Strategy Update

During the year ending December 31, 2016, significant progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

•

Student Loan Care LLC was launched in June 2016 and established itself as a financially viable company in the year ending December 31, 2016. This new joint venture is a partnership with Hutton Ventures LLC., a California based company with extensive experience in the federal student loan document preparation industry. The business model for Student Loan Care, specifically addresses the issues of high marketing costs and customer churn, both of which were significant negative impacts on the Company’s majority owned joint venture, Progress Advocates LLC. From its first month of operation in June 2016, Revenue grew every month from $104,818 in June, to $1,927,702 in the quarter ending December 31, 2016. Over the same period, operating income turned positive and grew every month from ($170,305) June to $464,906 in the quarter ending December 31, 2016. Gross margins were positive for the last six months, growing sequentially to 26% of sales. These margins were over 10% higher than the best monthly margin achieved by Progress Advocates in 2015. These margin improvements are a direct result of Student Loan Care’s new marketing model that reduced the cost of customer acquisition by 40% as compared to the customer acquisition cost at Progress Advocates.

To enhance the sales efforts, in November 2016, Student Loan Care contracted with a non-related party to act as a sales affiliate. In this role, the affiliate will provide an external sales team to function as Student Loan Care salespeople. Each will be remotely integrated into the Student Loan Care sales infrastructure and will generate Student Loan Care sales for which the affiliate will be paid a sales commission. Early tests during the fourth quarter indicate this sales model can generate sales with only a modest 10% increase in customer acquisition cost. As the affiliate’s sales team becomes more familiar with the Student Loan Care sales process, it is anticipated that sales productivity will be the same as Student Loan Care’s internal sales team.

•

Progress Advocates continues to support its current customers as it evaluates other business options. As previously reported in both the Company's 2015 Form 10-K and Form 10-Q for the quarter ending March 31, 2016, the Company suspended all marketing and sales activities during February of 2016. After continued discussions with our joint venture partner who was also the operator of Progress Advocates, the Company reached the conclusion that the changes necessary to reach profitability were not going to be made by our partner. By the beginning of 2016, it was evident that high marketing and sales costs, along with a higher than expected default of customer payments, resulted in a business cost structure that was unsupportable by current revenues. Progress Advocates will continue to support its current customers and provide to them all contracted services. In September, Progress Advocates initiated discussions to explore the sale of its loan portfolio. Initial response has been positive. However, no offers have been made to indicate the relative market value of this asset.

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

4

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the small business to consumer debt negotiation and collection space. As resources were diverted to support the launch and development of Student loan Care LLC (see above), the development effort on Settl.it/Pro was postponed to the first quarter of 2017. A soft launch of this small business product is scheduled for April 2017. Pending market response, national availability is anticipated in May 2017.

•

Leverage our public equity financial structure by purchasing equity interests in private companies that will benefit from the experience and skills of our management and consultants as well as from holding our publicly traded equity. During the second quarter of 2016, , Student Loan Care LLC was formed with Hutton Ventures LLC to offer document preparation services for Federal student loan holders wanting to apply for various U.S. Department of Education Student loan payment consolidation and modification programs. The principles of Hutton Ventures are experienced in the federal student loan document preparation industry and in the use of advanced communications techniques to increase productivity and profitability in a traditional people based business environment. To reward their successful participation in Student Loan Care LLC, goals for Student Loan Care revenue growth and net profit attainment have been established. Hutton Venture partners will be granted warrants for Debt Resolve common stock upon the attainment of each of these goals.

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

Our principal executive offices are located at 1133 Westchester Ave., Suite S-223, White Plains, New York 10604, and our telephone number is (914) 949-5500. As of December 31, 2016, we had a core Debt Resolve software business and two operating subsidiaries, Progress Advocates LLC and Student Loan Care LLC. Our website is located at http://www.debtresolve.com. Information contained in our website is not part of this report.

Our Strengths

While our products often offer unique and exclusive features that are beneficial to our customers, our strength is understanding the markets that we serve. In the Federal Student Loan document preparation space, we saw a need to overcome the perceived complexity of the DOE programs, educate the consumer on the important features of each program, and eliminate the high upfront cost associated with the use of a third party preparer. Our financing option allows prospective customers to benefit from our services at a low monthly cost. An additional result of the financing option is the positive impact that making payments has on the credit score of these low credit score customers. We also saw the need to match our receipt of payment to when the work is done for the customer. Our initial billing is designed to coincide with the customer’s successful consolidation notification. In addition, our customer care representatives are available to provide guidance and assistance to keep the clients successfully in these valuable federal programs.

In the traditional Debt Resolve service space, the advantage is not having just a standalone debt collection product, but in having an integrated solution where the consumer decides which channel to be serviced through, which medium to be communicated through, and how to balance their financial resources with their financial obligations. During 2016, our offerings have changed to embrace these tenets. As described earlier, new offerings will further this evolution of the traditional Debt Resolve service with offerings for the large enterprise customer, small and medium businesses, and the consumer.

Lastly, we recognized the opportunity that we, as a publicly held company, could offer to small successful businesses that populate much of our industries. Partnering with Debt Resolve offers these companies the equity benefits of a publicly held company and an exit strategy that will be on their terms rather than those of an unknown buyer. Working together, their business will grow faster, utilizing the financial and senior management skills available from Debt Resolve. The attractiveness of these potential benefits were validated in 2015 by the companies that are currently partnering with us or in partnership discussions with us.

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

•

Healthcare industry has been hit by rising costs, increased patient deductibles, and a significant increase in high deductible plans available on the government health insurance exchanges. These factors have caused patient out-of-pocket costs to double in the last 5 years. This combined with a reduction in available consumer credit have created a huge burden for Healthcare providers, including increased delinquency resulting in slower payments and increased patient account defaults.

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

Also, as we move into the healthcare space, our healthcare clients have required us to include in their contracts with us that we meet the data protection provisions of the Health Insurance Portability and Accountability Act. This law is designed to ensure that patient care data is not personally identifiable in the event of a breach of our solutions. Again, this type of information is very susceptible to misuse in the commission of identity theft. We believe we have adequate policies and procedures in place to protect this information.

Our joint-venture, Student Loan Care LLC, operates within the sphere of influence of the U.S. Department of Education and could be impacted by any ensuing regulatory change. In addition, the laws under which DOE issues student loans and subsequent loan modification and forgiveness could be subject to new laws or Presidential orders.

Employees

As of April 17, 2016, we had two full-time employees and one independent contractor. Our employees and contractor are based at our corporate headquarters in White Plains, New York. Our majority owned joint venture, Student Loan Care LLC employs 41 full time employees in Santa Ana, CA. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees and contractor are good.

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

For the years ended December 31, 2016 and 2015, we had inadequate revenues and incurred net loss attributable to Debt Resolve, Inc. of $1,778,178 and $778,427, respectively. Cash used in operating activities for operations was $3,775,802 and $1,060,362 for the years ended December 31, 2016 and 2015, respectively.

However, on a cash flow basis, operating results for the fourth quarter of 2016 and first two months of 2017 have been cash flow positive. Further, our ability to run our business has been greatly enhanced by the Student loan Care operating results. In addition, as can be seen from our Consolidated Statement of Cash Flows (F-7), in the year ending December 31, 2016, we had a net increase in cash/cash equivalents of $562,621. And we reduced our reliance on debt funding in the year ending December 31, 2016 to $635,781 as compared to $1,010,393 in the year ending December 31, 2015. Based upon projected operating expenses, while we understand our working capital as of April 17, 2017 may not be sufficient to fund our plan of operations for the next 12 months, we believe that our current operations will be able to generate enough cash to meet our operating needs.

If this were to change, any continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that we will prove successful. We have raised capital for our day-to-day operations since our inception in January 2003; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised, there is also a significant risk of bankruptcy. There can be no assurance that any plan to raise additional funding will be successful. The financial statements contained in this filing do not include any adjustments that might result from the outcome of this uncertainty.

We may rely heavily on the financial success of Student Loan Care LLC.

Going forward, we expect a large part of our revenue to come from our new subsidiary, Student loan Care LLC. While we have over two years of experience in the federal student loan document preparation sector, our business partners have 5 years of experience in this sector. We are relying heavily on their expertise, systems and guidance to manage this new business. However, there is substantial risk to this endeavor even though adequate revenue has been established for it to be profitable. the full recourse loan portfolio created by the financing payment option has no historical experience to indicate what the future default rate may be. A high level of client defaults may not be adequately covered by the loan portfolio reserve account and the current provision for bad debt.

As discussed earlier in “Our Business Growth Strategy” section, additional joint venture businesses will be created to mitigate the financial impact on the Company from these potential issues.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we incurred a net loss attributable to Debt Resolve, Inc. of $1,778,178 and $778,427 for the years ended December 31, 2016 and 2015, respectively. Additionally, we have negative working capital (total current liabilities exceeded total current assets) of $10,955,052 as of December 31, 2016. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

On May 2, 2014, our board of directors designated 5,000,000 shares of preferred stock as Series A Convertible Stock ("Series A") with a $0.001 par value. The Series A preferred stock ranks senior to common stock and all other preferred stock, and equal or junior to any preferred stock that may be issued in regard to liquidation; is not entitled to dividends and is convertible, at the holders' option, at 10 shares of common stock for each share of Series A preferred stock. On July 2, 2015, we issued 47,500 shares of Series A preferred stock for services rendered. In 2016, all previously issued Series A was converted to common stock. In 2014, we issued an aggregate of 414,500 warrants to purchase Series A preferred stock for services rendered and a debt obligation, with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance. In 2015, we issued an aggregate of 705,000 warrants to purchase Series A preferred stock for services rendered , with exercise prices ranging from $0.50 to $1.50 per share, expiring three years from the date of issuance. In 2016, we issued an aggregate of warrants to purchase 40,000 shares of Series A preferred stock for services rendered, with exercise price of $1.50 per share, expiring three years from the date of issuance.

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

Changes in Federal laws and regulations may limit Student Loan Care LLC’s ability to offer document preparation services for the modification and consolidation of U.S. student loans. We cannot predict if the current government programs allowing these modifications will continue to be offered by the U.S. Department of Education in similar form or substance to the current offering upon which Student Loan Care offers its services.

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

When economic conditions deteriorated, more borrowers became delinquent on their consumer debt. However, while volumes of debt to settle have risen, borrowers have less ability in a downturn to make payment arrangements to pay their delinquent or defaulted debt. As a result, our Debt Resolve service revenues may decline, or it may be more costly to generate the same revenue levels, resulting in reduced earnings. In addition, a poor economy would put pressure on our Student Loan Care and Progress Advocates clients to maintain monthly financing payments. Thus, potentially increasing Accounts Receivable bad debt expense.

Risks Related to our Common Stock

The daily trading volume of our stock varies widely.

The daily volume in our stock varies widely and is often limited. At this time, it is not possible to liquidate a significant position in a relatively short time period. In addition, because we are not traded on a national exchange, there may be additional restrictions on the purchase or sale of our common stock.

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

All of our assets are subject to liens as security for indebtedness under our series D convertible notes.

All of our assets now owned or hereafter acquired, and all proceeds therefrom, including accounts receivable and technology, are subject to liens in favor of certain investors who purchased our series D convertible notes (see Note 9 to our Notes to Financial Statements). If we were unable to service the obligations, the lien holders could foreclose on the assets that serve as collateral. As a result, following an event of default under these obligations and enforcement against the collateral, the lien holders will be entitled to be repaid in full from the proceeds of all the pledged assets owned by us now or hereafter acquired securing the obligations owed to them before any payment is made to the holders of our common stock from the proceeds of that collateral. Additionally, the holders of the liens will receive all proceeds from any realization on the collateral or from the collateral or proceeds thereof in any insolvency proceeding, until the obligations secured by the liens are paid in full.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

We currently occupy office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party at a monthly rate of $3,500.

ITEM 3. Legal Proceedings

Lawsuits from Noteholders

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. A stipulation with respect to damages was entered by the Court on August 29, 2016 providing that the total outstanding principal and interest due the noteholder as of July 31, 2016 is $322,152. The noteholder is seeking an award of his attorneys' fees from the Court. No decision has been rendered by the Court with respect to noteholder's attorneys' fee claim.

Lawsuits from vendors

There are currently no lawsuits from vendors.

New York State Attorney General Subpoena

In December 2015, the Company and Progress Advocates, its majority owned subsidiary, received a subpoena requesting documents regarding the operations of Progress Advocates. It is our understanding that this request was one of several requests sent to companies operating in the Federal Student Loan document preparation space in New York State. We have provided the requested information that was available, both from Progress Advocates and its vendors. Additional information has been provided subsequent to the Company's initial response. We are confident that our compliance with payments aligned to the consumer's receipt of benefit and our vendor's responsible marketing has been accurately demonstrated in the information provided.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTC marketplace under the symbol DRSV.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the OTC Pink marketplace from January 1, 2015 to present:

	Year ended December 31,
	2016		2015
Quarter	High	Low	High	Low
First	$0.0295	$0.009	$0.01	$0.005
Second	$0.03	$0.01	$0.01	$0.004
Third	$0.069	$0.01	$0.06	$0.004
Fourth	$0.0239	$0.008	$0.06	$0.008

As of April 17, 2017, there were approximately 2,000 record holders of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in "nominee" or "street" name.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2016.

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

Overview

The year 2016 was a tale of two half years. As previously mentioned, in February of 2016, we suspended sales and marketing by our majority owned subsidiary Progress Advocates LLC. Given the market opportunity in the Federal Student loan document preparation, we realized the business model being followed by our minority partner (and Progress Advocates operator) was flawed and unprofitable. Consequently, we found a new partner who shared our vision for developing a high growth and profitable company in this space. This new majority owned company, Student loan Care LLC, started operations on June 1, 2016. The suspension of sales at Progress Advocates in February and the opening of Student Loan Care in June, significantly reduced the Company’s revenue in the months of March through May (see revenue chart below).

In addition, the benefit of changing the business model with lower customer acquisition costs and streamlined document preparation processing costs has already been demonstrated in our first seven months of operations (see operating income chart below). Our majority owned subsidiary, Student Loan Care LLC, posted an operating income in the last five months of 2016.

Further, our ability to run our business has been greatly enhanced by the Student loan Care operating results. As can be seen from our Consolidated Statement of Cash Flows (F-7), in the year ending December 31, 2016, we had a net increase in cash/cash equivalents of $562,621. And we reduced our reliance on debt funding in the year ending December 31, 2016 to $635,781 as compared to $1,010,393 in the year ending December 31, 2015.

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

Revenues

Revenues totaled $4,434,770 and $5,713,905 for the years ended December 31, 2016 and 2015, respectively. We earned revenue during the year ended December 31, 2016 and 2015 primarily providing student loan document preparation services and in our core business as a percent of debt clients’ collected, on a fee per settlement and on a flat monthly fee basis. The decreased revenue mainly resulted from the February 2016 suspension of sales at our majority owned subsidiary, Progress Advocates LLC. This resulted in revenue from Progress Advocates of $1,169,847 for the year ended December 31, 2016 as compared to $5,593,182 for the same period last year. To offset this revenue loss, our majority owned subsidiary, Student Loan Care LLC started offering services on June 1, 2016 and had revenues of $3,186,594 in the year ended December 31, 2016.

Operating Expenses

Payroll and related expenses. Payroll and related expenses amounted to $1,798,871 for the year ended December 31, 2016, as compared to $2,076,220 for the year ended December 31, 2015, a decrease of $277,349. The decrease mainly resulted from the Progress Advocates reduction of $1,439,917, net of an increase in Student Loan Care LLC of $1,105,206.

Selling and marketing expenses. Selling and marketing expenses decreased from $2,036,727 in 2015 to $640,395 in 2016. The significant decrease is due to the reduction in sales and marketing activities of Progressive Advocates, Inc., our majority owned subsidiary and the new lower cost marketing model employed by Student Loan Care LLC, our second majority owned subsidiary which commenced operations June 1, 2016.

General and administrative expenses. General and administrative expenses amounted to $2,473,739 for the year ended December 31, 2016, as compared to $2,014,604 for the year ended December 31, 2015, an increase of $459,135. Service fees were $294,846 and $259,854 for the year ended December 31, 2016 and 2015, respectively, the increase being primarily attributable to cash paid consulting fees. Occupancy expense was $145,523 and $111,719 for the years ended December 31, 2016 and 2015, respectively. The increase is primarily due to facilities of Student Loan Care. Telecommunications expense was $70,593 and $41,562 for the year ended December 31, 2016 and 2015, respectively. Accounting expenses decreased to $76,000 for the year ended December 31, 2016 from $232,844 for the year ended December 31, 2015. We had additional accounting services and billings received in 2015 to become current in our SEC reporting. Travel, insurance and legal expense were $25,510, $67,281 and $83,707 in the year ended December 31, 2016 compared with $19,729, $50,616 and $48,458 in the year ended December 31, 2015. In addition, we incurred an aggregate of $1,415,029 for current bad debt charges and allowances for future Accounts Receivable bad debt relating to the student loan document preparation services in 2016 as compared to $932,506 in 2015 which also included current bad debt and an allowance for future bad debt.

Gain on change in fair value of derivative liabilities. During the year ended December 31, 2016 and 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. In addition, in 2016, with issued convertible notes with embedded conversion features. The accounting treatment of derivative financial instruments requires us to reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. For the year ended December 31, 2016 and 2015, we recorded a gain on change in fair value of these derivative liabilities of $30,317 and $381,968, respectively. On December 22, 2015, upon increasing our number of authorized common shares, the fair value of the derivative liability was reclassified to equity and on August 17, 2016, we modified our previously issued notes payable to eliminate the embedded derivative.

Gain on settlement of debt. For the year ended December 31, 2015, we settled outstanding accounts payable for less than the recorded liability. As such, we reported a gain of $650,319 for the year ended December 31, 2015.

Interest Expense. We recorded financing expenses of $1,159,019 for the year ended December 31, 2016 compared to interest expenses of $1,666,238 for the year ended December 31, 2015. Interest expenses decreased primarily due to the factoring agreement we have with our student loan document preparation receivables in 2015 and 2016 with our majority owned subsidiary, Progressive Advocates and in 2016 with both Progress Advocates and another majority owned subsidiary, Student Loan Care LLC.

Amortization of deferred debt discount. Amortization expense of $259,037 and $95,428 was incurred for the year ended December 31, 2016 and 2015, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to additional (newer) notes issued in 2015 and 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,955,052 and cash and cash equivalents totaling $593,101. We reported a net loss attributable to Debt Resolve, Inc. of $1,778,178 for the year ended December 31, 2016. Net cash used in operating activities was $3,775,802 for the year ended December 31, 2016. Cash flow provided by financing activities was $4,338,423 for the year ended December 31, 2016. As of December 31, 2015, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,313,663 and cash and cash equivalents totaling $30,480.

Our working capital as of the date of this report is negative and may not be sufficient to fund our plan of operations for the next year.

We have raised capital for our day-to-day operations since our inception through year end 2016; however, no assurance can be provided that we will continue to be able to do so. There is no assurance that any funds secured will be sufficient to enable us to attain profitable operations. To the extent that we are unsuccessful, we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. At any time until substantial capital is raised or we reach cash flow breakeven, there is also a significant risk of insolvency. There can be no assurance that any plan to raise additional funding will be successful. It is quite challenging in the current environment to raise money given our delay in generating meaningful and sustainable revenue. Unless our revenue grows quickly, it may not be possible to demonstrate the progress investors require to secure additional funding. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

A discussion on current loan defaults is included in included in Note 9 to the Financial Statements, titled "Convertible Notes".

Off-Balance Sheet Arrangements

As of April 17, 2017, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Accounts Receivable

We extend credit to large, mid-size and small companies for collection services. We did not have a concentration in receivables in 2016 or 2015. We do not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2016 and 2015, allowance for doubtful accounts was $1,622,208 and $600,000, respectively.

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, we did not have any derivative instruments that were designated as hedges.

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

As of December 31, 2016 or 2015, we did not have any items that would be classified as level 1 or 2 disclosures. The Company recognized its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 10. While we believe that our valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 9 to the financial statements are that of volatility and market price of our underlying common stock.

Revenue Recognition

In recognition of the principles expressed in Accounting Standards Codification subtopic 605-10, Revenue should not be recognized until it is realized or realizable and earned, and given the element of doubt associated with collectability of an agreed settlement on past due debt, we postpone recognition of all contingent revenue until the client receives payment from the debtor. As is required by SAB 104, revenues are considered to have been earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active Debt Resolve clients, these deliverables consist of the successful collection of past due debts using our system and/or, for clients under a flat fee arrangement, the successful availability of our system for their customers.

Revenues for the preparation of student loan documentation are earned when we have substantially accomplished the agreed-upon deliverables to be entitled to payment by the client. For most current active clients, these deliverables consist of the completed, delivered and accepted student loan package. We may sell our products separately or in various bundles that include multiple elements such as the initial application completion and acceptance as well as ongoing assistance to maintain program compliance.

We also earn revenue from collection agencies, healthcare providers and lenders that implemented our online system. Our current contracts provide for revenue based on a percentage of the amount of debt collected, a fee per settlement or through a flat monthly fee. Although other revenue models have been proposed, most revenue earned to date has been determined using these methods, and such revenue is recognized when the settlement amount of debt is collected by the client or at the beginning of the month for a flat fee. While the percent of debt collected will continue to be a revenue recognition method going forward, other payment models are also being offered to clients. Dependent upon the structure of future contracts, revenue may be derived from a combination of set up fees or flat monthly or annual fees with transaction fees upon debt settlement, fees per account loaded or fees per settlement.

Payment Resolution Systems, our 51% owned subsidiary, works as an extended business office to medical groups around the U.S. Revenue is earned in this business by the online negotiations and collection of group's accounts receivable and paid via a service fee.

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

We defer any revenue for which the product or service has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2016 and 2015, the Company had deferred revenues of $1,442,949 and $1,260,137, respectively.

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows. Refer to page F-13 in Our Consolidated Financial Statements for details regarding recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2016 and 2015 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer (Principal Financial Officer), which are the same person, to allow timely decisions regarding required disclosure. During the fourth quarter ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as defined under Rule 13a-15, as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the COSO framework criteria. Management has identified the major control deficiencies as the lack of segregation of duties and limited accounting knowledge of our debt and equity transactions. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that, despite our material weaknesses, our financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well as a key employee, and their ages, as of April 17, 2017:

Name	Age	Position
Bruce E. Bellmare	68	Chief Executive Officer, Acting Chief Financial Officer, and Director
William M. Mooney, Jr.	77	Chairman of Board
James G. Brakke	74	Director
Gary T. Martin	71	Director
Raymond A. Conta	46	Director
Stanley E. Freimuth	70	Director
Rene A. Samson	38	Vice President -Technology

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Bruce E. Bellmare has been our Chief Executive Officer, Acting Chief Financial Officer and Director since May 2016. Mr. Bellmare has been an outside consultant to the Company since 2014, prior to joining the Company in February 2016 as Chief Operating Officer. Mr. Bellmare previously served as a Principal of Opus Advisory Group, an integrated financial consulting company, where he provided financial consulting to corporate executives and small business owners, from 2007 to 2015. He served as the Chief Financial Officer of The Pirro Group, a provider of legal and consulting services, from 2002 to 2007. Prior to this, Mr. Bellmare had been a senior technology executive for over 25 years. Including management positions with IBM, NYNEX, Data Switch and the Prodigy Communications Corp., a start-up joint venture between CBS, IBM and Sears, Roebuck, where he served as the Director of Commercial Marketing from 1984 to 1991 in connection with the original design and launch of its Prodigy online service. Mr. Bellmare’s background in finance and corporate development of FinTech companies qualifies him to be a director.

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

Stanley E. Freimuth was our Chief Executive Officer, Acting Chief Financial Officer and Director from March 2014 to May 2016. Mr. Freimuth has a long and successful track record of growing and transforming both B2B and B2C companies. Mr. Freimuth was Chairman, President and CEO of Presstek, Inc., a publically traded digital printing equipment manufacturer, bringing the company back to financial stability and negotiating its sale to a private equity buyer. Before Presstek, Mr. Freimuth is currently, Chairman and Executive Director of Tracer Imaging, a specialty B2B and B2C lenticular and 3D printing company where he helped launch an innovative consumer-facing product. Until 2007, Mr. Freimuth was the senior U.S. executive at Fujifilm USA, Inc., which he led to record revenues through a period of major technological transition in most of its core businesses. Mr. Freimuth’s background in executive management qualifies him to be a director.

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

Additional Information about our Board and its Committees

While our securities are not currently traded on a national securities exchange, we continue to monitor the rules and regulations of the SEC regarding “independent” directors. William M. Mooney, Jr., James G. Brakke, Mr. Stanley E. Freimuth and Raymond A. Conta are "independent" as defined by New York Stock Exchange rules.

During 2016, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, compensation committee and a nominations and governance committee, all of which operate under written charters. The charters for the audit committee, the compensation committee, and the nominations and governance committee were included as exhibits to our registration statement filed with the SEC on September 30, 2005.

Committees of the Board

Audit Committee. In September 2004, we established an audit committee of the board of directors which, as of December 31, 2016, consisted of only William M. Mooney, Jr., an independent director. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee. In May 2004, we established a compensation committee of the board of directors which, as of December 31, 2016, consisted of only Mr. Mooney, an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In June 2005, we established a nominations and governance committee of the board of directors which, as of December 31, 2016, consisted of only Mr. Mooney, an independent director. This committee meets at least once annually. The purpose of the nominations and governance committee is to select, or recommend for our entire board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee's duties, which are specified in our Nominations and Governance Committee Charter, include, but are not limited to:

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

Legal Proceedings

As of December 31, 2016, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Committee Interlocks and Insider Participation

Mr. Bellmare, our CEO, is the only board member employed by our company. No director is a director of another public corporation.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2016.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, who also serves as our principal financial and accounting officer, and one other executive officer in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce E. Bellmare,	2016	170,000	-	100,000	79,999	-	-	-	349,999
CEO and acting CFO (1)	2015	-	-	-	-	-	-	-	-

Stanley E. Freimuth,	2016	78,750	-	-	-	-	-	-	78,750
Former CEO (2)	2015	210,000	-	-	-	-	-	-	210,000

Rene A. Samson,	2016	135,000	-	-	-	-	-	-	135,000
VP-Technology	2015	135,000	-	-	-	-	-	-	135,000

__________

(1)

Mr. Bellmare joined our company as a consultant and on February 1, 2016, was appointed as our Chief Operating officer. On May 15, 2016, Mr. Bellmare assumed the position as Chief Executive Officer and Acting Chief Financial Officer. Mr Bellmare was issued 5,000,000 shares of our common stock with a fair value of $100,000 and options to purchase 2,000,000 shares of our common stock at $0.02 per share for seven years, vesting at 1/3 each year, for three years and 2,000,000 options of our common stock at $0.015 for seven years, vesting at 1/3 each year, for three years.

(2)	Mr. Freimuth resigned May 15, 2016 as CEO.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2016 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bruce Bellmare, CEO and acting CFO (1)	-	2,000,000	-	$0.02	2/1/2023	-	-	-	-
	-	2,000,000	-	0.015	5/23/2023	-	-	-	-

Stanley E. Freimuth, Former CEO and acting CFO (2)	3,000,000	--	--	$0.015	3/1/2021	--	--	--	--

Rene A. Samson, VP-Technology (3)	500,000	--	--	$1.63	1/17/2019	--	--	--	--

___________

(1)

Mr. Bellmare holds stock options to purchase 2,000,000 shares of our common stock, vesting 1/3 each anniversary for three years and stock options to purchase 2,000,000 shares of our common stock vesting contingent on market conditions (as defined).

(2)	Mr. Freimuth holds stock options to purchase 3,000,000 shares of our common stock, all of which are vested and expire on March 1, 2021.

(3)	Mr. Samson holds options to purchase 500,000 shares of our common stock, all of which are vested and expire on January 17, 2019.

Employment Agreements

On February 1, 2016, Bruce E. Bellmare was hired as Chief Operating Officer. Details of this appointment can be found in the Company’s Form 8-K filing, dated February 5, 2016. On May 15, 2016, Mr. Bellmare was appointed the Company’s Chief Executive Officer. Details of this employment agreement can be found in the Company’s Form 8-K filing, dated April 25, 2016.

On May 15, 2016, Stanley E. Freimuth, terminated his employment Agreement as CEO of the Company. Details of this termination agreement can be found in the Company’s Form 8-K filing, dated April 25, 2016.

Director Compensation

Non-employee Director Compensation. Non-employee directors currently receive no cash compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board and board committee meetings. Under our 2005 Incentive Compensation Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants. The Board received no grants for 2016 service on the Board.

Employee Director Compensation. Directors who are employees of ours receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2016:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Gary T. Martin	--	--	--	--	--	--	--
William M. Mooney, Jr.	--	--	--	--	--	--	--
James G. Brakke	--	--	--	--	--	--	--
Raymond A. Conta	--	--	--	--	--	--	--
Stanley E. Freimuth	--	--	--	--	--	--	--

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of April 17, 2017, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 121,264,809 outstanding shares of common stock as of April 17, 2017. The SEC has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 17, 2017 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Debt Resolve, Inc., 1133 Westchester Avenue, Suite S-223, White Plains, New York 10604.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned		Percent of common stock beneficially owned
William M. Mooney, Jr.	Chairman of the Board	12,034,855	(1)	9.9%
James G. Brakke	Director	4,417,000	(2)	3.6%
Gary T. Martin	Director	62,356,300	(3)	51.4%
Stanley E. Freimuth	Director	16,626,685	(4)	13.8%
Raymond Conta	Director	9,500,000	(5)	7.8%
Bruce E, Bellmare	CEO, Director	5,981,000	(6)	4.9%

All 6 directors and executive officers as a group		110,915,840	(7)	91.5%

 ________________

(1)

Includes stock options to purchase 3,272,500 shares of common stock. Also includes warrants to purchase 2,587,500 shares of common stock. On an outstanding voting basis, Mr. Mooney owns 6,174,855 common shares which represent 5.1% of the total shares.

(2)

Includes stock options to purchase 1,700,000 shares of common stock. Also includes warrants to purchase 1,525,000 shares of common stock. On an outstanding voting basis, Mr. Brakke owns 1,192,000 common shares which represent 1.0% of the total shares.

(3)	Includes 41,700,500 warrants to purchase shares of common stock. On an outstanding voting basis, Mr. Martin owns 20,655,800 common shares which represent 17.0% of the total shares.

(4)

Includes stock options to purchase 7,750,000 shares of common stock. Also includes warrants to purchase 2,750,000 shares of common stock. On an outstanding voting basis, Mr. Freimuth owns 6,126,685 common shares which represent 5.1% of the total shares.

(5)

Includes stock options to purchase 4,750,000 shares of common stock. Also includes warrants to purchase 2,750,000 shares of common stock. On an outstanding voting basis, Mr. Conta owns 2,000,000 common shares which represents 1.6% of the total shares.

(6)

Includes stock options to purchase 666,000 shares of common stock. Also, includes preferred warrants to purchase 315,000 shares of common stock. On an outstanding voting basis, Mr. Bellmare owns 5,000,000 common shares which represents 4.1% of the total shares.

(7)	On a common stock issued and outstanding voting basis, all directors and executive officers as a group own 33.9% of the total shares.

Change in Control

There are no arrangements currently in effect which may result in our "change in control," as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The issuance of stock incentive awards for an aggregate of 900,000 shares of common stock is authorized under our 2005 Incentive Compensation Plan. As of December 31, 2016, 324,000 shares were available for issuance under our 2005 Incentive Compensation Plan, and there were outstanding stock options to purchase 576,000 shares of our common stock.

The following table provides information as of December 31, 2016 with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	324,000
Equity compensation plans not approved by security holders	17,225,000	$0.08	Unrestricted
Total	17,225,000	$0.08	324,000

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On January 25, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 25, 2016 with interest at 10% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

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

On June 18, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 21, 2016 with interest at 10% per annum The Company did not make payment on the maturity date; therefore the note is currently in default.

On July 13, 2015, a stockholder and Board member loaned $12,500 (unsecured) to the Company due July 12, 2016 with interest at 12% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

On August 5, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due January 1, 2016 with interest at 10% per annum with interest paid monthly for August and September 2015 and principal and interest payable from October through December 2015. The Company did not make payment on the maturity date; therefore the note is currently in default.

On August 19, 2015, a stockholder and Board member loaned $50,000 (unsecured) to the Company due February 19, 2016 with interest at 10% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

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

On September 28, 2016, a stockholder and board member loaned $200,000 (unsecured) to the Company due September 28, 2018 (of which $75,000 has been repaid) with interest at the lowest permissible interest rate, due at maturity. In connection with the issuance of the note, the Company issued an aggregate of 4,000,000 shares of its common stock valued at $64,000. The Company amortized the fair value of the common stock as a debt discount over the term of the note.

During the year ended December 31, 2016 and 2015, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $122,035 and $108,628 for the year ended December 31, 2016 and 2015, respectively.

Director Independence

William M. Mooney, Jr., James G. Brakke, Raymond A. Conta, and Stanley E. Freimuth are "independent" directors, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act, and Mr. Mooney serves on each of our Audit, Compensation and Nominations and Governance Committees. See Item 10, "Directors, Executive Officers and Corporate Governance" for more information on the independence of our directors.

ITEM 14. Principal Accountant Fees and Services

On April 22, 2015, the Company engaged Liggett & Webb, P.A. ("LW") as our independent registered public accounting firm. The aggregate fees billed to us by LW and Fiondella, Milone and LaSaracina LLP ("FML") our prior independent registered accounting firm, for services rendered during the fiscal years ended December 31, 2016 and 2015 are set forth in the below:

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by LW in 2016 was $56,500 and FML and LW in 2015 was $58,050 and $18,000, respectively.

Audit-related Fees

No audit-related fees were billed by FML and LW in 2016 or 2015.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by LW in 2016 was $4,400 and FML in 2015 was $27,500.

All Other Fees

None

Audit Committee

The only member of our audit committee is Mr. Mooney. Our board of directors and audit committee approved the services rendered and fees charged by our independent auditors. The audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2016 and 2015 with our management. In addition, the audit committee has reviewed and discussed our audited financial statements for the years ended December 31, 2016 and 2015 with LW for 2016 and LW and FML for 2015, our independent registered public accountants, as required under PCAOB standards, respectively.

Based on the audit committee's review of the matters noted above and its discussions with our independent auditors and our management, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

DEBT RESOLVE, INC.

Dated: April 17, 2017	By:	/s/ Bruce E. Bellmare
Bruce E. Bellmare
Chief Executive Officer and Acting Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce E. Bellmare	Chief Executive Officer and Acting Chief Financial Officer	April 17, 2017
Bruce E. Bellmare	(principal executive officer and principal financial and accounting officer) and Director

/s/ James G. Brakke	Director	April 17, 2017
James G. Brakke

/s/ William M. Mooney, Jr.	Chairman of the Board	April 17, 2017
William M. Mooney, Jr.

/s/ Gary T. Martin	Director	April 17, 2017
Gary T. Martin

/s/ Raymond A. Conta	Director	April 17, 2017
Raymond A. Conta

/s/ Stanley E. Freimuth	Director	April 17, 2017
Stanley E. Freimuth

DEBT RESOLVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Debt Resolve, Inc.

We have audited the accompanying consolidated balance sheets of Debt Resolve, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and is in default on certain debt obligations as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

New York, New York

April 17, 2017

DEBT RESOLVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEBMER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash	$593,101	$30,480
Accounts receivable, net	3,913,945	954,588
Prepaid expenses	33,054	36,893
Total current assets	4,540,100	1,021,961

Long term assets:
Accounts receivable, net	3,060,190	2,508,573

Total assets	$7,600,290	$3,530,534

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$4,178,384	$3,480,580
Due to shareholders	303,721	242,741
Deferred revenue	1,442,949	1,260,137
Due to factor	6,162,722	2,442,935
Notes payable, current portion	686,083	536,132
Notes payable-related party, net of unamortized discount of $47,598 and $6,105 as of December 31, 2016 and 2015, respectively	828,123	789,616
Convertible Short-term notes, net of deferred debt discount of $39,667 and $23,410 as of December 31, 2016 and 2015, respectively	1,433,833	2,034,590
Lines of credit, related parties	459,337	548,893
Total current liabilities	15,495,152	11,335,624

Long term debt:
Notes payable, related party, net of unamortized debt discount of $51,370 and $3,450 as of December 31, 2016 and 2015, respectively	278,630	136,550
Convertible long-term notes, net of deferred debt discount of $162,841 and $73,244 as of December 31, 2016 and 2015, respectively	1,113,659	251,756
Total liabilities	16,887,441	11,723,930

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 121,264,809 and 104,612,082 shares issued and outstanding as of December 31, 2016 and 2015, respectively	121,265	104,612
Additional paid in capital	67,736,961	66,916,656
Accumulated deficit	(76,585,871)	(74,807,693)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(8,727,645)	(7,786,425)
Non-controlling interest	(559,506)	(406,971)
Total stockholders' deficiency	(9,287,151)	(8,193,396)

Total liabilities and stockholders' deficiency	$7,600,290	$3,530,534

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Revenues:	$4,434,770	$5,713,905

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	1,798,871	2,076,220
Selling and marketing expenses	640,395	2,036,727
General and administrative expenses	2,473,739	2,014,604
Total costs and expenses	4,913,005	6,127,551

Loss from operations	(478,235)	(413,646)

Other income (expense):
Gain on change in fair value of derivative liabilities	30,317	381,968
Gain on settlement of debt	-	650,319
Interest expense	(1,159,019)	(1,666,238)
Amortization of debt discounts	(259,037)	(95,428)

Total other income (expense)	(1,387,739)	(729,379)

Net loss before provision for income taxes	(1,865,974)	(1,143,025)

Income tax (benefit)	-	-

Net loss	(1,865,974)	(1,143,025)

Net loss attributable to non-controlling interest	87,796	364,598

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(1,778,178)	$(778,427)

Net loss per common share -basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	108,273,380	99,782,356

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
TWO YEARS ENDED DECEMBER 31, 2016

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

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
TWO YEARS ENDED DECEMBER 31, 2016

	Preferred stock		Common stock		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2015		$-	104,612,082	$104,612	$66,916,656	$(74,807,693)	$(406,971)	$(8,193,396)
Common shares issued upon in conversion of notes payable and accrued interest	-	-	2,652,727	2,653	80,321	-	-	82,974
Common shares issued as officer compensation	-	-	5,000,000	5,000	95,000	-	-	100,000
Common shares issued to non-controlling interest as compensation	-	-	5,000,000	5,000	95,000	-	-	100,000
Common shares issued in connection with note payable issuance			4,000,000	4,000	60,000	-	-	64,000
Beneficial conversion feature related to convertible notes	-	-	-	-	32,082	-	-	32,082
Fair value of common stock warrants issued for services	-	-	-	-	1,860	-	-	1,860
Fair value of preferred stock warrants issued for services	-	-	-	-	6,346	-	-	6,346
Fair value of warrant modifications	-	-	-		43,892	-	-	43,892
Fair value of vesting options issued to employees for services	-	-	-	-	34,712	-	-	34,712
Reclassification of fair value of derivative liability to equity upon debt modification	-	-	-	-	327,905	-	-	327,905
Fair value of debt modifications due to loan extensions	-	-	-	-	43,187	-	-	43,187
Capital withdrawal by non-controlling interest	-	-	-	-	-	-	(64,739)	(64,739)
Net loss	-	-	-	-	-	(1,778,178)	(87,796)	(1,865,974)
Balance, December 31, 2016	-	-	121,264,809	$121,265	$67,736,961	$(76,585,871)	$(559,506)	$(9,287,151)

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,865,974)	$(1,143,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	259,037	95,427
Bad debts	1,022,208	931,242
Stock based compensation	242,918	250,354
Change in fair value of derivative liability	(30,317)	(381,968)
Loss on warrant modifications	43,892	-
Loss on debt modification	43,187	-
Gain on settlement of debt	-	(650,319)
Changes in operating assets and liabilities:
Accounts receivable	(4,533,182)	(1,922,736)
Prepaid expenses	3,839	(4,150)
Accounts payable and accrued liabilities	855,778	530,019
Deferred revenue	182,812	1,234,794
Net cash used in operating activities	(3,775,802)	(1,060,362)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from factor	3,719,787	-
Net proceeds (repayments) from shareholders	60,980	(3,421)
Distributed capital to non-controlling interest	(64,739)	-
Proceeds from short term notes	163,337	150,000
Proceeds from short term notes, related party	105,444	485,393
Repayments of short term notes	(13,386)	(41,735)
Proceeds from long term notes	367,000	375,000
Proceeds from long term notes, related party	-	70,000
Net cash provided by financing activities	4,338,423	1,035,237

Net increase (decrease) in cash and cash equivalents	562,621	(25,125)
Cash at beginning of period	30,480	55,605

Cash at end of period	$593,101	$30,480

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$28,051	$24,463
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$32,082	$96,705
Convertible notes issued for settlement of accounts payable	$75,000	$-
Convertible note issued for settlement of compensation	$75,000	$-
Reclassification of derivative liability to equity	$327,905	$583,071
Reclassification on non-recourse financing agreement to full recourse agreement	$1,128,701	$-
Common stock issued in settlement of convertible notes and accrued interest	$82,974	$-
Common stock issued in connection with issuance of related party notes payable	$64,000	$-

The accompanying notes are an integral part of these consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

DECEMBER 31, 2016 AND 2015

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2016 and 2015, the Company had deferred revenues of $1,442,949 and $1,260,137, respectively.

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

Generally, the Company’s cash and cash equivalents in non-interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

The Company extends credit to large, mid-size and small companies for collection services. The Company did not have a concentration in receivables in 2016 or 2015. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2016 and 2015, allowance for doubtful accounts was $1,622,208 and $600,000, respectively.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016 or 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Property and equipment is fully depreciated as of December 31, 2016 and 2015.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The computation of basic and diluted income (loss) per share as of December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2016	2015
Convertible notes payable	61,478,077	43,055,000
Options to purchase common stock	17,225,000	15,592,434
Warrants to purchase common stock	101,825,000	72,385,000
Warrants to purchase Series A preferred stock	25,645,000	25,245,000
Totals	206,173,077	156,277,434

Reclassification

Certain reclassifications have been made to prior period's data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2016, there were outstanding stock options to purchase 17,225,000 shares of common stock, 12,075,000 shares of which were vested.

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

DECEMBER 31, 2016 AND 2015

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 10 for discussion of the Company's derivative liabilities.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2016 and 2015.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Advertising Costs

The Company expenses the cost of advertising and promotional of its services when incurred. The advertising costs paid to related party were $640,395 and $2,036,531 for the years ended December 31, 2016 and 2015, respectively. All of which were used for the acquisition of leads for its majority owned subsidiary, Progress Advocates LLC.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,778,178 and $778,427 for the years ended December 31, 2016 and 2015 respectively. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $10,955,052 as of December 31, 2016 and is in default on certain debt obligations (see Note 8). These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company's operating cycle. Management provides an allowance for doubtful accounts based on the Company's historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of December 31, 2016 and 2015, the Company's accounts receivable was $6,974,135 and $3,463,161, net of allowance for doubtful accounts of $1,622,208 and $600,000, respectively.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company's majority owned subsidiaries, Progress Advocates LLC and Student Loan Care, LLC entered into factoring agreements which had certain provisions that factor advances were based on either a non-recourse and recourse basis. During the first quarter of 2016, the Company agreed to modify the terms of the outstanding factoring agreement whereby the outstanding advances which were originally based upon a non-recourse basis will be reclassified to a full recourse advances. Accordingly, the Company reclassified the outstanding advances of $1,128,701 to a full recourse liability to the factor, increased the carrying value of accounts receivable by $1,128,701, net of an allowance for doubtful accounts of $212,388.

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

The Company's majority owned subsidiary, Student Loan Care LLC, entered into a similar recourse factoring agreement during the second quarter of 2016. This agreement provides for the Company to receive an advance of between 45% - 90% of any accounts receivable that it factors with 45% - 5% held in reserve. The average amount received was 64% and the average amount reserved was 30%. The factoring agreement also provides for discount fees of 3% - 6% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of December 31, 2016 and 2015, the Company's outstanding obligation under the factoring agreements was $6,162,722 and $2,442,935, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2016 and 2015 are comprised of the following:

	2016	2015
Accounts payable	$698,435	$740,881
Accrued interest	2,419,165	1,912,436
Payroll and related accruals, net of advance to employees	1,060,784	827,263
Total	$4,178,384	$3,480,580

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – NOTES PAYABLE

As of December 31, 2016 and 2015, short term notes are as follows:

	2016	2015
Note payable, dated June 1, 2015, in default	41,667	45,765
Note payable, dated July 2, 2015, in default	12,500	12,500
Note payable, dated August 28, 2015, in default	32,967	50,000
Note payable, dated December 17, 2015, in default	50,000	50,000
Note payable, dated January 13, 2016, in default	50,000	-
Note payable, dated February 16, 2016, in default	25,000	-
Note payable, dated July 14, 2016	47,000	-
Equitable promissory note, dated March 1, 2016	49,082	-
Investor notes payable, 12% per annum, in default	377,867	377,867
Total	686,083	536,132
Less current portion	686,083	536,132
Long term portion	$-0-	$-0-

Notes payable

On June 1, 2015, the Company issued an unsecured note payable for $50,000 due October 1, 2016 with interest at 12% per annum, paid monthly beginning June 2015 and principal payments beginning October 2015. The note is currently in default.

On July 2, 2015, the Company issued an unsecured note payable for $12,500 due March 15, 2016 with interest at 10% per annum, paid monthly beginning October 2015 and principal payments beginning February 2016. The note is currently in default.

On August 28, 2015, the Company issued an unsecured note payable for $50,000 due February 28, 2016 with interest at 12% per annum, due at maturity. The note is currently in default.

On December 17, 2015, the Company issued an unsecured note payable for $50,000 due December 17, 2016 with interest at 12% per annum, paid monthly beginning April 2015 and principal payments beginning October 2016. The note is currently in default.

On January 13, 2016, the Company issued an unsecured note payable for $50,000 due January 1, 2017 with interest at 12% per annum, paid monthly beginning May 2016 and principal payments beginning November 2016. The note is currently in default.

On February 16, 2016, the Company issued an unsecured note payable for $25,000 due February 1, 2017 with interest at 12% per annum, paid monthly beginning June 2016 and principal payments beginning December 2016. The note is currently in default.

On July 14, 2016, The Company issued a promissory note payable for $47,000, with interest at 12% per annum, with monthly interest payments beginning November 14, 2016 and principal repayments beginning May 14, 2017.

Equitable promissory note

On March 1, 2016, The Company issued a promissory note payable for $89,240, with interest at 6% per annum, with monthly payments beginning April 15, 2016 in the amount no less than of 5% of the principal balance remaining due until the amount due plus all accrued interest is paid in full.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In conjunction with the note, the Company also issued a warrant to purchase 99,000 shares of common stock at an exercise price of $2.45 and an expiration date of April 10, 2013. This warrant has a cashless exercise feature. The Company also issued 50,000 shares of common stock valued at $122,130 in order to induce the investor to forbear on the note. This note is guaranteed by a stockholder of the Company. The note was amended and maintains the provision requiring repayment of the note upon raising gross proceeds of $500,000 subsequent the issuance of the note. As of December 31, 2016 and 2015, this note is in default.

Investor Note 2

On December 30, 2007, an unaffiliated investor loaned the Company $200,000 on an unsecured 18-month note with a maturity date of June 30, 2009. The note carries interest at a rate of 12% per annum, with interest accruing and payable at maturity. In conjunction with this note, the Company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 and an expiration date of December 30, 2012, which has passed. This note is guaranteed by a stockholder. In 2015, the note holder entered into an agreement whereby their obligation was extended till October 22, 2016. The terms of the agreement included a payment of accrued interest of $4,000, this note is in default.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2016 and 2015, notes payable, related parties are as follows:

	2016	2015
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

	2016	2015
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013, in default	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013, in default	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014, in default	25,000	25,000
Convertible note payable, dated February 28, 2014, net of unamortized debt discount of $-0- and $2,064, respectively	200,000	197,936
Convertible note payable, dated April 24, 2014, net of unamortized debt discount of $-0- and $775, respectively	25,000	24,225
Convertible note payable, dated November 7, 2014, net of unamortized debt discount of $-0- and $1,733, respectively	25,000	23,267
Convertible notes payable, dated December 4, 2014, net of unamortized debt discount of $-0- and $1,532, respectively, in default	50,000	48,468
Note payable, dated January 25, 2015, in default	25,000	25,000
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $391 and $2,701, respectively	49,609	47,299
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $199 and $750, respectively	19,801	19,250
Note payable, dated June 18, 2015, in default	25,000	25,000
Note payable, dated July 13, 2015, in default	12,500	12,500
Note payable, dated August 5, 2015, in default	25,000	25,000
Note payable, dated August 19, 2015, in default	50,000	50,000
Convertible note payable, dated May 15, 2016, net of unamortized debt discount of $51,370	23,630	-
Note payable, dated June 9, 2016	15,000	-
Note payable, dated June 22, 2016	30,000	-
Note payable, dated June 30, 2016	25,000	-
Notes payable, dated September 28, 2016, net of unamortized debt discount of $47,008	77,992
Total	1,106,753	926,166
Less current portion	(828,123)	(789,616)
Long term portion	$278,630	$136,550

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

DECEMBER 31, 2016 AND 2015

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

On July 6, 2012, a stockholder and Board member loaned $10,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date; therefore the note is currently in default.

On July 6, 2012, a stockholder and Board member loaned $20,000 (unsecured) to the Company due July 6, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date; therefore the note is currently in default.

On July 10, 2012, a stockholder and Board member loaned $15,000 (unsecured) to the Company due July 10, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date; therefore the note is currently in default.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On September 14, 2012, a stockholder and Board member loaned $6,000 (unsecured) to the Company due September 14, 2014 with interest at 12% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

On September 7, 2012, a stockholder and Board member loaned $43,000 (unsecured) to the Company due September 7, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date; therefore the note is currently in default.

On October 4, 2012, a stockholder and Board member loaned $50,000 (unsecured) to the Company due October 4, 2014 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date; therefore the note is currently in default.

On September 5, 2013, a stockholder and Board member loaned $10,000 (unsecured) to the Company due September 5, 2015 with interest at 10% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The Company did not make payment on the maturity date; therefore the note is currently in default.

On September 16, 2013, a stockholder and Board member loaned $3,000 (unsecured) to the Company due September 16, 2015 with interest at 12% per annum and convertible into the Company's common stock at $0.10 per share at the holder's option. The Company determined there was no beneficial conversion feature at the time of issuance. The company did not make payment on the maturity date; therefore the note is currently in default.

On September 17, 2013, a stockholder and Board member loaned $5,221 (unsecured) to the Company due September 17, 2014 with interest at 12% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

On October 24, 2013, a stockholder and Board member loaned $30,000 (unsecured) to the Company due October 24, 2016 with interest at 10% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

On November 7, 2013, a stockholder and board member loaned $40,000 (unsecured) to the Company due November 7, 2017 with interest at 10% per annum.

On December 6, 2013, a stockholder and Board member loaned $5,000 (unsecured) to the Company due December 6, 2016 with interest at 12% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

On December 18, 2013, a stockholder and Board member loaned $30,000 (unsecured) to the Company due December 18, 2018 with interest at 10% per annum.

On January 9, 2014, a stockholder and Board member loaned $25,000 (unsecured) to the Company due January 9, 2016 with interest at 10% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

On February 28, 2014, the Company issued a $200,000 secured convertible note that matures on February 28, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 2,000,000 warrants to purchase the Company's common stock at $0.15 per share over three years. In 2016, the Company extended the due date till May 20, 2018

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On April 24, 2014, the Company issued a $25,000 secured convertible note that matures on April 24, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years. In 2016, the Company extended the due date till April 18, 2018

On November 7, 2014, the Company issued a $25,000 secured convertible note that matures on November 7, 2016. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years. In 2016, the Company extended the due date till May 20, 2018

On December 4, 2014, the Company issued two $25,000 secured convertible notes that mature on December 4, 2016. The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible note, the Company issued an aggregate of 500,000 warrants to purchase the Company's common stock at $0.15 per share over three years. The Company did not make payment on the maturity date; therefore the note is currently in default.

On January 25, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 25, 2016 with interest at 10% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

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

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $5,713 and $37,830 to additional paid in capital and a discount against the 2014 and 2015 notes, respectively. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, a risk free interest rate of 0.69% to 1.09%, a dividend yield of 0%, and volatility of 289.98% to 317.93%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense.

On June 18, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due April 21, 2016 with interest at 10% per annum The Company did not make payment on the maturity date; therefore the note is currently in default.

On July 13, 2015, a stockholder and Board member loaned $12,500 (unsecured) to the Company due July 12, 2016 with interest at 12% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On August 5, 2015, a stockholder and Board member loaned $25,000 (unsecured) to the Company due January 1, 2016 with interest at 10% per annum with interest paid monthly for August and September 2015 and principal and interest payable from October through December 2015. The Company did not make payment on the maturity date; therefore the note is currently in default.

On August 19, 2015, a stockholder and Board member loaned $50,000 (unsecured) to the Company due February 19, 2016 with interest at 10% per annum. The Company did not make payment on the maturity date; therefore the note is currently in default.

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

On September 28, 2016, a stockholder and board member loaned $200,000 (unsecured) to the Company due September 28, 2018 (of which $75,000 has been repaid) with interest at the lowest permissible interest rate, due at maturity. In connection with the issuance of the note, the Company issued an aggregate of 4,000,000 shares of its common stock valued at $64,000. The Company amortized the fair value of the common stock as a debt discount over the term of the note.

For the years ended December 31, 2016 and 2015, the Company amortized $49,587 and $21,169 of debt discount to operations as interest expense.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Total unpaid accrued interest on the notes payable to related parties as of December 31, 2016 and 2015 was $337,020 and $233,856, respectively. During the year ended December 31, 2016 and 2015, the Company recorded interest expense of $103,865 and $90,508, respectively, in connection with the notes payable to related parties.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2017	$875,721
Year ended December 31, 2018	330,000
Total	$1,205,721

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company's board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of December 31, 2016 and 2015, the outstanding balance on this loan was $308,337 and 397,893, respectively.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of December 31, 2016 and 2015 was $137,409 and $119,239, respectively.

As of December 31, 2016 and 2015, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the year ended December 31, 2016 and 2015, the Company recorded $18,170 and $18,120, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	2016	2015
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes, net of unamortized debt discount of $-0- and $23,410, respectively	750,000	726,590
Bridge 2015 Convertible Notes, net of unamortized debt discount of $27,685 and $73,244, respectively	297,315	251,756
Bridge 2016 Convertible Notes, net of unamortized debt discount of $8,901	63,099	-
Bridge 2 (2016) Convertible Notes, net of unamortized debt discount of $153,940	96,060	-
Convertible promissory notes, net of unamortized debt discount of $11,982	33,018	-
Total	2,547,492	2,286,346
Less: Current portion	(1,433,833)	(2,034,590)
Long term portion	$1,113,659	$251,756

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Certain convertible note holders, representing an aggregate of $129,500 of these notes entered, into an agreement in 2016 whereby their obligations were extended for a period of two years from the date of execution of the agreement. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $687,500 are in default.

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

Certain convertible note holders, representing an aggregate of $75,000 of these notes entered, into an agreement in 2016 whereby their obligations were extended for a period of 2 years from the date of execution of the agreement. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $150,000 are in default.

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

Certain convertible note holders, representing an aggregate of $160,000 of these notes entered, into an agreement in 2016 whereby their obligations were extended for a period of 2 years from the date of execution of the agreement. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $85,000 are in default.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Certain convertible note holders, representing an aggregate of $10,000 of these notes entered, into an agreement in 2016 whereby their obligations were extended for a period of 2 years from the date of execution of the agreement. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $11,000 are in default. Additionally, one note holder has filed liens against the Company on his behalf and two of his affiliates to secure payment of the obligations.

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

Certain convertible note holders, representing an aggregate of $550,000 of these notes entered, into an agreement in 2016 whereby their obligations were extended for a period of 2 years from the date of execution of the agreement. In connection with the extension, the Company re-priced previously issued warrants from an exercise price of $0.15 to $0.10 and extended the maturity by two years. All other terms (including any amendments or earlier extensions) of the notes remain the same. The remaining convertible note holders representing an aggregate balance of $200,000 are in default.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $86,382 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate from 0.63% to 1.25%, a dividend yield of 0%, and volatility of 307.16% to 356.55%. The debt discount attributed to the value of the warrants and conversion feature issued is amortized over the note's maturity period (two years) as interest expense

In 2016, the Company issued an aggregate of $72,000 in secured convertible notes that mature two years from the date of issuance (from January 2018 through February 2018). The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.05 per share. Interest will also be converted into common stock at the conversion rate of $0.05 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 250,000 warrants to purchase the Company's common stock at $0.15 per share over three years.

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

In 2016, the Company issued an aggregate of $120,000 in unsecured convertible notes that mature one year from the date of issuance (from February 2017 through September 2017) for services rendered. The notes bear interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a rate of $0.02 per share (as amended). Interest will also be converted into common stock at the conversion rate of $0.02 per share. In addition, until amended on August 17, 2016, if the Company issues any of its common stock or any security convertible into its common stock at an exercise or conversion price lower than the stated conversion price, then the stated conversion price is reduced to the lower conversion price. In 2016, the Company issued an aggregate of 2,652,727 shares if its common stock in settlement of $75,000 outstanding notes and related accrued interest.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On October 3, 2016, the Company issued a $25,000 a unsecured convertible note that mature two years from the date of issuance. The note bears interest at a rate of 10% and can be convertible into shares of the Company's common stock, at a conversion rate of $0.02 per share. Interest will also be converted into common stock at the conversion rate of $0.02 per share. In connection with the issuance of the convertible notes, the Company issued an aggregate of 750,000 warrants to purchase the Company's common stock at $0.10 per share over three years.

Certain convertible note holders, representing an aggregate of $909,500 of these notes, entered into agreements in 2016 whereby their obligations were extended from May 2018 through October 2018. The terms of the agreement included extension of previously issued warrants in connection with the debt by two years and reducing the exercise price from $0.10-$0.15 per share to $0.65-$0.10 per share to certain note holders. All other terms (including any amendments or earlier extensions) of the notes remain the same.

The determined change in fair value of the extended and re-priced warrants was determined using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 322.74% to 348.75%, (3) weighted average risk-free interest rate of 0.43% to 0.68%, (4) expected life from 0.65 to 1.04 years, and (5) estimated fair value of the Company's common stock of $0.011 to 0.032 per share. The determined fair value of the change in warrants of $43,892 and change in conversion rates of $43,187 was charged to current period interest.

For the year ended December 31, 2016 and 2015, the Company amortized $192,458 and $74,258 of debt discount to current period operations as interest expense.

Aggregate maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2017	$1,473,500
Year ended December 31, 2018	1,276,500
Total	$2,750,000

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities in regard to excessive committed shares for the year ended December 31, 2015:

Excess Share Derivative
Balance, December 31, 2014	336,582
Transfers in of Level 3 upon exceeding in authorized shares	628,457
Transfers out of Level 3 upon increasing authorized shares on December 22, 2015	(583,071)
Mark-to-market at December 22, 2015	(381,968)
Balance, December 31, 2015	$-

Embedded derivatives

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

At December 31, 2016 and 2015, the Company did not have any level 3 assets or liabilities.

As of December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities in regard to embedded derivatives as of December 31, 2016:

Derivative Liability
Balance, December 31, 2015	$-
Total (gains) losses
Transfers in of Level 3 upon issuance of convertible notes payable	358,222
Transfers out of Level 3 upon debt modification	(327,905)
Mark-to-market at August 17, 2016:	(30,317)
Balance, December 31, 2016	$-0-
Net Gain for the period included in earnings relating to the liabilities held at December 31, 2016	$30,317

Fluctuations in the Company's stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company's stock price increased by 57% for the two years ended December 31, 2016. As the stock price increased for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company's consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company's derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company's expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2016 and 2015, the Company has authorized 10,000,000 shares of preferred stock, par value $0.001, of which none were issued and outstanding.

On July 7, 2015, the Company issued 47,500 shares of its Series A Convertible Stock as payment for services rendered valued at $2,850.

In October 2015, the Company issued an aggregate of 6,425,000 shares of its common stock in exchange of 642,500 shares of Series A Convertible Stock.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Common stock

At December 31, 2016 and 2015, the Company has authorized 500,000,000 shares of common stock, par value $0.001, of which 121,264,809 and 104,612,082 are issued and outstanding as of December 31, 2016 and 2015, respectively.

On December 22, 2015, the Company filed with the State of Delaware to amend the Articles of Incorporation to increase authorized shares of common stock from 200,000,000 to 500,000,000.

During the year ended December 31, 2016, the Company issued an aggregate of 2,652,727 shares of its common stock in exchange for convertible notes payable and accrued interest of $82,974.

On August 9, 2016, the Company issued 5,000,000 shares of common stock as compensation to the non-controlling interest parties of Student Loan Care LLC valued at $100,000.

On September 30, 2016, the Company issued 5,000,000 shares of common stock as officer compensation valued at $100,000.

On December 29, 2016, the Company issued an aggregate of 4,000,000 shares in connection with the issuance of related party debt valued at $64,000.

NOTE 12 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at December 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	86,650,000	3.59	$0.08	56,650,000	$0.10
0.11 to 0.20	8,475,000	1.15	0.15	8,475,000	0.15
0.21 to 0.30	6,700,000	0.45	0.25	6,700,000	0.25
Total	101,825,000	3.18	$0.10	71,825,000	$0.12

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014	90,861,684	$0.20
Issued	5,550,000	0.15
Exercised	-
Expired	(24,026,684)	(0.24)
Outstanding at December 31, 2015	72,385,000	0.15
Issued	40,050,000	0.06
Exercised	-	-
Expired	(10,610,000)	(0.25)
Outstanding at December 31, 2016	101,825,000	$0.10

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

In conjunction with the issuance of convertible notes, during year ended December 31, 2016, the Company issued warrants to purchase 250,000 and 9,725,000 shares of common stock with an exercise price of $0.15 and $0.10 per share expiring three years from the date of issuance, respectively. Please see Note 9.

During the year ended December 31, 2016, the Company issued 75,000 common stock warrants in connection with services provided. The warrants are exercisable for three years from the date of issuance at an exercise price of $0.15 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 338.33%, risk free rate of 1.11% and expected life of 3.00 years. The determined estimated fair value of $1,860 was charged to operations during the year ended December 31 2016.

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

During the year ended December 31, 2016, the Company extended the life of previously issued warrants to purchase 8,000,000 shares of common stock by two years and reduced the exercise price from $0.15 per share to $0.10 per share in connection with the note extensions. Please see Note 9.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company's Series A convertible preferred stock issued at December 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	2,120,000	3.05	$0.50	1,120,000	$0.50
1.00	71,000	0.71	1.00	71,000	1.00
1.50	373,500	0.89	1.50	373,500	1.50
Total	2,564,500	2.67	$0.66	1,564,500	$0.76

Transactions involving the Company's preferred warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014	1,914,500	$0.66
Issued	705,000	0.61
Exercised	-
Canceled	(95,000)	1.00
Outstanding at December 31, 2015	2,524,500	0.65
Issued	40,000	1.50
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2016	2,564,500	$0.66

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

During the year ended December 31, 2016, the Company issued 40,000 Series A convertible preferred stock warrants in connection with services provided. The warrants are exercisable for three years from the date of issuance at exercise prices of $1.50 per preferred share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of underlying common stock of 343.24%, risk free rate of 0.88% and expected life of 3.00 years. The determined estimated fair value of $6,346 was charged to operations during the year ended December 31, 2016.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Options

The following table summarizes options outstanding and related prices for the shares of the Company's common stock issued at December 31, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	7,000,000	4.10	$0.015	2,000,000	$0.015
0.02	400,000	6.00	0.02	250,000	0.02
0.025	250,000	5.65	0.025	250,000	0.025
0.06	3,000,000	1.42	0.06	3,000,000	0.06
0.09	250,000	1.93	0.09	250,000	0.09
0.095	500,000	2.05	0.095	500,000	0.095
0.10	650,000	1.19	0.10	650,000	0.10
0.13	500,000	0.34	0.13	500,000	0.13
0.17	4,500,000	0.27	0.17	4,500,000	0.17
0.22	175,000	0.25	0.22	175,000	0.22
Total	17,225,000	2.35	$0.08	12,075,000	$0.10

Transactions involving the Company's option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014	17,045,434	$0.64
Issued	250,000	0.025
Exercised	-	-
Expired	(1,703,000)	(1.19)
Outstanding at December 31, 2015	15,592,434	0.67
Issued	4,150,000	0.02
Exercised	--	--
Expired	(2,517,434)	(3.09)
Outstanding at December 31, 2016	17,225,000	$0.08

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Total stock-based compensation expense for options for the year ended December 31, 2016 and 2015 amounted to $34,712 and $21,250, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation:

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim (as described in Part 1, Item 3 (under "Lawsuits from Noteholders") against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. A stipulation with respect to damages was entered by the Court on August 29, 2016 providing that the total outstanding principal and interest due the noteholder as of July 31, 2016 is $322,152. The noteholder is seeking an award of his attorneys' fees from the Court. No decision has been rendered by the Court with respect to noteholder's attorneys' fee claim.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Payroll and Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees' compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $100,000 at December 31, 2016 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Employment agreement

The Company entered into an employment agreement with Mr. Bellmare for a three year term commencing as of February 1, 2016, subject to automatic renewal for additional one-year periods unless written notice of non-renewal is provided by either party. Pursuant to the employment agreement, Mr. Bellmare has agreed to devote his full time to our business as Chief Operating Officer. The employment agreement provides that Mr. Bellmare is entitled to receive a base salary of $150,000, and an annual increase in such base salary based on meeting specified financial and performance milestones at the company. The employment agreement provides for termination by us upon death or disability (as defined therein) or for Cause (as defined therein). In the event the employment agreement is terminated by us within one year of a Change of Control (as defined therein) other than for Cause, Mr. Bellmare will be entitled to receive in a lump sum payment his base salary from the termination date until the one-year anniversary of such Change of Control. The employment agreement contains covenants (i) restricting the executive from engaging in any activities competitive with the business of our company during the term of the agreement and for a period of one year thereafter, and from soliciting our employees, customers and prospective customers for a period of one year after the termination of the agreement, (ii) prohibiting the executive from disclosing confidential information regarding our company and (iii) requiring that all intellectual property developed by the executive and relating to the business of our company constitutes our sole and exclusive property.

On May 15, 2016, the Company appointed Mr. Bellmare as Chief Executive Officer. At that time, Mr. Bellmare’s employment agreement was modified to increase his base salary to $210,000, grant Mr. Bellmare an additional 3M shares of the Company’s common stock and an option for an additional 2M shares of the Company’s common stock. All other terms of his employment contract dated 2/1/2016 remain the same.

On July 1, 2015, the Company issued Bruce Bellmare Consulting, an entity under the control of Mr. Bellmare, a warrant to acquire 4,500 Series A Convertible Preferred stock at an exercise price of $1.50 for for three years, vesting immediately at a fair value of $176.

On December 1, 2015, the Company issued Mr. Bellmare a warrant to acquire 9,000 Series A Convertible Preferred stock at an exercise price of $1.50 for for three years, vesting immediately at a fair value of $2,688.

On February 1, 2016, the Company issued Mr. Bellmare an option to acquire 2,000,000 shares of the Company’s common stock at an exercise price of $0.02 for seven years, vesting over three years at anniversary at a fair value of $39,999.

On May 16, 2016, the Company issued Mr. Bellmare an option to acquire 2,000,000 shares of the Company’s common stock at an exercise price of $0.015 for seven years, with market conditions (as defined) at a fair value of $39,999.

On September 30, 2016, the Company issued Mr. Bellmare 5,000,000 shares of the Company’s common stock at a fair value of $100,000.

Operating leases

The Company currently occupies office space at 1133 Westchester Avenue, Suite S-223, White Plains, NY 10604, under a short term lease with an unaffiliated third party. The monthly rent is $3,500 and can be terminated with a sixty day notice.

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 14 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016 and 2015, certain Company directors personally guarantee the Company's notes payable and its' bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $122,035 and $108,628 for the year ended December 31, 2016 and 2015, respectively.

Progress Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progress Advocates. For the year ended December 31, 2016 and 2015, the Company reimbursed approximately $289,000 and $3,800,000 in incurred costs, respectively. Included in accounts payable and accrued liabilities at December 31, 2016 and 2015 is $73,807 and $81,729, respectively.

NOTE 15 – NON CONTROLLING INTEREST

In December 2014, the Company organized Progress Advocates, LLC, a Delaware limited liability company for the purpose to provide services in the student loan document preparation industry. At the time of formation, Progress Advocates, LLC did not have any significant assets or liabilities. In connection with entering into the Progress Advocates LLC joint venture with LSH, LLC (minority owner), the Company issued to LSH, LLC two five-year warrants to purchase an aggregate of 1,500,000 shares of series A convertible preferred stock of Debt Resolve at an exercise price of $0.50 per preferred share..

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

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

A reconciliation of the non-controlling income (loss) attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2016:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$(315,007)	$141,695	$(5,863)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$(154,354)	$69,431	$(2,873)

Net loss attributable to non-controlling interest for the year ended December 31, 2015:

Progress Advocates, Inc.
Net loss	$(744,077)
Average Non-controlling interest percentage	49%
Net income (loss) attributable to the non-controlling interest	$(364,598)

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following table summarizes the changes in non-controlling interest from January 1, 2015 to December 31, 2016:

			Patient
	Progress	Student Loan	Online
	Advocates	Care, LLC	Services, Inc.	Total
Balance, January 1, 2015	$(42,373)	$-	$-	$(42,373)
Net loss attributable to the non-controlling interest	(364,598)	-	-	(364,598)
Balance, December 31, 2015	(406,971)	-	-	(406,971)
Net capital withdrawal by non-controlling interest	-	(64,739)	-	(64,739)
Net income (loss) attributable to the non-controlling interest	(154,354)	69,431	(2,873)	(87,796)
Balance, December 31, 2016	$(561,325)	$4,692	$(2,873)	$(559,506)

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2016	2015
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.8%	3.8%
Prior period provision	0%	0%
Stock Expirations	0%	0%
Other	(0.1)%	(0.1)%
Change in Valuation Allowance	(37.7)%	(37.7)%

DEBT RESOLVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The significant components of the deferred tax assets (liabilities) at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Deferred tax assets:
Stock Based Compensation	$1,236,475	$1,216,472
Net Operating Losses	12,798,602	12,251,334
Accrued payroll	311,678	218,654
Intangibles	2,733,398	2,738,614
Total deferred tax assets	17,080,153	16,425,074

Deferred tax liabilities:
Beneficial Conversion Feature	(85,190)	(40,147)
Total deferred tax liabilities	(85,190)	(40,147)

Valuation allowance	(16,994,963)	(16,384,927)
Net deferred tax assets	$-	$-

As of December 31, 2016 and 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $33.9 million and $32.5 million, respectively, which expire at various dates from 2024 through 2036. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company's U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the "Code") imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company's initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2014 to December 31, 2016 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. The periods from December 31, 2006 to December 31, 2013 are subject to examination up to the net operating loss.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 17 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2016, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

