Form 10-Q
period 2017-06-30
DEBT RESOLVE INC
filed 2017-08-14
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 14, 2017, 126,700,152 shares of the issuer’s Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$301,862	$593,101
Accounts receivable, net	1,971,598	3,913,945
Prepaid expenses	17,850	33,054
Total current assets	2,291,310	4,540,100

Long term assets:
Accounts receivable, net	6,609,628	3,060,190

Total assets	$8,900,938	$7,600,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$4,485,563	$4,178,384
Due to shareholders	289,451	303,721
Deferred revenue	1,997,615	1,442,949
Due to factor	7,265,363	6,162,722
Notes payable, current portion	659,311	686,083
Notes payable-related party, net of unamortized discount of $65,705 and $47,598 as of June 30, 2017 and December 31, 2016, respectively	1,085,016	828,123
Convertible Short-term notes, net of deferred debt discount of $91,472 and $39,667 as of June 30, 2017 and December 31, 2016, respectively	2,043,528	1,433,833
Lines of credit, related parties	409,339	459,337
Total current liabilities	18,235,186	15,495,152

Long term debt:
Notes payable, related party, net of unamortized debt discount of $0 and $51,370 as of June 30, 2017 and December 31, 2016, respectively	30,000	278,630
Convertible long-term notes, net of deferred debt discount of $19,363 and $162,841 as of June 30, 2017 and December 31, 2016, respectively	500,637	1,113,659
Total liabilities	18,765,823	16,887,441

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 126,700,152 and 121,264,809 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	126,700	121,265
Additional paid in capital	67,910,052	67,736,961
Accumulated deficit	(77,171,407)	(76,585,871)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(9,134,655)	(8,727,645)
Non-controlling interest	(730,230)	(559,506)
Total stockholders' deficiency	(9,864,885)	(9,287,151)

Total liabilities and stockholders' deficiency	$8,900,938	$7,600,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues:	$2,044,542	$347,830	$4,205,916	$1,005,474

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	547,612	300,912	1,196,743	615,566
Selling and marketing expenses	407,062	-	793,734	124,500
General and administrative expenses	855,083	458,585	1,631,100	1,200,133
Total costs and expenses	1,809,757	759,497	3,621,577	1,940,199

Income (loss) from operations	234,785	(411,667)	584,339	(934,725)

Other income (expense):
Gain on change in fair value of derivative liabilities	-	157,458	-	153,218
Interest expense	(393,699)	(197,240)	(828,978)	(448,949)
Amortization of debt discounts	(55,489)	(52,771)	(124,937)	(83,010)
Total other income (expense)	(449,188)	(92,553)	(953,915)	(378,741)

Net loss before provision for income taxes	(214,403)	(504,220)	(369,576)	(1,313,466)

Income tax (benefit)	-	-	-	-

Net loss	(214,403)	(504,220)	(369,576)	(1,313,466)

Net (income) loss attributable to non-controlling interest	(65,211)	98,589	(215,960)	284,118

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(279,614)	$(405,631)	$(585,536)	$(1,029,348)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	126,689,163	104,612,082	124,964,204	104,612,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
SIX MONTHS ENDED JUNE 30, 2017

	Common stock		Additional Paid In	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2016	121,264,809	$121,265	$67,736,961	$(76,585,871)	$(559,506)	$(9,287,151)
Common shares issued upon in conversion of notes payable and accrued interest	3,685,343	3,685	106,080	-	-	109,765
Common stock issued for services	1,750,000	1,750	21,000	-	-	22,750
Fair value of warrants issued for services	-	-	29,628	-	-	29,628
Fair value of vesting options issued to employees for services	-	-	16,383	-	-	16,383
Capital withdrawal by non-controlling interest	-	-	-	-	(386,684)	(386,684)
Net loss	-	-	-	(585,536)	215,960	(369,576)
Balance, June 30, 2017 (unaudited)	126,700,152	$126,700	$67,910,052	$(77,171,407)	$(730,230)	$(9,864,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(369,576)	$(1,313,466)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discounts	124,937	83,010
Bad debts	785,756	230,245
Stock based compensation	68,761	154,079
Change in fair value of derivative liability	-	(153,218)
Loss on warrant modifications	-	31,346
Changes in operating assets and liabilities:
Accounts receivable	(2,392,847)	656,631
Prepaid expenses	15,204	20,912
Accounts payable and accrued liabilities	321,943	465,513
Deferred revenue	554,666	(221,153)
Net cash (used in) operating activities	(891,156)	(46,101)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from shareholders	(14,270)	58,625
Net proceeds (repayments) to factor	1,102,641	(481,023)
(Repayments) proceeds from short term notes		129,723
(Repayments) proceeds from short term notes, related party	(25,000)	38,785
Net repayments from line of credit, related parties	(49,998)	-
Repayments of short term notes	(26,772)	-
Proceeds from long term notes	-	272,000
Distributed capital to non-controlling interest	(386,684)	56,761
Net cash provided by financing activities	599,917	74,871

Net (decrease) increase in cash and cash equivalents	(291,239)	28,770
Cash at beginning of period	593,101	30,480

Cash at end of period	$301,862	$59,250

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$33,822	$12,933
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$-	$16,619
Convertible notes issued for settlement of accounts payable	$-	$75,000
Convertible notes issued for settlement of compensation	$-	$75,000
Reclassification on non-recourse financing agreement to full recourse agreement	$-	$1,128,701
Common stock issued in settlement of convertible notes and accrued interest	$109,765	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2016 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The non-controlling interest represents the minority owners' share of its net operating results.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2017 and December 31, 2016, the Company had deferred revenues of $1,997,615 and $1,442,949, respectively.

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

JUNE 30, 2017

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.

Generally, the Company’s cash and cash equivalents in non-interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

The Company extends credit to large, mid-size and small companies for collection services. The Company did not have a concentration in receivables in 2017 or 2016. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of June 30, 2017 and December 31, 2016, allowance for doubtful accounts was $1,856,838 and $1,622,208, respectively.

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

The computation of basic and diluted income (loss) per share as of June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Convertible notes payable	58,228,077	59,271,667
Options to purchase common stock	12,050,000	17,742,434
Warrants to purchase common stock	100,025,000	108,225,000
Warrants to purchase Series A preferred stock	23,295,000	25,245,000
Totals	193,598,077	210,484,101

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2017, there were outstanding stock options to purchase 12,050,000 shares of common stock, 9,233,334 shares of which were vested.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2017 and 2016 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2017 and 2016 related to losses incurred during such periods.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $585,536 for the six months ended June 30, 2017. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $15,943,876 as of June 30, 2017. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of June 30, 2017 and December 31, 2016, the Company’s accounts receivable was $8,581,226 and $6,974,135, net of allowance for doubtful accounts of $1,856,838 and $1,622,208, respectively.

The Company’s majority owned subsidiaries, Progress Advocates LLC and Student Loan Care, LLC entered into factoring agreements which had certain provisions that factor advances were based on a recourse basis. The Progress Advocates’ recourse agreements provide for the Company to receive an advance of between 30% - 96% of any accounts receivable that it factors with 62% - 0% held in reserve. The average amount received from these recourse agreements was 50.9% and the average amount reserved was 42.1%. The factoring agreements also provide for discount fees of 4% - 8% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreements may be terminated by either party at any time and will continue unless either party formally cancels.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The Company’s majority owned subsidiary, Student Loan Care LLC, entered into a similar recourse factoring agreement during the second quarter of 2016. This agreement provides for the Company to receive an advance of between 45% - 90% of any accounts receivable that it factors with 45% - 5% held in reserve. The average amount received was 64% and the average amount reserved was 30%. The factoring agreement also provides for discount fees of 3% - 6% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of June 30, 2017 and December 31, 2016, the Company’s outstanding obligation under the factoring agreements was $7,265,363 and $6,162,722, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2017 and December 31, 2016 are comprised of the following:

	June 30, 2017	December 31, 2016
Accounts payable	$834.243	$698,435
Accrued interest	2,664,830	2,419,165
Payroll and related accruals, net of advance to employees	986,490	1,060,784
Total	$4,485,563	$4,178,384

NOTE 6 – NOTES PAYABLE

As of June 30, 2017 and December 31, 2016, short term notes are as follows:

	June 30, 2017	December 31, 2016
Note payable, dated June 1, 2015, in default	41,667	41,667
Note payable, dated July 2, 2015, in default	12,500	12,500
Note payable, dated August 28, 2015, in default	32,967	32,967
Note payable, dated December 17, 2015, in default	50,000	50,000
Note payable, dated January 13, 2016, in default	50,000	50,000
Note payable, dated February 16, 2016, in default	25,000	25,000
Note payable, dated July 14, 2016	47,000	47,000
Equitable promissory note, dated March 1, 2016	22,310	49,082
Investor notes payable, 12% per annum, in default	377,867	377,867
Total	659,311	686,083
Less current portion	659,311	686,083
Long term portion	$-0-	$-0-

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of June 30, 2017 and December 31, 2016, notes payable, related parties are as follows:

	June 30, 2017	December 31, 2016
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013, in default	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013, in default	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014, in default	25,000	25,000
Convertible note payable, dated February 28, 2014	200,000	200,000
Convertible note payable, dated April 24, 2014	25,000	25,000
Convertible note payable, dated November 7, 2014	25,000	25,000
Convertible notes payable, dated December 4, 2014, in default	50,000	50,000
Note payable, dated January 25, 2015, in default	25,000	25,000
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $-0- and $391, respectively, in default	50,000	49,609
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $0 and $199, respectively	20,000	19,801
Note payable, dated June 18, 2015, in default	25,000	25,000
Note payable, dated July 13, 2015, in default	12,500	12,500
Note payable, dated August 5, 2015, in default	25,000	25,000
Note payable, dated August 19, 2015, in default	50,000	50,000
Convertible note payable, dated May 15, 2016, net of unamortized debt discount of $32,774 and $51,370, respectively	42,226	23,630
Note payable, dated June 9, 2016	15,000	15,000
Note payable, dated June 22, 2016	30,000	30,000
Note payable, dated June 30, 2016	25,000	25,000
Notes payable, dated September 28, 2016, net of unamortized debt discount of $32,931 and $47,008, respectively	67,069	77,992
Total	1,115,016	1,106,753
Less current portion	(1,085,016)	(828,123)
Long term portion	$30,000	$278,630

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

For the three and six months ended June 30, 2017, the Company amortized $16,490 and $33,263 of debt discount to operations as interest expense. For the three and six months ended June 30, 2016, the Company amortized $6,516 and $10,821 of debt discount to operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of June 30, 2017 and December 31, 2016 was $397,485 and $337,020, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded interest expense of $55,677 and $50,336, respectively, in connection with the notes payable to related parties.

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company’s board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of June 30, 2017 and December 31, 2016, the outstanding balance on this loan was $258,339 and 308,337, respectively.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of June 30, 2017 and December 31, 2016 was $146.395 and $137,409, respectively.

As of June 30, 2017 and December 31, 2016, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the six months ended June 30, 2017 and 2016, the Company recorded $8,985 and $8,986, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	June 30, 2017	December 31, 2016
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes	750,000	750,000
Bridge 2015 Convertible Notes, net of unamortized debt discount of $8,909 and $27,685, respectively	266,091	297,315
Bridge 2016 Convertible Notes, net of unamortized debt discount of $4,879 and $8,901, respectively	67,121	63,099
Bridge 2 (2016) Convertible Notes, net of unamortized debt discount of $97,047 and $153,940, respectively	152,953	96,060
Convertible promissory notes, net of unamortized debt discount of $11,982	-	33,018
Total	2,544,165	2,547,492
Less: Current portion	(2,043,528)	(1,433,833)
Long term portion	$500,637	$1,113,659

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

During the six months ended June 30, 2017, the Company issued an aggregate of 3,685,343 shares of its common stock in settlement of $95,000 of convertible notes payable and $14,765 accrued interest.

For the six months ended June 30, 2017 and 2016, the Company amortized $91,674 and $72,188 of debt discount to current period operations as interest expense.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2017 and December 31, 2016, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which none are issued and outstanding as of June 30, 2017 and December 31, 2016. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At June 30, 2017, and December 31, 2016, the Company has authorized 500,000,000 shares of common stock, par value $0.001, of which 126,700,152 and 121,264,809 are issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, the Company issued 1,750,000 shares of its common stock for services valued at $22,750.

NOTE 11 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2017:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	88,650,000	3.10	$0.08	58,650,000	$0.10
0.11 to 0.20	7,875,000	0.72	0.15	7,875,000	0.15
0.21 to 0.30	3,500,000	0.22	0.25	3,500,000	0.25
Total	100,025,000	2.81	$.09	70,025,000	$0.11

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Transactions involving the Company’s warrant issuance for the six months ended June 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	101,825,000	0.10
Issued	2,000,000	0.08
Exercised	-	-
Expired	(3,800,000)	(0.23)
Outstanding at June 30, 2017	100,025,000	$0.09

During the six months ended June 30, 2017, the Company issued 1,000,000 common stock warrants in connection with services provided. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 339.59%, risk free rate of 1.87% and expected life of 5.00 years. The determined estimated fair value of $14,996 was charged to operations during the six months ended June 30 2017.

During the six months ended June 30, 2017, the Company issued 1,000,000 common stock warrants in connection with services provided. The warrants are exercisable till August 7, 2019 at an exercise price of $0.10 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 339.59%, risk free rate of 1.29% and expected life of 2.29 years. The determined estimated fair value of $14,632 was charged to operations during the six months ended June 30 2017.

Total stock-based compensation expense for warrants for the six months ended June 30, 2017 and 2016 amounted to $29,628 and $1,860, respectively.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s Series A convertible preferred stock issued at June 30, 2017:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	2,120,000	2.55	$0.50	1,120,000	$0.50
1.00	36,000	0.57	1.00	36,000	1.00
1.50	173,500	1.03	1.50	173,500	1.50
Total	2,329,500	2.41	$0.58	1,329,500	$0.64

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Transactions involving the Company’s preferred warrant issuance for the six months ended June 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	2,564,500	0.66
Issued	-	-
Exercised	-	-
Expired	(235,000)	1.42
Outstanding at June 30, 2017	2,329,500	$0.58

Options

The following table summarizes options outstanding and related prices for the shares of the Company’s common stock issued at June 30, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.015	7,000,000	3.60	$0.015	4,333,334	$0.015
0.02	400,000	5.50	0.02	250,000	0.02
0.025	250,000	5.15	0.025	250,000	0.025
0.06	3,000,000	0.92	0.06	3,000,000	0.06
0.09	250,000	1.43	0.09	250,000	0.09
0.095	500,000	1.55	0.095	500,000	0.095
0.10	650,000	0.69	0.10	650,000	0.10
Total	12,050,000	1.85	$0.036	9,233,334	$0.045

Transactions involving the Company’s option issuance for the six months ended June 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	17,225,000	0.08
Issued	-	--
Exercised	--	--
Expired	(5,175,000)	0.17
Outstanding at June 30, 2017	12,050,000	$0.036

Total stock-based compensation expense for options for the six months ended June 30, 2017 and 2016 amounted to $16,383 and $7,500, respectively.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation:

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim (as described in Part 1, Item 3 (under "Lawsuits from Noteholders") against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. A stipulation with respect to damages was entered by the Court on August 29, 2016 providing that the total outstanding principal and interest due the noteholder as of July 31, 2016 is $322,152. The noteholder is seeking an award of his attorneys' fees from the Court. On April 20, 2017, the Court awarded the plaintiff $115,516 in attorney’s fees and costs, therefore the Company has accrued, as of June 30, 2017, the liability which is included as accounts payable and accrued expenses in the accompanying financial statements. On May 4, 2017, the Company was notified that this claim became property of the Noteholder’s bankruptcy estate which was converted to chapter 7. The Company’s counsel has been in contact with the chapter 7 trustee.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Payroll and Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees’ compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $52,500 at June 30, 2017 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. All payments have been made and the IRS liability has been satisfied. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, certain Company directors personally guarantee the Company’s notes payable and its’ bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $64,662 and $59,371 for the six months ended June 30, 2017 and 2016, respectively.

Progress Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progress Advocates. For the three and six months ended June 30, 2017 and 2016, the Company reimbursed approximately $-0- and $289,311 in incurred costs, respectively. Included in accounts payable and accrued liabilities at June 30, 2017 and December 31, 2016 is $73,807 and $73,807, respectively.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

A reconciliation of the non-controlling income (loss) attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended June 30, 2017:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$90,508	$42,892	$(317)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$44,349	$21,017	$(155)

Net loss attributable to non-controlling interest for the six months ended June 30, 2017:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$(71,111)	$512,681	$(835)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$(34,844)	$251,213	$(409)

Net loss attributable to non-controlling interest for the three months ended June 30, 2016:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$(24,591)	$(170,305)	$(6,305)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$(12,051)	$(83,449)	$(3,089)

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Net loss attributable to non-controlling interest for the six months ended June 30, 2016:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$(403,223)	$(170,305)	$(6,305)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$(197,580)	$(83,449)	$(3,089)

The following table summarizes the changes in non-controlling interest from January 1, 2017 to June 30, 2017:

			Patient
	Progress	Student Loan	Online
	Advocates	Care, LLC	Services, Inc.	Total
Balance, December 31, 2016	(561,325)	4,692	(2,873)	(559,506)
Net capital withdrawal by non-controlling interest	-	(386,684)	-	(386,684)
Net income (loss) attributable to the non-controlling interest	(34,844)	251,213	(409)	215,960
Balance, June 30, 2017	$(596,169)	$(130,779)	$(3,282)	$(730,230)

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent events, we have analyzed our operations subsequent to June 30, 2017, through the date financial statements were available to be issued, and have determined that there were no material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Growth Strategy Update

During the quarter ending June 30, 2017, significant progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

•

Student Loan Care LLC was launched in June 2016 and has already established itself as a financially viable company. This new joint venture is a partnership with Hutton Ventures LLC., a California based company with extensive experience in the federal student loan document preparation industry. The business model for Student Loan Care, specifically addresses the issues of high marketing costs and customer churn, both of which were significant negative impacts on the Company’s majority owned joint venture, Progress Advocates LLC. From its first month of operation in June 2016, Revenue grew every month from $104,818 in June, to $1,888,389 in the quarter ending June 30, 2017. Over the same period, operating income turned positive and grew every month from ($170,305) June 30, 2016 to $42,892 in the quarter ending June 30, 2017. The operating income from the recent quarter was adversely effected by a $478,676 provision for future bad debt arising from the financing of Student Loan Care fees. Operating margins were positive for the last twelve months, growing sequentially to 24% of sales.

While year over year growth continued its rapid pace, month over month results were essentially flat. This was a result of seasonality in the direct mail industry that slowed response rates to our marketing campaigns. Industry veterans confirmed a reduction in response rates industry wide from April to mid-May.

To enhance the sales efforts, in November 2016, Student Loan Care contracted with a non-related party to test a relationship as a sales affiliate. In this role, the affiliate will provide an external sales team to function as Student Loan Care salespeople. Each will be remotely integrated into the Student Loan Care sales infrastructure and will generate Student Loan Care sales for which the affiliate will be paid a sales commission. Early tests during the fourth quarter indicate this sales model can generate sales with only a modest 10% increase in customer acquisition cost. The test was expanded with the signing of two sales affiliate companies. In May, an evaluation of the affiliate sales test indicates the cost of training and integration into the Student loan Care process was not yielding enough new revenue to justify further deployment. Our test may have been exasperated by the marketing response slowdown noted above. It was therefore decided to stop providing marketing leads to the affiliates and focus sales efforts through our internal team. With an expansion of our marketing efforts and greater commitment to Student Loan Care quality by affiliate management, we anticipate re-testing this concept in the fall 0f 2017.

•

Progress Advocates continues to support its current customers as it evaluates other business options. As previously reported in both the Company’s 2015 Form 10-K and Form 10-Q for the quarter ending March 31, 2016, the Company suspended all marketing and sales activities during February of 2016. After continued discussions with our joint venture partner who was also the operator of Progress Advocates, the Company reached the conclusion that the changes necessary to reach profitability were not going to be made by our partner. By the beginning of 2016, it was evident that high marketing and sales costs, along with a higher than expected default of customer payments, resulted in a business cost structure that was unsupportable by current revenues. Progress Advocates will continue to support its current customers and provide to them all contracted services. Progress Advocates has initiated discussions to explore the sale of its loan portfolio. Initial response has been positive. However, no offers have been made to indicate the relative market value of this asset.

21

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the small business to consumer debt negotiation and collection space. As resources were diverted to support the launch and development of Student loan Care LLC (see above), the development effort on Settl.it/Pro was postponed to the second quarter of 2017. A soft launch of this small business product is scheduled for September 2017.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Revenues totaled $2,044,542 and $347,830 for the three months ended June 30, 2017 and 2016, respectively. We earned revenue during the three months ended June 30, 2017 and 2016 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Student Loan Care, LLC of $1,888,389 for the three month ending June 30, 2017 as compared to $104,818 for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $547,612 for the three months ended June 30, 2017, as compared to $300,912 for the three months ended June 30, 2016, an increase of $246,700. The increase is primarily related to our Student Loan Care subsidiary which started in June 2016, offset by the winding down of our Progress Advocates subsidiary. Stock based compensation was $46,570 and $107,358 for the three months ended June 30, 2017 and 2016, respectively.

Selling and marketing expenses. Selling and marketing expenses increased from $-0- for the three months ended June 30, 2016 to $407,062 for the same period in 2017. The significant increase is due to the increased sales and marketing activities of Student Loan Care LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $855,083 for the three months ended June 30, 2017, as compared to $458,585 for the three months ended June 30, 2016, a an increase of $396,498. The most significant increase was due to increased costs associated with Student Loan Care, LLC, net with a decrease due to Progressive Advocates, LLC as compared to 2016.

Loss on change in fair value of derivative liabilities. In 2016, we issued convertible promissory notes with certain embedded derivatives, as such, any issued convertible instruments issued subsequently require us to fair value the conversion feature as derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. For the three months ended June 30, 2016, we incurred a $157,458 gain on change in fair value of our derivative liabilities. On August 17, 2016, we eliminated the embedded derivatives through note amendments.

Interest (expense). We recorded interest expense of $393,699 for the three months ended June 30, 2017 compared to interest expense of $197,240 for the three months ended June 30, 2016. Interest expense increased primarily from our financing of accounts receivable with Student Loan Care, LLC.

Amortization of deferred debt discount. Amortization expense of $55,489 and $52,771 was incurred for the three months ended June 30, 2017 and 2016, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in latter part of 2016.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Revenues totaled $4,205,916 and $1,005,474 for the six months ended June 30, 2017 and 2016, respectively. We earned revenue during the six months ended June 30, 2017 and 2016 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Student Loan Care, LLC of $3,875,933 for the six month ending June 30, 2017 as compared to $104,818 for the same period last year. To offset this revenue gain, our majority owned subsidiary, Progress Advocates is winding down and had revenues of $309,533 and $839,464 in the six months ending June 30, 2017 and 2016, respectively.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $1,196,743 for the six months ended June 30, 2017, as compared to $615,566 for the six months ended June 30, 2016, an increase of $581,177. The increase is primarily related to our Student Loan Care subsidiary which started in June 2016, offset by the winding down of our Progress Advocates subsidiary. Stock based compensation was $68,761 and $154,079 for the six months ended June 30, 2017 and 2016, respectively.

Selling and marketing expenses. Selling and marketing expenses increased from $124,500 for the six months ended June 30, 2016 to $793,734 for the same period in 2017. The significant increase is due to the increased sales and marketing activities of Student Loan Care LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $1,631,100 for the six months ended June 30, 2017, as compared to $1,200,133 for the six months ended June 30, 2016, a an increase of $430,967. The most significant increase was due to increased costs associated with Student Loan Care, LLC, net with a decrease due to Progressive Advocates, LLC as compared to 2016.

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

Interest (expense). We recorded interest expense of $828,978 for the six months ended June 30, 2017 compared to interest expense of $448,949 for the six months ended June 30, 2016. Interest expense increased primarily from our financing of accounts receivable with Student Loan Care, LLC.

Amortization of deferred debt discount. Amortization expense of $124,937 and $83,010 was incurred for the six months ended June 30, 2017 and 2016, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in latter part of 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $15,943,876 and cash and cash equivalents totaling $301,862. We reported a net loss of $585,536 for the six months ended June 30, 2017. Net cash used in operating activities was $891,156 for the six months ended June 30, 2017. Cash flow provided by financing activities was $599,917 for the six months ended June 30, 2017. As of December 31, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,955,052 and cash and cash equivalents totaling $593,101.

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

As of June 30, 2017 and December 31, 2016, the Company's accounts receivable was $10,438,064 and $8,596,343 and the allowance for doubtful accounts was $1,856,838 and $1,622,208, respectively.

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

Management believes that its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 are fairly presented, in all material respects, its financial condition and results of operations. During the three months ended June 30, 2017, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2010, the investor was paid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of June 30, 2017. As of June 30, 2017, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at June 30, 2017. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2015 and 2016, the Company extended for 18 months $837,000 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at June 30, 2017. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt and in 2016 extended $75,000 till May/June 2018.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of June 30, 2017. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt and in 2016 extended $5,000 till July 2018.

During the year ended December 31, 2014, the Company issued an aggregate of $1,050,000 of 2014 Bridge Convertible Notes with an interest rate of 10% due two years from the date of issuance of which $1050, 000 remains as of June 30, 2017. The interest accrues and is payable at maturity. The conversion price is set at $0.05 per share. In 2016, the Company extended $775,000 of the outstanding debt till May-October 2018. As of June 30, 2017, $275,000 of the notes has matured and is in default at this time.

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

DEBT RESOLVE, INC.

Dated: August 14, 2017	By:	/s/ Bruce E. Bellmare
Bruce E. Bellmare
Chief Executive Officer/Principal Accounting Officer (Principal executive officer/Principal accounting officer)

