Form 10-Q
period 2017-09-30
DEBT RESOLVE INC
filed 2017-11-13
CIK 1106645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

Commission File No.: 1-33110

DEBT RESOLVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0889197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Saw Mill River, 2nd Floor Hawthorne, New York	10532-1549
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 13, 2017, 126,950,152 shares of the issuer’s Common Stock were outstanding.

DEBT RESOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$15,449	$593,101
Accounts receivable, net	3,189,262	3,913,945
Prepaid expenses	18,560	33,054
Total current assets	3,223,271	4,540,100

Long term assets:
Accounts receivable, net	5,297,380	3,060,190

Total assets	$8,520,651	$7,600,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$4,694,292	$4,178,384
Due to shareholders	309,967	303,721
Deferred revenue	1,908,052	1,442,949
Due to factor	7,122,174	6,162,722
Notes payable, current portion	645,924	686,083
Notes payable-related party, net of unamortized discount of $49,098 and $47,598 as of September 30, 2017 and December 31, 2016, respectively	1,131,623	828,123
Convertible Short-term notes, net of deferred debt discount of $67,646 and $39,667 as of September 30, 2017 and December 31, 2016, respectively	2,462,354	1,433,833
Lines of credit, related parties	392,673	459,337
Total current liabilities	18,667,059	15,495,152

Long term debt:
Notes payable, related party, net of unamortized debt discount of $0 and $51,370 as of September 30, 2017 and December 31, 2016, respectively	30,000	278,630
Convertible long-term notes, net of deferred debt discount of $5,134 and $162,841 as of September 30, 2017 and December 31, 2016, respectively	119,866	1,113,659
Total liabilities	18,816,925	16,887,441

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated; -0- shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 126,950,152 and 121,264,809 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	126,950	121,265
Additional paid in capital	67,936,664	67,736,961
Accumulated deficit	(77,552,668)	(76,585,871)
Stockholders' deficiency attributable to Debt Resolve, Inc.	(9,489,054)	(8,727,645)
Non-controlling interest	(807,220)	(559,506)
Total stockholders' deficiency	(10,296,274)	(9,287,151)

Total liabilities and stockholders' deficiency	$8,520,651	$7,600,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues:	$955,819	$1,336,870	$5,161,735	$2,342,344

Costs and expenses:
Payroll, payroll taxes, penalties and related expenses	487,637	598,941	1,684,380	1,214,507
Selling and marketing expenses	227,372	262,562	1,021,106	387,062
General and administrative expenses	430,572	483,783	2,061,672	1,683,916
Total costs and expenses	1,145,581	1,345,286	4,767,158	3,285,485

Income (loss) from operations	(189,762)	(8,416)	394,577	(943,141)

Other income (expense):
(Loss) gain on change in fair value of derivative liabilities	-	(122,901)	-	30,317
Interest expense	(209,739)	(296,582)	(1,038,717)	(745,531)
Amortization of debt discounts	(54,662)	(69,545)	(179,599)	(152,555)
Total other income (expense)	(264,401)	(489,028)	(1,218,316)	(867,769)

Net loss before provision for income taxes	(454,163)	(497,444)	(823,739)	(1,810,910)

Income tax (benefit)	-	-	-	-

Net loss	(454,163)	(497,444)	(823,739)	(1,810,910)

Net loss (income) attributable to non-controlling interest	72,902	(61,161)	(143,058)	222,957

NET LOSS ATTRIBUTABLE TO DEBT RESOLVE, INC.	$(381,261)	$(558,605)	$(966,797)	$(1,587,953)

Net loss per common share -basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	126,950,152	107,553,862	125,765,330	105,599,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2017

	Common stock		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2016	121,264,809	$121,265	$67,736,961	$(76,585,871)	$(559,506)	$(9,287,151)
Common shares issued upon in conversion of notes payable and accrued interest	3,685,343	3,685	106,080	-	-	109,765
Common stock issued for services	2,000,000	2,000	25,000	-	-	27,000
Fair value of warrants issued for services	-	-	43,328	-	-	43,328
Fair value of vesting options issued to employees for services	-	-	25,295	-	-	25,295
Capital withdrawal by non-controlling interest	-	-	-	-	(390,772)	(390,772)
Net (loss) income	-	-	-	(966,797)	143,058	(823,739)
Balance, September 30, 2017 (unaudited)	126,950,152	$126,950	$67,936,664	$(77,552,668)	$(807,220)	$(10,296,274)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(823,739)	$(1,810,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	179,599	152,555
Bad debts	909,296	274,085
Stock based compensation	95,623	244,200
Change in fair value of derivative liability	-	(30,317)
Loss on warrant modifications	-	37,447
Loss on debt modifications	-	34,145
Changes in operating assets and liabilities:
Accounts receivable	(2,421,803)	(126,400)
Prepaid expenses	14,494	18,082
Accounts payable and accrued liabilities	530,672	748,843
Deferred revenue	465,103	(128,916)
Net cash (used in) operating activities	(1,050,755)	(587,186)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from shareholders	6,246	45,006
Net proceeds (repayments) to factor	959,452	95,295
Proceeds from short term notes	-	163,337
Proceeds from short term notes, related party	5,000	130,443
Net repayments from line of credit, related parties	(66,664)	-
Repayments of short term notes	(40,159)	-
Proceeds from long term notes	-	342,000
Distributed capital to non-controlling interest	(390,772)	(84,325)
Net cash provided by financing activities	473,103	691,756

Net (decrease) increase in cash and cash equivalents	(577,652)	104,570
Cash at beginning of period	593,101	30,480

Cash at end of period	$15,449	$135,050

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$40,385	$20,020
Cash paid during period for taxes	$-	$-

Non-cash financing and investing transactions:
Beneficial conversion feature on convertible notes	$-	$22,167
Convertible notes issued for settlement of accounts payable	$-	$75,000
Convertible notes issued for settlement of compensation	$-	$75,000
Reclassification of derivative liability to equity upon debt modification	$-	$327,905
Reclassification on non-recourse financing agreement to full recourse agreement	$-	$1,128,701
Common stock issued in settlement of convertible notes and accrued interest	$109,765	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the consolidated December 31, 2016 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The non-controlling interest represents the minority owners' share of its net operating results.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The Company defers any revenue for which the product or service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2017 and December 31, 2016, the Company had deferred revenues of $1,908,052 and $1,442,949, respectively.

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

SEPTEMBER 30, 2017

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.

Generally, the Company’s cash and cash equivalents in non-interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

The Company extends credit to large, mid-size and small companies for collection services. The Company did not have a concentration in receivables in 2017 or 2016. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of September 30, 2017 and December 31, 2016, allowance for doubtful accounts was $1,818,306 and $1,622,208, respectively.

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

The computation of basic and diluted income (loss) per share as of September 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Convertible notes payable	58,228,077	63,978,077
Options to purchase common stock	13,300,000	18,742,434
Warrants to purchase common stock	99,525,000	104,575,000
Warrants to purchase Series A preferred stock	21,845,000	25,645,000
Totals	192,898,077	212,940,511

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2017, there were outstanding stock options to purchase 13,300,000 shares of common stock, 9,283,334 shares of which were vested.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2017 and 2016 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2017 and 2016 related to losses incurred during such periods.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $966,797 for the nine months ended September 30, 2017. Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $15,748,156 as of September 30, 2017. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DUE TO FACTOR

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. As of September 30, 2017 and December 31, 2016, the Company’s accounts receivable was $8,486,642 and $6,974,135, net of allowance for doubtful accounts of $1,818,306 and $1,622,208, respectively.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

The Company’s majority owned subsidiary, Student Loan Care LLC, entered into a similar recourse factoring agreement during the second quarter of 2016. This agreement provides for the Company to receive an advance of between 45% - 90% of any accounts receivable that it factors with 45% - 5% held in reserve. The average amount received was 64% and the average amount reserved was 30%. The factoring agreement also provides for discount fees of 3% - 6% of the face value of any accounts receivable factored, plus additional charges for other transaction fees. The agreement may be terminated by either party at any time and will continue unless either party formally cancels. As of September 30, 2017 and December 31, 2016, the Company’s outstanding obligation under the factoring agreements was $7,122,174 and $6,162,722, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016 are comprised of the following:

	September 30, 2017	December 31, 2016
Accounts payable	$915,977	$698,435
Accrued interest	2,794,985	2,419,165
Payroll and related accruals, net of advance to employees	983,330	1,060,784
Total	$4,694,292	$4,178,384

NOTE 6 – NOTES PAYABLE

As of September 30, 2017 and December 31, 2016, short term notes are as follows:

	September 30, 2017	December 31, 2016
Note payable, dated June 1, 2015, in default	41,667	41,667
Note payable, dated July 2, 2015, in default	12,500	12,500
Note payable, dated August 28, 2015, in default	32,967	32,967
Note payable, dated December 17, 2015, in default	50,000	50,000
Note payable, dated January 13, 2016, in default	50,000	50,000
Note payable, dated February 16, 2016, in default	25,000	25,000
Note payable, dated July 14, 2016	47,000	47,000
Equitable promissory note, dated March 1, 2016	8,923	49,082
Investor notes payable, 12% per annum, in default	377,867	377,867
Total	645,924	686,083
Less current portion	645,924	686,083
Long term portion	$-0-	$-0-

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

As of September 30, 2017 and December 31, 2016, notes payable, related parties are as follows:

	September 30, 2017	December 31, 2016
Convertible note payable dated July 22, 2010, in default	$15,000	$15,000
Note payable dated January 14, 2011, in default	6,000	6,000
Note payable dated April 14, 2011, in default	25,000	25,000
Note payable dated April 15, 2011, in default	25,000	25,000
Note payable dated January 18, 2012, in default	5,000	5,000
Note payable dated January 20, 2012, in default	5,000	5,000
Note payable dated May 21, 2012, in default	15,000	15,000
Note payable dated May 30, 2012, in default	20,000	20,000
Series A Convertible note, in default	20,000	20,000
Convertible notes payable, dated July 6, 2012, in default	30,000	30,000
Convertible note payable, dated July 10, 2012, in default	15,000	15,000
Note payable, dated September 14, 2012, in default	6,000	6,000
Convertible note payable, dated September 7, 2012, in default	43,000	43,000
Convertible note payable, dated October 4, 2012, in default	50,000	50,000
Convertible note payable, dated September 5, 2013, in default	10,000	10,000
Convertible note payable, dated September 16, 2013, in default	3,000	3,000
Note payable dated September 17, 2013, in default	5,221	5,221
Note payable, dated October 24, 2013, in default	30,000	30,000
Note payable, dated November 7, 2013	40,000	40,000
Note payable. dated December 6, 2013, in default	5,000	5,000
Note payable, dated December 18, 2013	30,000	30,000
Note payable, dated January 9, 2014, in default	25,000	25,000
Convertible note payable, dated February 28, 2014	200,000	200,000
Convertible note payable, dated April 24, 2014	25,000	25,000
Convertible note payable, dated November 7, 2014	25,000	25,000
Convertible notes payable, dated December 4, 2014, in default	50,000	50,000
Note payable, dated January 25, 2015, in default	25,000	25,000
Convertible note payable, dated March 3, 2015, net of unamortized debt discount of $-0- and $391, respectively, in default	50,000	49,609
Convertible note payable, dated May 12, 2015, net of unamortized debt discount of $0 and $199, respectively	20,000	19,801
Note payable, dated June 18, 2015, in default	25,000	25,000
Note payable, dated July 13, 2015, in default	12,500	12,500
Note payable, dated August 5, 2015, in default	25,000	25,000
Note payable, dated August 19, 2015, in default	50,000	50,000
Convertible note payable, dated May 15, 2016, net of unamortized debt discount of $23,322 and $51,370, respectively	51,678	23,630
Note payable, dated June 9, 2016	15,000	15,000
Note payable, dated June 22, 2016	30,000	30,000
Note payable, dated June 30, 2016	25,000	25,000
Notes payable, dated September 28, 2016, net of unamortized debt discount of $25,776 and $47,008, respectively	74,224	77,992
Note payable, dated August 31, 2017	15,000	-
Note payable, dated September 19, 2017	15,000	-
Total	1,161,623	1,106,753
Less current portion	(1,131,623)	(828,123)
Long term portion	$30,000	$278,630

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

On August 31, 2017, a stockholder loaned $15,000 (unsecured) to the Company due August 31, 2018 with interest at 10% per annum, paid monthly beginning January 2018 and principal payments beginning June 2018.

On September 19, 2017, a stockholder loaned $15,000 (unsecured) to the Company due September 19, 2018 with interest at 12% per annum, paid monthly beginning October 2016 and principal payments beginning July 2018.

For the three and nine months ended September 30, 2017, the Company amortized $16,607 and $49,870 of debt discount to operations as interest expense. For the three and nine months ended September 30, 2016, the Company amortized $11,098 and $21,919 of debt discount to operations as interest expense.

Total unpaid accrued interest on the notes payable to related parties as of September 30, 2017 and December 31, 2016 was $418,844 and $337,020, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $81,824 and $77,101, respectively, in connection with the notes payable to related parties.

NOTE 8 – LINE OF CREDIT- RELATED PARTY

On January 25, 2015, the Company issued an unsecured promissory note to certain members of the Company’s board of directors who provided the Company a line of credit up to $400,000 for working capital over a term of four years with an annualized interest rate of 5.25%. The promissory note is due 30 days upon written demand however, the Company is obligated to make monthly payments of principal and interest necessary to meet the minimal monthly principal and interest payments required by the bank on loans the lenders obtained to provide the financing. As of September 30, 2017 and December 31, 2016, the outstanding balance on this loan was $241,673 and $308,337, respectively.

On September 24, 2009, the Company entered into an unsecured short term loan with a stockholder for $150,000 to be used to discharge the bridge loans of another investor. Borrowings under the loan bear interest at 12% per annum, with interest accrued and payable on maturity. The Note was due on November 24, 2009 and is still outstanding. In conjunction with this line of credit, the Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $0.15 per share with an expiration date of September 24, 2014. On April 6, 2010, a partial repayment of $25,000 of principal was paid. Also, as a result of the delinquent repayment of the note, a penalty of $69,000 was incurred on April 15, 2010. On August 17, 2010, a partial payment of $50,000 of principal was made on the line of credit. Unpaid accrued interest on this loan as of September 30, 2017 and December 31, 2016 was $150,962 and $137,409, respectively.

As of September 30, 2017 and December 31, 2016, the outstanding balance on this loan was $151,000. Since the loan matured on November 24, 2009, it is currently in default. During the nine months ended September 30, 2017 and 2016, the Company recorded $13,553 and $13,602, respectively, as interest expense.

NOTE 9 – CONVERTIBLE NOTES

Convertible notes of non-related party investors are comprised of the following:

	September 30, 2017	December 31, 2016
Series A Convertible Notes	$817,000	$817,000
Series B Convertible Notes	225,000	225,000
Series C Convertible Notes	245,000	245,000
Series D Convertible Notes	21,000	21,000
Bridge 2014 Convertible Notes	750,000	750,000
Bridge 2015 Convertible Notes, net of unamortized debt discount of $1,817 and $27,685, respectively	273,183	297,315

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

	September 30, 2017	December 31, 2016
Bridge 2016 Convertible Notes, net of unamortized debt discount of $2,535 and $8,901, respectively	69,465	63,099
Bridge 2 (2016) Convertible Notes, net of unamortized debt discount of $68,428 and $153,940, respectively	181,572	96,060
Convertible promissory notes, net of unamortized debt discount of $11,982	-	33,018
Total	2,582,220	2,547,492
Less: Current portion	(2,462,354)	(1,433,833)
Long term portion	$119,866	$1,113,659

During the nine months ended September 30, 2017, the Company issued an aggregate of 3,685,343 shares of its common stock in settlement of $95,000 of convertible notes payable and $14,765 accrued interest.

For the nine months ended September 30, 2017 and 2016, the Company amortized $129,728 and $130,635 of debt discount to current period operations as interest expense.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2017 and December 31, 2016, the Company has authorized 10,000,000 shares of Series A convertible preferred stock, par value $0.001, of which none are issued and outstanding as of September 30, 2017 and December 31, 2016. The Series A convertible preferred stock which has rank senior to common and all other preferred stock of the corporation and equal or junior to any preferred stock that may be issued in regard to liquidation; not entitled to dividends and is convertible, at the holders’ option, at 10 shares of common stock for each share of Series A preferred stock.

Common stock

At September 30, 2017, and December 31, 2016, the Company has authorized 500,000,000 shares of common stock, par value $0.001, of which 126,950,152 and 121,264,809 are issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company issued 2,000,000 shares of its common stock for services valued at $27,000.

NOTE 11 – WARRANTS AND OPTIONS

Common stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2017:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01 to 0.10	89,650,000	2.89	$0.08	59,650,000	$0.10
0.11 to 0.20	7,875,000	0.47	0.15	7,875,000	0.15
0.21 to 0.30	2,000,000	0.06	0.25	2,000,000	0.25
Total	99,525,000	2.64	$0.09	69,525,000	$0.11

Transactions involving the Company’s warrant issuance for the nine months ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	101,825,000	0.10
Issued	3,000,000	0.07
Exercised	-	-
Expired	(5,300,000)	(0.24)
Outstanding at September 30, 2017	99,525,000	$0.09

On April 25, 2017, the Company issued 1,000,000 common stock warrants in connection with services provided. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 339.59%, risk free rate of 1.87% and expected life of 5.00 years. The determined estimated fair value of $14,996 was charged to operations during the nine months ended September 30 2017.

On April 25, 2017, the Company issued 1,000,000 common stock warrants in connection with services provided. The warrants are exercisable till August 7, 2019 at an exercise price of $0.10 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 339.59%, risk free rate of 1.29% and expected life of 2.29 years. The determined estimated fair value of $14,632 was charged to operations during the nine months ended September 30 2017.

On July 17, 2017, the Company issued 1,000,000 common stock warrants in connection with services provided. The warrants are exercisable till July 17, 2024 at an exercise price of $0.05 per common share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 335.45%, risk free rate of 2.12% and expected life of 7.00 years. The determined estimated fair value of $13,700 was charged to operations during the nine months ended September 30 2017.

Total stock-based compensation expense for warrants for the nine months ended September 30, 2017 and 2016 amounted to $43,328 and $1,860, respectively.

Preferred stock warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s Series A convertible preferred stock issued at September 30, 2017:

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.50	2,0350,000	2.36	$0.50	1,035,000	$0.50
1.00	18,000	0.77	1.00	18,000	1.00
1.50	131,500	1.07	1.50	131,500	1.50
Total	2,184,500	2.27	$0.58	1,184,500	$0.62

Transactions involving the Company’s preferred warrant issuance for the nine months ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	2,564,500	0.66
Issued	-	-
Exercised	-	-
Expired	(380,000)	1.21
Outstanding at September 30, 2017	2,184,500	$0.58

Options

The following table summarizes options outstanding and related prices for the shares of the Company’s common stock issued at September 30, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0137	250,000	6.80	$0.0137	-	$0.0137
0.015	7,000,000	3.35	0.015	4,333,334	0.015
0.018	1,000,000	6.93	0.018	-	0.018
0.02	400,000	5.25	0.02	300,000	0.02
0.025	250,000	4.90	0.025	250,000	0.025
0.06	3,000,000	0.67	0.06	3,000,000	0.06
0.09	250,000	1.18	0.09	250,000	0.09
0.095	500,000	1.30	0.095	500,000	0.095
0.10	650,000	0.44	0.10	650,000	0.10
Total	13,300,000	2.91	$0.034	9,283,334	$0.042

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Transactions involving the Company’s option issuance for the nine months ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	17,225,000	0.08
Issued	1,250,000	0.017
Exercised	--	--
Expired	(5,175,000)	0.17
Outstanding at September 30, 2017	13,300,000	$0.034

On July 17, 2017, the Board granted stock options to purchase 250,000 shares of common stock of the Company at exercise price of $0.0137 with exercise period of seven years to an employee, vesting 1/3 each six month anniversary for eighteen months. The grant was valued using the Black-Scholes option pricing model and had a value of $3,425 and will be charged to operations through the vesting period.

On September 2, 2017, the Board granted stock options to purchase 1,000,000 shares of common stock of the Company at exercise price of $0.018 with exercise period of seven years to an employee, vesting 1/2 each six month anniversary for one year. The grant was valued using the Black-Scholes option pricing model and had a value of $16,799 and will be charged to operations through the vesting period.

The Black-Scholes option pricing model used the following assumptions: Dividend yield: 0%; Volatility: 310.07% to 335.45%; and Risk Free rate: 1.99% to 2.12%, term: contractual terms.

Total stock-based compensation expense for options for the nine months ended September 30, 2017 and 2016 amounted to $25,295 and $24,021, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIE

Litigation:

On April 11, 2016, a Decision was entered in the matter of a noteholder's claim (as described in Part 1, Item 3 (under "Lawsuits from Noteholders") against Debt Resolve Inc., granting the noteholder's motion for summary judgment in part, and denying it in part, and denying Debt Resolve's cross motion for summary judgment. A stipulation with respect to damages was entered by the Court on August 29, 2016 providing that the total outstanding principal and interest due the noteholder as of July 31, 2016 is $322,152. The noteholder is seeking an award of his attorneys' fees from the Court. On April 20, 2017, the Court awarded the plaintiff $115,516 in attorney’s fees and costs, therefore the Company has accrued, as of September 30, 2017, the liability which is included as accounts payable and accrued expenses in the accompanying financial statements. On May 4, 2017, the Company was notified that this claim became property of the Noteholder’s bankruptcy estate which was converted to chapter 7. The Company’s counsel has been in contact with the chapter 7 trustee.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Payroll and Payroll taxes

Due to a lack of capital, the Company has been unable to pay all of the compensation owed to its employees. In addition, in 2011, 2012 and the first quarter of 2013, the Company did not pay certain federal and state payroll tax obligations due for employees’ compensation, and they have become delinquent. As a result, the Company has included in accrued expenses an amount of approximately $52,500 at September 30, 2017 that represents an estimate that could be expected upon settlement of these payroll taxes with the respective taxing authorities. In April, 2015, an agreement was reached with the IRS that details an agreed upon amount owed and a 17 month payment plan for same. All payments have been made and the IRS liability has been satisfied. In addition, the Company has contacted the state involved and anticipates settlement discussions in the near future.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, certain Company directors personally guarantee the Company’s notes payable and its’ bank loan (Note 8). Also, certain directors and officers made short-term or longer term loans as discussed in Note 7 and 8. Total interest expense in connection with notes payable to related parties and related party lines of credit amounted $95,377 and $90,703 for the nine months ended September 30, 2017 and 2016, respectively.

Progress Advocates

The Company reimburses the 49% owner (non-controlling interest party) for payroll, marketing and general expenses incurred by Progress Advocates. For the three and nine months ended September 30, 2017 and 2016, the Company reimbursed $-0- and $289,311 in incurred costs, respectively. Included in accounts payable and accrued liabilities at September 30, 2017 and December 31, 2016 is $73,807 and $73,807, respectively.

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

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

A reconciliation of the non-controlling income (loss) attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended September 30, 2017:

	Progress	Student	Patient
	Advocates,	Loan	Online
	Inc.	Care LLC	Services, LLC
Net income (loss)	$112,573	$(261,253)	$(99)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$55,161	$(128,014)	$(49)

Net loss attributable to non-controlling interest for the nine months ended September 30, 2017:

	Progress	Student	Patient
	Advocates,	Loan	Online
	Inc.	Care LLC	Services, LLC
Net income (loss)	$41,462	$251,428	$(934)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$20,316	$123,200	$(458)

Net loss attributable to non-controlling interest for the three months ended September 30, 2016:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$(55,179)	$179,464	$534
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$(27,038)	$87,937	$262

DEBT RESOLVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Net loss attributable to non-controlling interest for the nine months ended September 30, 2016:

			Patient
	Progress	Student Loan	Online
	Advocates, Inc.	Care LLC	Services, LLC
Net income (loss)	$(458,402)	$9,159	$(5,771)
Average Non-controlling interest percentage	49%	49%	49%
Net Income ( loss) attributable to the non-controlling interest	$(224,617)	$4,488	$(2,828)

The following table summarizes the changes in non-controlling interest from January 1, 2017 to September 30, 2017:

			Patient
	Progress	Student Loan	Online
	Advocates	Care, LLC	Services, Inc.	Total
Balance, December 31, 2016	(561,325)	4,692	(2,873)	(559,506)
Net capital withdrawal by non-controlling interest	-	(390,772)	-	(390,772)
Net income (loss) attributable to the non-controlling interest	20,316	123,200	(458)	143,058
Balance, September 30, 2017	$(541,009)	$(262,880)	$(3,331)	$(807,220)

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent events, we have analyzed our operations subsequent to September 30, 2017, through the date financial statements were issued, and have determined that there were no material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Growth Strategy Update

During the quarter ending September 30, 2017, progress was made in the implementation of our new strategies. While individual setbacks were expected and did occur, each was addressed and positive momentum resumed for the respective strategy. The following is a brief review of the important progress achieved in each strategy:

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

The quarter ending September 30, 2017 was a challenging quarter for Student Loan Care. As the Company was slowly recovering from the seasonality of the Direct Mail industry that slowed response rates to our marketing campaigns in the second quarter ending June 30, 2017, a number of sales personnel unexpectedly left the Company during the month of August 2017. New sales management was put in place and the hiring and training of new sales personnel was completed by quarter end. However, the transition caused certain delays that could not be recovered. This resulted in Student Loan Care revenue falling from $1,154,074 in the period ending September 30, 2016 to $815,992 in the period ending September 30, 2017. While expense control recovered some of the revenue loss, Student Loan Care had its first quarterly operating loss in the period ending September 30, 2017.

While the events of this quarter impacted our current financial results, the strength of the Student Loan Care business helped the Company achieve significant year over year financial improvement in the nine month period ending September 30, 2017. For the nine months ending September 30, 2017, the Company increased revenue to $5,161,735 from $2,342,244 for the comparable period in 2016. For the nine months ending September 30, 2017, the Company increased operating income to $394,577 from a loss of ($943,141) for the same period in 2016.

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

22

•

Leverage our technology and knowledge of consumer debt collection to launch a new internet based product in the small business to consumer debt negotiation and collection space. As resources were diverted to support the launch and development of Student loan Care LLC (see above), the development effort on Settl.it/Pro was postponed to the fourth quarter of 2017. A soft launch of this small business product is scheduled for January 2018.

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

For additional information on the Company’s product, visit these websites; 1. The Settl.it Family of Products website, www.settl.com, and 2. Payment Resolution Systems, www.paymentresolutionsystems.com. In addition, the Settl.it consumer to consumer product can be utilized at www.settl.it and our Student Loan Care federal student loan document preparation services can be obtained at www.studentloancare.com.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Revenues totaled $955,819 and $1,336,870 for the three months ended September 30, 2017 and 2016, respectively. We earned revenue during the three months ended September 30, 2017 and 2016 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The decreased revenue mainly resulted from our majority owned subsidiary, Student Loan Care, LLC of $815,992 for the three month ending September 30, 2017 as compared to $1,154,074 for the same period last year.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $487,637 for the three months ended September 30, 2017, as compared to $598,941 for the three months ended September 30, 2016, a decrease of $111,304. The decrease is primarily related to reduced staff in our Student Loan Care subsidiary which started in June 2016 and the winding down of our Progress Advocates subsidiary. Stock based compensation was $26,862 and $90,121 for the three months ended September 30, 2017 and 2016, respectively.

Selling and marketing expenses. Selling and marketing expenses decreased from $262,562 for the three months ended September 30, 2016 to $227,372 for the same period in 2017. The significant decrease is due to the decreased sales and marketing activities of Student Loan Care LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $430,572 for the three months ended September 30, 2017, as compared to $483,783 for the three months ended September 30, 2016, a decrease of $53,211. The most significant decrease was due to decreased costs associated with Student Loan Care, LLC and Progressive Advocates, LLC as compared to 2016.

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

Interest (expense). We recorded interest expense of $209,739 for the three months ended September 30, 2017 compared to interest expense of $296,582 for the three months ended September 30, 2016. Interest expense decreased primarily from our financing of accounts receivable with Student Loan Care, LLC.

Amortization of deferred debt discount. Amortization expense of $54,662 and $69,545 was incurred for the three months ended September 30, 2017 and 2016, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense decreased due to aging of notes issued in earlier periods.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues

Revenues totaled $5,161,735 and $2,342,344 for the nine months ended September 30, 2017 and 2016, respectively. We earned revenue during the nine months ended September 30, 2017 and 2016 as a percent of debt collected, on a fee per settlement and on a flat monthly fee basis. In addition, we earn revenue from fees for providing student loan document preparation services. The increased revenue mainly resulted from our majority owned subsidiary, Student Loan Care, LLC of $4,691,925 for the nine month ending September 30, 2017 as compared to $1,258,892 for the same period last year. To offset this revenue gain, our majority owned subsidiary, Progress Advocates is winding down and had revenues of $449,360 and $1,009,434 in the nine months ending September 30, 2017 and 2016, respectively.

Costs and Expenses

Payroll and related expenses. Payroll and related expenses amounted to $1,684,380 for the nine months ended September 30, 2017, as compared to $1,214,507 for the nine months ended September 30, 2016, an increase of $469,873. The increase is primarily related to our Student Loan Care subsidiary which started in June 2016, offset by the winding down of our Progress Advocates subsidiary. Stock based compensation was $95,623 and $244,200 for the nine months ended September 30, 2017 and 2016, respectively.

Selling and marketing expenses. Selling and marketing expenses increased from $387,062 for the nine months ended September 30, 2016 to $1,021,106 for the same period in 2017. The significant increase is due to the increased sales and marketing activities of Student Loan Care LLC., our majority owned subsidiary.

General and administrative expenses. General and administrative expenses amounted to $2,061,672 for the nine months ended September 30, 2017, as compared to $1,683,916 for the nine months ended September 30, 2016, a an increase of $377,756. The most significant increase was due to increased costs associated with Student Loan Care, LLC, net with a decrease due to Progressive Advocates, LLC as compared to 2016.

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

Interest (expense). We recorded interest expense of $1,038,717 for the nine months ended September 30, 2017 compared to interest expense of $745,531 for the nine months ended September 30, 2016. Interest expense increased primarily from our financing of accounts receivable with Student Loan Care, LLC.

Amortization of deferred debt discount. Amortization expense of $179,599 and $152,555 was incurred for the nine months ended September 30, 2017 and 2016, respectively, for the amortization of the value of the deferred debt discount associated with certain of our notes payable. Amortization expense increased due to new notes added in latter part of 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $15,748,156 and cash and cash equivalents totaling $15,449. We reported a net loss of $966,797 for the nine months ended September 30, 2017. Net cash used in operating activities was $1,050,755 for the nine months ended September 30, 2017. Cash flow provided by financing activities was $473,103 for the nine months ended September 30, 2017. As of December 31, 2016, we had a working capital deficiency (total current liabilities exceeded total current assets) in the amount of $10,955,052 and cash and cash equivalents totaling $593,101.

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

As of September 30, 2017 and December 31, 2016, the Company's accounts receivable was $10,304,948 and $8,596,343 and the allowance for doubtful accounts was $1,818,306 and $1,622,208, respectively.

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

Management believes that its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 are fairly presented, in all material respects, its financial condition and results of operations. During the three months ended September 30, 2017, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2017, the Company and Student Loan Care LLC, its majority owned subsidiary, received a subpoena requesting documents regarding the operation Of Student Loan Care. We have provided the requested information regarding Student Loan Care and respective vendors’ services. We are confident that our compliance with regulations regarding marketing, sales, advanced payments, and our focus on helping consumers select the best programs for their financial situation supported by on-going people-based customer service, demonstrates our commitment to helping federal student loan holders.

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

On August 27, 2010, the investor was paid $80,000 in principal through partial sale of the note, leaving a remaining balance of $177,867 plus accrued interest due on the note as of September 30, 2017. As of September 30, 2017, this note has matured and is still outstanding and is in default at this time.

Convertible Notes:

From June 2009 to March 2010, unaffiliated investors loaned the Company an aggregate of $1,237,459 (including $20,000 related party) on three-year Series A Convertible Notes with an interest rate of 14% with an aggregate of $837,000 (including $20,000 related party) remaining at September 30, 2017. The interest accrues and is payable at maturity, which range in dates from August 2012 to March 2013. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company. In 2015 and 2016, the Company extended for 18 months $837,000 of the outstanding debt.

During year ended December 31, 2010, unaffiliated investors loaned the Company an aggregate of $275,000 on three-year Series B Convertible Notes with an interest rate of 14%. During the year ended December 31, 2010, $50,000 was repaid in cash, leaving a balance of $225,000 on these notes at September 30, 2017. The interest accrues and is payable at maturity. The conversion price is set at $0.15 per share. The Notes carry a first lien security interest in all of the assets of the Company with the Series A notes above. In 2014 and 2015, the Company extended for 18 months $175,000 of the outstanding debt and in 2016 extended $75,000 till May/June 2018.

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

During the year ended December 31, 2011, the Company issued an aggregate of $25,000 of Series D Convertible Notes with an interest rate of 14% due three years from the date of issuance of which $21,000 remains as of September 30, 2017. The interest accrues and is payable at maturity. The conversion price is set at $0.12 per share. The investors have a second lien position behind the Series A, B and C notes. In 2014 and 2015, the Company extended for 18 months $15,000 of the outstanding debt and in 2016 extended $5,000 till July 2018.

During the year ended December 31, 2014, the Company issued an aggregate of $1,050,000 of 2014 Bridge Convertible Notes with an interest rate of 10% due two years from the date of issuance of which $1,050,000 remains as of September 30, 2017. The interest accrues and is payable at maturity. The conversion price is set at $0.05 per share. In 2016, the Company extended $775,000 of the outstanding debt till May-October 2018. As of September 30, 2017, $275,000 of the notes has matured and is in default at this time.

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

DEBT RESOLVE, INC.

Dated: November 13, 2017	By:	/s/ Bruce E. Bellmare
Bruce E. Bellmare
Chief Executive Officer/ Principal Accounting Officer (Principal executive officer/ Principal accounting officer)

